Form 10-Q
period 2003-09-30
LEVITT CORP
filed 2003-11-14
CIK 1218320

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                              --------------------

                                    FORM 10-Q

                              --------------------

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                    For the Quarter Ended September 30, 2003

                              --------------------

                       Commission File Number: 333-103225

                               LEVITT CORPORATION
                         State of Incorporation: Florida

                              --------------------

                I.R.S. Employer Identification Number: 11-3675068

           1750 East Sunrise Boulevard, Fort Lauderdale, Florida 33304
                                 (954) 760-5200

                              --------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),

                                                                  Yes |X| No |_|

and (2) has been subject to such filing requirements for the past 90 days.

                                                                  Yes |_| No |X|

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                                                  Yes |_| No |X|

Indicate the number of shares outstanding for each of the Registrant's classes of common stock, as of the latest practicable date:

             Common Stock of $.01 par value, 100 shares outstanding.

                       Levitt Corporation and Subsidiaries
                   Index to Consolidated Financial Statements

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements:

            Consolidated Statements of Financial Condition as of September 30, 2003 and December 31, 2002 - Unaudited

            Consolidated Statements of Operations for the three and nine month periods ended September 30, 2003 and 2002 - Unaudited

            Consolidated Statements of Shareholder's Equity and Comprehensive Income for the nine months ended September 30, 2003 - Unaudited

            Consolidated Statements of Cash Flows for the nine months ended September 30, 2003 and 2002 - Unaudited

            Notes to Unaudited Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

Item 4.     Controls and Procedures

PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

SIGNATURES

                               LEVITT CORPORATION
            (A WHOLLY OWNED SUBSIDIARY OF BANKATLANTIC BANCORP, INC.)
           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION - UNAUDITED
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                             SEPTEMBER 30,    DECEMBER 31,
                                                                 2003             2002
                                                             -------------    ------------
                              ASSETS

Cash and cash equivalents                                    $    36,045           16,014
Restricted cash                                                    3,301            2,988
Notes receivable                                                   5,163            6,082
Inventory of real estate                                         234,854          198,126
Investments in real estate joint ventures                          3,861            4,251
Investment in Bluegreen Corporation                               63,583           57,332
Other assets                                                       7,262            4,710
Deferred tax asset, net                                            2,454            5,958
                                                             -----------      -----------
   Total assets                                              $   356,523          295,461
                                                             ===========      ===========

               LIABILITIES AND SHAREHOLDER'S EQUITY

Accounts payable and accrued liabilities                     $    64,991           36,897
Current income tax payable to affiliate                            3,174            3,432
Notes and mortgage notes payable                                 108,323           85,359
Notes and mortgage notes payable
 to affiliates                                                    53,242           57,505
Development bonds payable                                          1,020            4,581
                                                             -----------      -----------
   Total liabilities                                             230,750          187,774

Minority interest in consolidated joint venture                      250              154

Shareholder's equity:
Common stock, $.01 par value, authorized 10,000 shares;
 issued and outstanding 100 shares                                    --               --
Additional paid-in capital                                        68,296           68,402
Retained earnings                                                 56,858           39,537
Accumulated other comprehensive income (loss)                        369             (406)
                                                             -----------      -----------
   Total shareholder's equity                                    125,523          107,533
                                                             -----------      -----------
   Total liabilities and shareholder's equity                $   356,523          295,461
                                                             ===========      ===========

     See accompanying notes to unaudited consolidated financial statements.

                               LEVITT CORPORATION
            (A WHOLLY OWNED SUBSIDIARY OF BANKATLANTIC BANCORP, INC.)
                CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                 (IN THOUSANDS)

                                                                              THREE MONTHS                      NINE MONTHS
                                                                           ENDED SEPTEMBER 30,               ENDED SEPTEMBER 30,
                                                                       --------------------------         --------------------------
                                                                         2003              2002              2003             2002
                                                                       --------------------------         --------------------------
REVENUES:
      Sales of real estate                                             $ 64,930            40,980          184,933           125,697
      Title and mortgage operations                                         607               393            1,588             1,033
                                                                       --------          --------         --------          --------
                                                                         65,537            41,373          186,521           126,730
                                                                       --------          --------         --------          --------

COSTS AND EXPENSES:
      Cost of sales of real estate                                       46,487            32,588          135,162            95,393
      Selling, general and administrative expenses                       10,167             7,021           28,553            20,851
      Interest expense, net                                                  --                63              249               383
      Other expenses                                                        422               332            1,206               905
      Minority interest                                                     (22)               --              127                --
                                                                       --------          --------         --------          --------
                                                                         57,054            40,004          165,297           117,532
                                                                       --------          --------         --------          --------
                                                                          8,483             1,369           21,224             9,198

Earnings from Bluegreen Corporation                                       3,350               941            5,156             2,463
(Loss) earnings from joint ventures                                         (16)              130              (98)            1,506
Interest and other income                                                   663               396            1,930             1,762
                                                                       --------          --------         --------          --------
      Income before income taxes                                         12,480             2,836           28,212            14,929

      Provision for income taxes                                          4,819               336           10,891             3,675
                                                                       --------          --------         --------          --------
      NET INCOME                                                       $  7,661             2,500           17,321            11,254
                                                                       ========          ========         ========          ========

      See accompanying notes to unaudited consolidated financial statements.

                               LEVITT CORPORATION
            (A WHOLLY OWNED SUBSIDIARY OF BANKATLANTIC BANCORP, INC.)
               CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY AND
                        COMPREHENSIVE INCOME - UNAUDITED
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                 (IN THOUSANDS)

                                                                                                        ACCUMULATED
                                                COMPRE-                                                    COMPRE-
                                                HENSIVE                    ADDITIONAL                      HENSIVE
                                                INCOME         COMMON       PAID-IN       RETAINED         INCOME
                                                (LOSS)          STOCK       CAPITAL       EARNINGS         (LOSS)         TOTAL
                                              ----------      --------     ----------     ---------     -----------     --------
BALANCE AT DECEMBER 31, 2001                                        --        50,003         20,025            --         70,028
Net income                                    $   11,254            --            --         11,254            --         11,254
Other comprehensive income, net of tax:
  Unrealized gain on retained interests
    of Bluegreen Corporation, net of tax             362            --            --             --           362            362
                                              ----------
Comprehensive income                          $   11,616
                                              ==========

Capital contribution                                                --        18,618             --            --         18,618

Issuance of  Bluegreen Corporation
  common stock, net of tax                                          --          (192)            --            --           (192)
                                                              --------      --------       --------      --------       --------

BALANCE AT SEPTEMBER 30, 2002                                 $     --        68,429         31,279           362        100,070

BALANCE AT DECEMBER 31, 2002                                        --        68,402         39,537          (406)       107,533
Net income                                    $   17,321            --            --         17,321            --         17,321
Other comprehensive income, net of tax:
  Unrealized gain on retained interests
    of Bluegreen Corporation, net of tax             775            --             --            --            775           775
                                              ----------
Comprehensive income                          $   18,096
                                              ==========
Issuance of  Bluegreen Corporation
  common stock, net of tax                                          --          (106)            --            --           (106)
                                                              --------      --------       --------      --------       --------

BALANCE AT SEPTEMBER 30, 2003                                 $     --        68,296         56,858           369        125,523
                                                              ========      ========       ========      ========       ========

     See accompanying notes to unaudited consolidated financial statements.

                               LEVITT CORPORATION
            (A WHOLLY OWNED SUBSIDIARY OF BANKATLANTIC BANCORP, INC.)
                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                 (IN THOUSANDS)

                                                                           NINE MONTHS
                                                                       ENDED SEPTEMBER 30,
                                                                  ---------------------------
                                                                     2003             2002
                                                                  ----------       ----------
OPERATING ACTIVITIES:
   Net income                                                     $   17,321           11,254
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
 Depreciation and amortization                                           226               83
 Minority interest expense                                               127               --
 Increase in deferred income taxes                                     3,078            2,417
 (Decrease) increase in current income taxes                            (258)             222
 Earnings from Bluegreen Corporation                                  (5,156)          (2,463)
 Loss (earnings) from joint ventures                                      99           (1,506)
 Changes in operating assets and liabilities:
   Increase in restricted cash                                          (313)          (2,489)
   Increase in inventory of real estate                              (36,728)         (55,568)
   Decrease in notes receivable                                          919              288
   (Increase) decrease in other assets                                (2,405)           1,059
   Increase in accounts payable,
     accrued expenses and other liabilities                           28,093            6,876
                                                                  ----------       ----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                    5,003          (39,827)
                                                                  ----------       ----------

INVESTING ACTIVITIES:
 Investment in real estate joint ventures                               (905)            (631)
 Distributions from real estate joint ventures                         1,196            5,573
 Investment in Bluegreen Corporation                                      --          (53,779)
 Other                                                                  (343)            (260)
                                                                  ----------       ----------
NET CASH (USED IN) INVESTING ACTIVITIES                                  (52)         (49,097)
                                                                  ----------       ----------

FINANCING ACTIVITIES:
 Proceeds from notes and mortgage notes payable                       97,784           70,306
 Proceeds from notes and mortgage notes payable to affiliates         28,571           52,030
 Repayment of notes and mortgage notes payable                       (74,820)         (37,409)
 Repayment of notes and mortgage notes payable to affiliates         (32,834)         (23,789)
 Proceeds from development bonds payable                                  --              841
 Repayment of development bonds payable                               (3,590)          (4,985)
 Contributed capital from BankAtlantic Bancorp, Inc.                      --           18,618
 Change in minority interest in consolidated joint ventures              (31)             243
                                                                  ----------       ----------
NET CASH PROVIDED BY  FINANCING ACTIVITIES                            15,080           75,855
                                                                  ----------       ----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      20,031          (13,069)
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF PERIOD                  16,014           23,591
                                                                  ----------       ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $   36,045           10,522
                                                                  ==========       ==========

                                                        (Continued on next page)

                               LEVITT CORPORATION
            (A WHOLLY OWNED SUBSIDIARY OF BANKATLANTIC BANCORP, INC.)
                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                 (IN THOUSANDS)

                                                                               NINE MONTHS
                                                                           ENDED SEPTEMBER 30,
                                                                     -----------------------------
                                                                         2003               2002
                                                                     -----------        ----------
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid on borrowings, net of capitalized interest             $       340                61
Income taxes paid                                                    $     8,081             1,036
SUPPLEMENTAL DISCLOSURE OF NON-CASH OPERATING,
   INVESTING AND FINANCING ACTIVITIES:
Change in shareholder's equity resulting from the change
   in other comprehensive loss, net of taxes                         $       775               362
Change in shareholder's equity from the net effect
   of Bluegreen's capital transactions, net of taxes                 $      (106)             (192)

     See accompanying notes to unaudited consolidated financial statements.

                               LEVITT CORPORATION
            (A WHOLLY OWNED SUBSIDIARY OF BANKATLANTIC BANCORP, INC.)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    PRESENTATION OF INTERIM FINANCIAL STATEMENTS

      Levitt Corporation (the "Company") is the parent company to other entities operating in the real estate development and investment business. The Company engages in real estate activities through Levitt and Sons, LLC ("Levitt and Sons"), a developer of residential properties; Core Communities, LLC ("Core Communities"), a land developer; Levitt Commercial, LLC ("Levitt Commercial"), a developer of commercial properties; and several investments in real estate projects in Florida. The Company also acquired in April 2002 an equity investment of 34.2% in Bluegreen Corporation ("Bluegreen"), a New York Stock Exchange-listed company engaged in acquisition, development, marketing and sale of primarily drive-to vacation interval resorts, golf communities and residential land.

      The accompanying consolidated statement of financial condition as of September 30, 2003, the consolidated statements of operations, of cash flows and of shareholder's equity and comprehensive income for the three and nine-month periods ended September 30, 2003 and 2002, are unaudited. The consolidated statement of financial condition as of December 31, 2002 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, such information includes all adjustments consisting of normal recurring adjustments necessary for a fair presentation of this interim information. Results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The consolidated financial statements and related notes are presented as permitted by Form 10-Q and should be read in conjunction with the audited and unaudited consolidated financial statements and notes thereto for the year ended December 31, 2002 and the six months ended June 30, 2003, appearing in Amendment No. 3 to the Company's registration statement on Form S-1 as declared effective by the SEC on September 30, 2003. Certain amounts for prior periods have been reclassified to conform with the statement presentation for 2003.

2.    COMPREHENSIVE INCOME

      The components of other comprehensive income relate to the Company's proportionate share of Bluegreen Corporation's net unrealized gain on retained interests, net of taxes. The Company's other comprehensive income for the three months ended September 30, 2003 and 2002 was $112,000 and $296,000, respectively, net of tax effects of $70,000 and $186,000, respectively. The Company's resulting total comprehensive income for the three months ended September 30, 2003 and 2002 was $7.8 and $2.8 million, respectively. In the nine month periods ended September 30, 2003 and 2002, the tax effect of the Company's other comprehensive income was $492,000 and $227,000, respectively.

3.    INVENTORY OF REAL ESTATE

      At September 30, 2003 and December 31, 2002, inventory of real estate is summarized as follows:

                                                September 30,   December 31,
                                                    2003             2002
                                                -------------   ------------
            (in thousands)
            Land and land development costs      $  172,346         161,826
            Construction cost                        47,703          23,412
            Other costs                              14,805          12,888
                                                 ----------      ----------
                                                 $  234,854         198,126
                                                 ==========      ==========

4.    INTEREST

      Interest incurred relating to land under development and construction is capitalized to real estate inventories during the active development period. Interest is capitalized as a component of inventory at the effective rates paid on borrowings during the pre-construction and planning stage and the periods that projects are under development. Capitalization of interest is discontinued if development ceases at a project. Interest is amortized to cost of sales as related homes, land and units are sold. The following table is a summary of interest incurred on notes and mortgage notes payable and the amounts capitalized:

                                                    Three Months Ended                Nine Months Ended
                                                       September 30,                     September 30,
                                               ---------------------------       ---------------------------
                                                  2003             2002             2003             2002
                                               ----------       ----------       ----------       ----------
      (In thousands)
      Interest incurred to non-affiliates      $    1,349            1,606            4,254            4,279
      Interest incurred to BankAtlantic               256              326              853            1,010
      Interest incurred to BankAtlantic
      Bancorp                                         289              345              892              649
      Interest capitalized                         (1,894)          (2,214)          (5,750)          (5,555)
                                               ----------       ----------       ----------       ----------
           Interest expense, net               $       --               63              249              383
                                               ----------       ----------       ----------       ----------

      Interest included in cost of sales       $    1,451            1,242            3,875            3,698
                                               ==========       ==========       ==========       ==========

5.    INVESTMENT IN BLUEGREEN CORPORATION

      During April 2002, Levitt Corporation acquired approximately 34.2% of the outstanding shares of Bluegreen. This interest in Bluegreen was acquired for an aggregate purchase price of approximately $53.8 million, and is accounted for under the equity method. The cost of the investment in Bluegreen is adjusted to recognize our interest in the earnings or losses of Bluegreen after the acquisition date.

Condensed balance sheets and condensed statements of income for Bluegreen are as follows:

                      Condensed Consolidated Balance Sheet
                                 (In thousands)

                                                            September 30,   December 31,
                                                                2003             2002
                                                            ------------    ------------
Total assets                                                $    552,066         433,992
                                                            ============    ============

Total liabilities                                                373,218         275,709
Total shareholders' equity                                       178,848         158,283
                                                            ------------    ------------
Total liabilities and shareholders' equity                  $    552,066         433,992
                                                            ============    ============

                   Condensed Consolidated Statements of Income
                                 (In thousands)

                                                                  Nine Months Ended
                                                            September 30,   September 29,
                                                                2003             2002
                                                            ------------    ------------
Revenues                                                    $    315,617         247,692
Cost and expenses                                                283,572         230,337
Provision for income taxes                                        11,615           6,433
Minority interest                                                  1,875             645
                                                            ------------    ------------
Income before cumulative effect of a change in
  accounting principle                                            18,555          10,277
Cumulative effect of a change in accounting
  principle, net of income taxes and Minority interest                --          (5,579)
                                                            ------------    ------------
Net income (loss)                                           $     18,555    $      4,698
                                                            ============    ============

6.    NOTES AND MORTGAGE NOTES PAYABLE

      At December 31, 2002, Levitt and Sons had a credit agreement with a non-affiliated financial institution to provide a $7.5 million line of credit, which was scheduled to mature in September 2004. In July 2003, this agreement was amended to increase the maximum available credit to $10.0 million, and extend the maturity date to September 2005. At September 30, 2003 no amounts were outstanding under this agreement. The Company has guaranteed amounts outstanding under the line of credit, but the guarantee is limited to a security interest evidenced by a second priority lien on the Company's equity interest in Levitt and Sons.

      On September 30, 2003, the Company's registration statement on Form S-1 with the SEC for the public offering of up to $100 million of unsecured Subordinated Investment Notes (the "Investment Notes") became effective. Proceeds from the sale of the Investment Notes will be used to support the operations and growth of the Company, for the repayment of indebtedness, and for general corporate purposes. As of September 30, 2003, no Investment Notes had been issued.

7.    COMMITMENTS AND CONTINGENCIES

      The Company has provided guarantees on indebtedness to joint ventures accounted for under the equity method of accounting. The guarantees were required to obtain joint venture financing. The Company and its joint venture partners would be required to perform on their guarantees if the joint ventures default on the respective loan agreements. At September 30, 2003 and December 31, 2002, the Company had guaranteed $24.9 million and $26.2 million, respectively, of joint venture debt. The Company's management believes that, based on the loans' collateral, no payments will be required under the guarantees. The other joint venture partners are also guarantors of the joint venture debt.

      At September 30, 2003, the Company had commitments to purchase properties for development of $78.5 million, of which approximately $70.2 million is subject to due diligence and satisfaction of certain requirements and conditions, as well as the obtaining of financing. The following table summarizes certain information relating to outstanding purchase contracts.

                                Purchase              Units/           Expected
                                 Price                Acres            Closing
                              -------------        -----------         -------
       Levitt and Sons        $17.7 million        1,357 units         2003-04
       Core Communities       $55.5 million        3,156 acres           2004
       Levitt Commercial      $ 5.3 million           39 acres         2003-05

      At September 30, 2003, cash deposits of approximately $1.3 million secured the Company's commitments under these contracts.

8.    LITIGATION

      On December 29, 2000, Smith & Company, Inc. ("Smith") filed an action against Levitt-Ansca Towne Partnership (the "Partnership"), Bellaggio By Levitt Homes, Inc. ("BLHI"), Bellaggio By Ansca, Inc. a/k/a Bellaggio By Ansca Homes, Inc., and Liberty Mutual Insurance Company (collectively, "Defendants") based on an August 21, 2000 contract entered into with the Partnership. BLHI is a 50% partner of the Partnership and a wholly owned subsidiary of Levitt and Sons. The Complaint alleged, among other things, wrongful termination, breach and failure to pay for extra work performed outside the scope of the contract. The Partnership denied the claims, asserted defenses and asserted a number of counterclaims. This case was tried before a jury, and on March 7, 2002, the jury returned a verdict against the Partnership. The final judgment entered against the Defendants is $3.68 million. Under the final judgment, Smith and its surety company may be entitled to recover legal fees and other costs. Since BLHI is a 50% partner of the Partnership, its share of the potential liability is estimated at $2.6 million. The Partnership appealed the verdict. At September 30, 2003, the Company's financial statements included a $2.5 million accrual in other liabilities associated with this matter. Levitt and Sons has $2.6 million in restricted cash to secure an appeal bond posted in connection with the appeal.

9.    SEGMENT REPORTING

      Operating segments are defined as components of an enterprise about which separate financial information is available that is regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company evaluates segment performance based on net income after tax. The information provided for segment reporting is based on internal reports utilized by management. The Company has four reportable business segments. The reportable segments are: Levitt and Sons, Core Communities, Investment in Bluegreen, and Other. The accounting policies of the segments are generally the same as those described in the summary of significant accounting policies. The elimination entries consist primarily of the inter-company sales of real estate and cost of sales of real estate between Core and Levitt and Sons. The presentation and allocation of the assets, liabilities and results of operations may not reflect the actual economic costs of the segment as a stand-alone business. If a different basis of allocation were utilized, the relative contributions of the segments might differ, but management believes that the relative trends in segments would likely not be impacted.

      The tables below present unaudited segment information as of and for the three months ended September 30, 2003 and 2002.

                                               LEVITT AND        CORE
                       2003                       SONS        COMMUNITIES    BLUEGREEN        OTHER      ELIMINATIONS        TOTAL
                                                ---------     -----------    ---------      ---------    ------------     ---------
(In thousands)
Revenues
    Sales of real estate                        $  52,516         12,414            --             --             --         64,930
    Title and mortgage operations                     607             --            --             --             --            607
                                                ---------      ---------     ---------      ---------      ---------      ---------
                                                   53,123         12,414            --             --             --         65,537
                                                ---------      ---------     ---------      ---------      ---------      ---------
Costs and expenses
    Cost of sales of real estate                $  41,201          5,197            --            409           (320)        46,487
    Selling, general and administrative             7,183          2,072            --            912             --         10,167
    Interest expense, net                              --             --            --             --             --            (16)
    Other expenses                                    379             --            --             43             --            438
    Minority interest                                 (25)            --            --              3             --            (22)
                                                ---------      ---------     ---------      ---------      ---------      ---------
                                                   48,738          7,269            --          1,367           (320)        57,054
                                                ---------      ---------     ---------      ---------      ---------      ---------
                                                    4,385          5,145            --         (1,367)           320          8,483
    Earnings from Bluegreen                            --             --         3,350             --             --          3,350
    (Loss) earnings from joint ventures               (75)            --            --             59             --            (16)
    Interest income                                    25            153            --             12             --            190
    Other income                                      137            333            --              3             --            473
                                                ---------      ---------     ---------      ---------      ---------      ---------
Income (loss) before income taxes                   4,472          5,631         3,350         (1,293)           320         12,480
    Provision (benefit) for income taxes            1,725          2,176         1,292           (497)           123          4,819
                                                ---------      ---------     ---------      ---------      ---------      ---------
Net income (loss)                               $   2,747          3,455         2,058           (796)           197          7,661
                                                =========      =========     =========      =========      =========      =========
Total assets                                    $ 210,592         80,926        63,583          6,781         (5,359)       356,523
                                                =========      =========     =========      =========      =========      =========

                                               LEVITT AND       CORE
                2002                              SONS       COMMUNITIES     BLUEGREEN        OTHER      ELIMINATIONS       TOTAL
                                               ----------    -----------     ---------      ---------    ------------     ---------
(In thousands)
Revenues:
   Sales of real estate                        $  36,330          4,650             --             --             --         40,980
   Title and mortgage operations                     393             --             --             --             --            393
                                               ---------      ---------      ---------      ---------      ---------      ---------
                                                  36,723          4,650             --             --             --         41,373
                                               ---------      ---------      ---------      ---------      ---------      ---------
Costs and expenses:
   Cost of sales of real estate                $  29,698          2,644             --            246             --         32,588
   Selling, general and administrative             4,996          1,319             --            706             --          7,021
   Interest expense, net                              --            238             --           (119)           (56)            63
   Other expenses                                    277             --             --             55             --            332
                                               ---------      ---------      ---------      ---------      ---------      ---------
                                                  34,971          4,201             --            888            (56)        40,004
                                               ---------      ---------      ---------      ---------      ---------      ---------
                                                   1,752            449             --           (888)            56          1,369
   Earnings from Bluegreen                            --             --            941             --             --            941
   Earnings (loss) from joint ventures               302             --             --           (172)            --            130
   Interest income                                    20            192             --              9             --            221
   Other income                                      132            156             --             68           (181)           175
                                               ---------      ---------      ---------      ---------      ---------      ---------
Income (loss) before income taxes                  2,206            797            941           (983)          (125)         2,836
   Provision (benefit) for income taxes              876           (477)           363           (426)            --            336
                                               ---------      ---------      ---------      ---------      ---------      ---------
Net income (loss)                              $   1,330          1,274            578           (557)          (125)         2,500
                                               =========      =========      =========      =========      =========      =========
Total assets                                   $ 144,243         89,754         56,520          7,015         (6,950)       290,582
                                               =========      =========      =========      =========      =========      =========

      The tables below present unaudited segment information as of and for the nine months ended September 30, 2003 and 2002.

                                               LEVITT AND       CORE
                2003                              SONS       COMMUNITIES     BLUEGREEN        OTHER      ELIMINATIONS       TOTAL
                                               ----------    -----------     ---------      ---------    ------------     ---------
(In thousands)
Revenues
    Sales of real estate                       $ 135,107         45,019             --          4,807             --        184,933
    Title and mortgage operations                  1,588             --             --             --             --          1,588
                                               ---------      ---------      ---------      ---------      ---------      ---------
                                                 136,695         45,019             --          4,807             --        186,521
                                               ---------      ---------      ---------      ---------      ---------      ---------
Costs and expenses
    Cost of sales of real estate               $ 105,073         25,484             --          4,925           (320)       135,162
    Selling, general and administrative           19,774          5,770             --          3,009             --         28,553
    Interest expense, net                             --            224             --             25             --            233
    Other expenses                                 1,047             --             --            159             --          1,222
    Minority interest                                (75)            --             --            202             --            127
                                               ---------      ---------      ---------      ---------      ---------      ---------
                                                 125,819         31,478             --          8,320           (320)       165,297
                                               ---------      ---------      ---------      ---------      ---------      ---------
                                                  10,876         13,541             --         (3,513)           320         21,224
    Earnings from Bluegreen                           --             --          5,156             --             --          5,156
    (Loss) earnings from joint ventures             (120)            --             --             22             --            (98)
    Interest income                                   72            547             --             32             --            651
    Other income                                     360            792             --            127             --          1,279
                                               ---------      ---------      ---------      ---------      ---------      ---------
Income (loss) before income taxes                 11,188         14,880          5,156         (3,332)           320         28,212
    Provision (benefit) for income taxes           4,319          5,744          1,989         (1,284)           123         10,891
                                               ---------      ---------      ---------      ---------      ---------      ---------
Net income (loss)                              $   6,869          9,136          3,167         (2,048)           197         17,321
                                               =========      =========      =========      =========      =========      =========
Total assets                                   $ 210,592         80,926         63,583          6,781         (5,359)       356,523
                                               =========      =========      =========      =========      =========      =========

                                               LEVITT AND       CORE
                  2002                           SONS        COMMUNITIES      BLUEGREEN       OTHER      ELIMINATIONS       TOTAL
                                               ----------    -----------      ----------    ----------   ------------     ----------
(In thousands)
Revenues:
   Sales of real estate                        $  105,675         26,759              --            --        (6,737)        125,697
   Title and mortgage operations                    1,033             --              --            --            --           1,033
                                               ----------     ----------      ----------    ----------    ----------      ----------
                                                  106,708         26,759              --            --        (6,737)        126,730
                                               ----------     ----------      ----------    ----------    ----------      ----------
Costs and expenses:
   Cost of sales of real estate                $   86,790          9,237              --         1,167        (1,801)         95,393
   Selling, general and administrative             14,666          4,260              --         1,925            --          20,851
   Interest expense, net                               --            303              --           136           (56)            383
   Other expenses                                     770             --              --           135            --             905
                                               ----------     ----------      ----------    ----------    ----------      ----------
                                                  102,226         13,800              --         3,363        (1,857)        117,532
                                               ----------     ----------      ----------    ----------    ----------      ----------
                                                    4,482         12,959                        (3,363)       (4,880)          9,198
   Earnings from Bluegreen                             --             --           2,463            --            --           2,463
   Earnings (loss) from joint ventures              1,525             --              --           (19)           --           1,506
   Interest income                                     74            833              --           113            --           1,020
   Other income                                       628            433              --           112          (431)            742
                                               ----------     ----------      ----------    ----------    ----------      ----------
Income (loss) before income taxes                   6,709         14,225           2,463        (3,157)       (5,311)         14,929
   Provision (benefit) for income taxes             1,929          3,808             950        (1,108)       (1,904)          3,675
                                               ----------     ----------      ----------    ----------    ----------      ----------
Net income (loss)                              $    4,780         10,417           1,513        (2,049)       (3,407)         11,254
                                               ==========     ==========      ==========    ==========    ==========      ==========
Total assets                                   $  144,243         89,754          56,520         7,015        (6,950)        290,582
                                               ==========     ==========      ==========    ==========    ==========      ==========

10.   PARENT COMPANY FINANCIAL STATEMENTS

      Condensed Statements of Financial Condition at September 30, 2003 and December 31, 2002, and Condensed Statements of Operations for the three and nine months ended September 30, 2003 and 2002 are shown below:

                   CONDENSED STATEMENTS OF FINANCIAL CONDITION

                                                   SEPTEMBER 30,   DECEMBER 31,
(in thousands)                                         2003           2002
                                                   -------------   ------------

Total assets                                        $  165,260        149,154
                                                    ==========     ==========

Total liabilities                                       39,737         41,621
Total shareholders' equity                             125,523        107,533
                                                    ----------     ----------
Total liabilities and shareholders' equity          $  165,260        149,154
                                                    ==========     ==========

                       CONDENSED STATEMENTS OF OPERATIONS

                                                                   THREE MONTHS                   NINE MONTHS
                                                                ENDED SEPTEMBER 30,            ENDED SEPTEMBER 30,
(In thousands)                                                2003             2002           2003            2002
                                                           ----------      ----------      ----------      ----------
Revenues (loss)                                            $       70            (105)             55             196
Costs and expenses                                              1,339             644           3,740           2,908
                                                           ----------      ----------      ----------      ----------
Loss before income taxes                                       (1,269)           (749)         (3,685)         (2,712)
Benefit for income taxes                                         (487)           (576)         (1,419)         (1,046)
                                                           ----------      ----------      ----------      ----------
Loss before equity from income in subsidiaries                   (782)           (173)         (2,266)         (1,666)
Equity from income in subsidiaries                              8,443           2,673          19,587          12,920
                                                           ----------      ----------      ----------      ----------
Net income                                                 $    7,661           2,500          17,321          11,254
                                                           ==========      ==========      ==========      ==========

      Cash dividends received from subsidiaries for the nine months ended September 30, 2003 and 2002 were $4.3 million and $1.8 million, respectively. Some subsidiaries' borrowings contain covenants that, among other things, have the effect of limiting dividends that can be paid.

11.   NEW ACCOUNTING PRONOUNCEMENTS

      In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("Consolidation of Variable Interest Entities"). This interpretation requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. The interpretation also requires that the primary beneficiary is the only entity that can consolidate the variable interest entity. A primary beneficiary is the enterprise that has the majority of the risks and rewards of ownership. The interpretation also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. Application of this interpretation to variable interest entities created on or before January 31, 2003 has been deferred until the fourth quarter of 2003. The Company has completed its initial evaluation of Interpretation No. 46 and concluded that adoption of Interpretation No. 46 did not and is not expected to have a material impact on the results of operations or financial condition of the Company.

      In May 2003, the FASB issued SFAS No. 150 ("Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity"). This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Statement also requires that mandatorily redeemable minority interests in finite-lived entities be classified as liabilities and reported at settlement value. The FASB has deferred those requirements related to mandatorily redeemable minority interests in finite-lived entities indefinitely pending further FASB action. The Company's minority interests in finite-lived entities are not significant.

12.   OTHER MATTERS

      On April 3, 2003, BankAtlantic Bancorp's Board of Directors authorized management to pursue a spin-off of the Company. The proposed spin-off is subject to receipt of a private letter ruling from the Internal Revenue Service that the transaction will be tax free to holders of BankAtlantic Bancorp stock and any required regulatory approvals. As a result of the transaction, the Company will no longer be a wholly owned subsidiary of BankAtlantic Bancorp but will be held by the shareholders of BankAtlantic Bancorp on the same pro rata basis as they currently hold BankAtlantic Bancorp shares. As a consequence, BFC Financial Corporation, which currently controls BankAtlantic Bancorp by virtue of its 15.3% ownership of BankAtlantic Bancorp's Class A Common Stock and 100% ownership of BankAtlantic Bancorp's Class B Common Stock, upon consummation of the transaction will own the same percentages of the Company's outstanding common stock.

      On September 30, 2003, a registration statement on Form S-1 filed by the Company with the SEC for the public offering of up to $100 million of unsecured Subordinated Investment Notes (the "Investment Notes") was declared effective. The Investment Notes are unsecured obligations of the Company independent of its subsidiaries, and are subordinated to substantially all of the Company's other liabilities. The Investment Notes are not guaranteed by any of the Company's subsidiaries, nor by the Company's parent, BankAtlantic Bancorp, nor any of its other subsidiaries. Proceeds from the sale of the Investment Notes will be used to support the operations and growth of the Company, for the repayment of indebtedness, and for general corporate purposes. As of September 30, 2003, no Investment Notes had been issued.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The objective of the following discussion is to provide an understanding of the financial condition and results of operations of Levitt Corporation ("Levitt", or "the Company", which may also be referred to as "we," "us," or "our") and its wholly owned subsidiaries for the three and nine months ended September 30, 2003 and 2002, respectively. We are a wholly owned subsidiary of BankAtlantic Bancorp, Inc., a New York Stock Exchange listed company. We engage in real estate activities through Levitt and Sons, Core Communities, Levitt Commercial, an investment in Bluegreen Corporation, and investments in real estate projects in Florida through subsidiaries and joint ventures. Levitt and Sons is a developer of single-family home communities and condominium and rental apartment complexes. Levitt and Sons and its predecessors have built more than 200,000 homes since 1929. Core Communities owns the unsold land and other entitlements of the 4,600 acre master-planned community commonly known as St. Lucie West in St. Lucie County, Florida. Core Communities also owns or has under contract 8,000 acres, including approximately five miles of frontage on Interstate 95, for a community known as Tradition, which is in the initial development stage in St. Lucie County, Florida. Levitt Commercial specializes in the development and management of industrial, commercial and retail properties. Bluegreen Corporation is a New York Stock Exchange-listed company engaged in the acquisition, development, marketing and sale of primarily drive-to vacation interval resorts, golf communities and residential land.

      Except for historical information contained herein, the matters discussed in this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that involve substantial risks and uncertainties. When used in this report and in any documents incorporated by reference herein, the words "anticipate", "believe", "estimate", "may", "intend", "expect" and similar expressions identify certain of such forward-looking statements. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained herein. These forward-looking statements are based largely on the expectations of the Company and are subject to a number of risks and uncertainties that are subject to change based on factors which are, in many instances, beyond the Company's control. These include, but are not limited to, risks and uncertainties associated with: the impact of economic, competitive and other factors affecting the Company and its operations, markets, products and services; adverse conditions in the stock market, the public debt market and other capital markets and the impact of such conditions on our activities; the impact of changes in accounting policies by the Securities and Exchange Commission ("SEC"); the impact of periodic testing of goodwill and other intangible assets for impairment; the market for real estate generally and in the areas where the Company has developments; the availability and price of land suitable for development; materials prices; labor costs; interest rates; environmental factors and governmental regulations; and the Company's success at managing the risks involved in the foregoing. This report also contains forward-looking statements with respect to the proposed spin-off of Levitt from BankAtlantic Bancorp, discussed below. The spin-off is subject to a number of risks and uncertainties that are subject to change based on factors including that the conditions relating to regulatory approval and the tax-free nature of the spin-off may not be met, that business, economic, or market conditions may make the spin-off less advantageous, that Levitt will not be successful as a separate publicly-traded company, that Levitt will not have additional access to capital or debt markets or that such markets may prove to be more expensive than currently available, and that the board of directors of BankAtlantic Bancorp may in the future conclude that it is not in the best interest of BankAtlantic Bancorp or its shareholders to pursue the spin-off. In addition to the risks and factors identified above, reference is also made to other risks and factors detailed in registration statements and reports filed by the Company with the SEC. The Company cautions that the foregoing factors are not exclusive.

      On April 3, 2003, BankAtlantic Bancorp's board of directors authorized management to pursue a spin-off of the Company. The proposed spin-off is subject to receipt of a private letter ruling from the Internal Revenue Service that the transaction will be tax free to holders of BankAtlantic Bancorp stock and any required regulatory approvals. If the proposed spin-off is consummated, our reported financial information may not necessarily be indicative of our future operating results or of our future financial condition. (See "Liquidity and Capital Resources")

      On September 30, 2003, Amendment No. 3 to a Form S-1 registration statement filed by Levitt with the SEC for the public offering of up to $100 million of unsecured Subordinated Investment Notes (the "Investment Notes") was declared effective. The Investment Notes are unsecured obligations of the Company, and are not guaranteed by any of the Company's subsidiaries, nor by its parent, BankAtlantic Bancorp, nor any of its other subsidiaries. Issuance of the Investment Notes will increase the Company's indebtedness and will result in an additional annual interest expense. Accordingly, our reported financial information may not necessarily be indicative of our future operating results or of our future financial condition. (See "Liquidity and Capital Resources")

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      Management views critical accounting policies as accounting policies that are important to the understanding of our financial statements and also involve estimates and judgments about inherently uncertain matters. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated statements of financial condition and revenues and expenses for the periods presented. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the next year relate to the determination of the valuation of real estate, the valuation of carrying values of investments in joint ventures, the valuation of the fair market value of assets and liabilities in the application of the purchase method of accounting and the amount of the deferred tax asset valuation allowance. We have identified the following accounting policies that management views as critical to the portrayal of our financial condition and results of operations.

Real Estate Inventories and Investment in Joint Ventures

      Our inventory of real estate includes land acquisition costs, land development costs, interest and other construction costs, all of which are accounted for in our financial statements at the lower of accumulated cost or estimated fair value. Estimated fair value is based on disposition of real estate in the normal course of business under existing and anticipated market conditions. The evaluation takes into consideration the current status of the property, various restrictions, carrying costs, costs of disposition and any other circumstances which may affect fair value, including management's plans for the property. Due to the large acreage of land holdings, disposition in the normal course of business is expected to extend over a number of years. Uncertainties associated with the economy, interest rates and the real estate market in general may significantly change the valuation of our real estate investments.

      Land and indirect land development costs are accumulated and allocated to various parcels or housing units using specific identification and allocation based upon the relative sales value, unit or area methods. Direct construction costs are assigned to housing units based on specific identification. Other capitalized costs consist of capitalized interest, real estate taxes, tangible selling costs, local government fees and field overhead incurred during the development and construction period. Start-up costs and selling expenses are expensed as incurred. Interest is capitalized as a component of inventory at the effective rates paid on borrowings during the pre-construction and planning stage and the periods that projects are under development. Capitalization of interest is discontinued if development ceases at a project.

      We account for joint ventures in which we have a 50% or less ownership interest or a less than controlling interest using the equity method of accounting. Under the equity method, the initial investment in a joint venture is recorded at cost and is subsequently adjusted to recognize the Company's share of the joint venture's earnings or losses. Joint venture investments are evaluated annually for other than temporary losses in value. Evidence of other than temporary losses includes the inability of the joint venture to sustain an earnings capacity, which would justify the carrying amount of the investment and consistent joint venture operating losses. The evaluation is based on available information including condition of the property and current and anticipated real estate market conditions. At September 30, 2003 and December 31, 2002, the balances of inventory of real estate, investments in real estate joint ventures and investment in Bluegreen Corporation were $303.8 million and $259.7 million, respectively.

Revenue Recognition

      Revenue and all related costs and expenses from house and land sales are recognized at the time that closing has occurred, when title and possession of the property and risks and rewards of ownership transfer to the buyer and other sale and profit recognition criteria are satisfied as required under accounting principles generally accepted in the United States of America for real estate transactions.

      Title and mortgage operations include agency and other fees received for processing of title insurance policies and mortgage loans. Revenues from title and mortgage operations are recognized when the transfer of the corresponding property or mortgages to third parties has been consummated.

Capitalized Interest

      Interest incurred relating to land under development and construction is capitalized to real estate inventories during the active development period. Interest is capitalized as a component of inventory at the effective rates paid on borrowings during the pre-construction and planning stage and the periods that projects are under development. Capitalization of interest is discontinued if development ceases at a project. Interest is amortized to cost of sale as related homes, land and units are sold.

Income Taxes

      The Company utilizes the asset and liability method to account for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period that includes the statutory enactment date. A deferred tax asset valuation allowance is recorded when it is more likely than not that a portion of the deferred tax asset will not be realized.

CONSOLIDATED RESULTS OF OPERATIONS

                                                                   THREE MONTHS                             NINE MONTHS
                                                                ENDED SEPTEMBER 30,                     ENDED SEPTEMBER 30,
                                                       -----------------------------------      -----------------------------------
(IN THOUSANDS)                                           2003          2002        CHANGE         2003          2002        CHANGE
                                                       --------      --------     --------      --------      --------     --------
REVENUES
    Sales of real estate                               $ 64,930        40,980       23,950       184,933       125,697       59,236
    Title and mortgage operations                           607           393          214         1,588         1,033          555
                                                       --------      --------     --------      --------      --------     --------
                                                         65,537        41,373       24,164       186,521       126,730       59,791
                                                       --------      --------     --------      --------      --------     --------

COSTS AND EXPENSES
    Cost of sales of real estate                         46,487        32,588       13,899       135,162        95,393       39,769
    Selling, general and administrative expenses         10,167         7,021        3,146        28,553        20,851        7,702
    Interest expense, net                                    --            63          (63)          249           383         (134)
    Other expenses                                          422           332           90         1,206           905          301
    Minority interest                                       (22)           --          (22)          127            --          127
                                                       --------      --------     --------      --------      --------     --------
                                                         57,054        40,004       17,050       165,297       117,532       47,765
                                                       --------      --------     --------      --------      --------     --------
                                                          8,483         1,369        7,114        21,224         9,198       12,026
    Earnings from Bluegreen Corporation                   3,350           941        2,409         5,156         2,463        2,693
    (Loss) earnings from joint ventures                     (16)          130         (146)          (98)        1,506       (1,604)
    Interest and other income                               663           396          267         1,930         1,762          168
                                                       --------      --------     --------      --------      --------     --------
    Income before income taxes                           12,480         2,836        9,644        28,212        14,929       13,283
    Provision for income taxes                            4,819           336        4,483        10,891         3,675        7,216
                                                       --------      --------     --------      --------      --------     --------
    NET INCOME                                         $  7,661         2,500        5,161        17,321        11,254        6,067
                                                       ========      ========     ========      ========      ========     ========

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE SAME 2002 PERIOD:

      Consolidated net income increased $5.2 million, or 206% for the three months ended September 30, 2003 as compared to the same period in 2002. The increase in net income primarily resulted from an increase in our sales of real estate by Levitt and Sons and Core Communities, and from higher earnings from Bluegreen Corporation. These increases in net income were partially offset by an increase in selling, general and administrative expenses and a decline in earnings from our real estate joint venture activities.

      Our revenues from sales of real estate increased 58% to $64.9 million for the quarter ended September 30, 2003, from $41.0 million for the same 2002 period. Levitt and Sons' home sales revenue increased 45% to $52.5 million for the quarter ended September 30, 2003 from $36.3 million for the same 2002 period. This increase resulted from an increase in home deliveries from 168 homes delivered in the third quarter of 2002 to 247 homes delivered in the third quarter of 2003. During the three months ended September 30, 2003, Core Communities' land sales revenue increased 167% from $4.7 million for the third quarter of 2002 to $12.4 million for the third quarter of 2003. This increase was primarily the result of an increase in commercial property sales in the third quarter of 2003 as compared to the third quarter of 2002. Bluegreen Corporation's reported net income for the three months ended September 30, 2003 was $10.2 million, as compared to $5.1 million for the same period in 2002. The Company's ownership interest in the earnings of Bluegreen for the 2003 and 2002 periods, net of purchase accounting adjustments, were approximately $3.4 million and $941,000, respectively.

      The increase in selling, general and administrative expenses during the third quarter of 2003 as compared to the same 2002 period primarily related to higher employee compensation and benefits, increased advertising expenses and higher professional fees. The increase in employee compensation and benefits and advertising expenses was directly related to our new development projects in central and southeast Florida, and the increase in home deliveries at Levitt and Sons. As a result of these new projects and higher home deliveries, our full time employees increased to 316 at September 30, 2003 from 216 at September 30, 2002, and the number of part time employees increased to 33 at September 30, 2003 from 26 at September 30, 2002. The increase in professional fees primarily related to our filing of a registration statement on Form S-1 with the SEC.

      Interest incurred on notes and development bonds payable totaled $1.9 million and $2.3 million for the 2003 period and 2002 period, respectively. The decrease in interest incurred was primarily due to decreases in average interest rates, partially offset by higher outstanding balances of notes and development bonds payable. Interest capitalized for the 2003 period and 2002 period totaled $1.9 million and $2.2 million, respectively. At the time of home closings and land sales, the capitalized interest allocated to such property is charged to cost of sales. Cost of sales of real estate for the three months ended September 30, 2003 and 2002 included previously capitalized interest of approximately $1.5 million and $1.2 million, respectively.

      Earnings from joint ventures resulted in a loss of $16,000 during the third quarter of 2003 as compared to a gain of $130,000 during the 2002 period. This decrease in earnings in our real estate joint venture activities primarily resulted from the completion of a joint venture community during 2002.

      Provision for income taxes increased from 12% of pre-tax earnings for the third quarter of 2002 to 39% of pre-tax earnings for the third quarter of 2003. The provision for income taxes in the third quarter of 2002 includes a reduction in the deferred tax asset valuation allowance of $840,000, relating to our July 2002 election to be considered an association taxable as a corporation.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE SAME 2002 PERIOD:

      Consolidated net income increased by $6.1 million, or 54%, to $17.3 million for the nine months ended September 30, 2003 from $11.3 million for the same 2002 period. The increase in net income primarily resulted from an increase in our sales of real estate by Levitt and Sons, Core Communities, and Levitt Commercial, as well as from higher earnings from Bluegreen Corporation. These increases in income were partially offset by decreases in earnings in joint ventures of $1.6 million, an increase in selling, general and administrative expenses of $7.7 million and an increase in the provision for income taxes of $7.2 million.

            Revenues from sales of real estate increased 59.2 million, or 47%, from $125.7 million for the nine months ended September 30, 2002, to $184.9 million for the nine months ended September 30, 2003. Levitt and Sons' home deliveries in the first nine months of 2003 increased 25% to 619 homes, from 493 homes delivered in the first nine months of 2002. This increase in deliveries resulted in a $29.4 million increase in revenues at Levitt and Sons over the corresponding periods. Core Communities' revenues from land sales in the first nine months of 2003 increased 68% to $45.0 million, from $26.8 million in the same 2002 period. Core Communities 2002 revenues include sales to Levitt and Sons of $6.7 million. This inter-company transaction was eliminated in consolidation. Consolidated cost of sales in 2003 has been reduced by $320,000 relating to previously deferred margins on inter-company transactions being allocated to home sales to third parties. Levitt Commercial commenced deliveries of its flex warehouse units in 2003, and revenues from sales of these units in the first nine months of 2003 totaled $4.8 million. Earnings from Bluegreen Corporation for the nine months ended September 30, 2003 were $5.2 million, as compared with $2.5 million for the period of ownership in 2002. Bluegreen Corporation's net income for the first nine months of 2003 was $18.6 million as compared to $9.2 million for the period of Levitt's ownership ended September 30, 2002.

      The increase in selling, general and administrative expenses for the nine months ended September 30, 2003 as compared to the first nine months of 2002 is the result of the same factors identified above.

      Interest incurred totaled $6.0 million and $5.9 million for the 2003 period and 2002 period, respectively. The increase in interest incurred was primarily due to increases in borrowings associated with several new development projects, as well as interest accruing on the Company's $30.0 million note payable to BankAtlantic Bancorp for nine months in 2003, as compared to only six months in 2002. The increase in interest incurred was partially offset by a decline in average interest rates from 6.0% for the 2002 period to 4.8% for the 2003 period. Interest capitalized for the 2003 period and 2002 period totaled $5.7 million and $5.6 million, respectively. Cost of sales of real estate for the nine months ended September 30, 2003 and 2002 included previously capitalized interest of approximately $3.9 million and $3.7 million, respectively.

      Earnings from joint ventures decreased $1.6 million in 2003 as compared to 2002. The decrease in earnings from joint ventures primarily resulted from completion of a joint venture community during 2002.

LEVITT AND SONS RESULTS OF OPERATIONS

                                                                 THREE MONTHS                             NINE MONTHS
                                                               ENDED SEPTEMBER 30,                    ENDED SEPTEMBER 30,
                                                     ------------------------------------    ------------------------------------
(IN THOUSANDS)                                         2003          2002        CHANGE        2003          2002         CHANGE
                                                     ---------     ---------    ---------    ---------     ---------    ---------
REVENUES
    Sales of real estate                             $  52,516        36,330       16,186      135,107       105,675       29,432
    Title and mortgage operations                          607           393          214        1,588         1,033          555
                                                     ---------     ---------    ---------    ---------     ---------    ---------
                                                        53,123        36,723       16,400      136,695       106,708       29,987
                                                     ---------     ---------    ---------    ---------     ---------    ---------

COSTS AND EXPENSES
    Cost of sales of real estate                        41,201        29,698       11,503      105,073        86,790       18,283
    Selling, general and administrative expenses         7,183         4,996        2,187       19,774        14,666        5,108
    Other expenses                                         379           277          102        1,047           770          277
    Minority interest                                      (25)           --          (25)         (75)           --          (75)
                                                     ---------     ---------    ---------    ---------     ---------    ---------
                                                        48,738        34,971       13,767      125,819       102,226       23,593
                                                     ---------     ---------    ---------    ---------     ---------    ---------
                                                         4,385         1,752        2,633       10,876         4,482        6,394

    (Loss) earnings in joint ventures                      (75)          302         (377)        (120)        1,525       (1,645)
    Interest and other income                              162           152           10          432           702         (270)
                                                     ---------     ---------    ---------    ---------     ---------    ---------
    Income before income taxes                           4,472         2,206        2,266       11,188         6,709        4,479
    Provision for income taxes                           1,725           876          849        4,319         1,929        2,390
                                                     ---------     ---------    ---------    ---------     ---------    ---------
    NET INCOME                                       $   2,747         1,330        1,417        6,869         4,780        2,089
                                                     =========     =========    =========    =========     =========    =========

LEVITT AND SONS:
  Gross margin on sales of homes                            22%           18%                       22%           18%
  Homes delivered                                          247           168                       619           493
  New sales contracts (units)                              739           296                     1,767           721
  New sales contracts (value)                        $ 170,016        58,543                   397,512       149,142
  Backlog (units)                                        1,972           812                     1,972           812
  Backlog (value)                                    $ 429,997       168,578                   429,997       168,578
LEVITT AND SONS JOINT VENTURES:
  Homes delivered                                           --            27                        --           138
  New sales contracts (units)                                7            --                        42            --
  New sales contracts (value)                        $   2,192            --                    10,141            --
  Backlog (units)                                          103             2                       103             2
  Backlog (value)                                    $  26,168           461                    26,168           461

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE SAME 2002 PERIOD:

      Levitt and Sons' revenues from home sales increased 45% to $52.5 million during the three months ended September 30, 2003, as compared to the same 2002 period. This was primarily due to an increase in home deliveries associated with the introduction of new projects. During the three months ended September 30, 2003, 247 homes were delivered with an average sales price of $213,000. This compares to 168 homes delivered with an average sales price of $216,000 during the three months ended September 30, 2002.

      Cost of sales increased 39% to $41.2 million during the three months ended September 30, 2003, as compared to the same 2002 period. The increase in cost of sales was primarily due to the increase in home deliveries. Cost of sales as a percentage of related revenue was 78% and 82% for the three months ended September 30, 2003 and 2002, respectively. The improvement in margin was primarily due to the introduction of new projects as well as changes in product mix.

      Selling, general and administrative expenses increased 44% to $7.2 million during the three months ended September 30, 2003, as compared to the same 2002 period. The increase in selling, general and administrative expenses primarily resulted from the increase in home deliveries, as well as an increase in compensation and benefits resulting from the continued expansion of Levitt and Sons' operations from southern Florida to central Florida. The dollar amount of Levitt and Sons' backlog of homes, including joint ventures, increased 170% to $456.2 million as of September 30, 2003, from $169.0 million at September 30, 2002.

      Interest incurred totaled $1.3 million and $1.1 million for the three months ended September 30, 2003 and 2002, respectively. The increase in interest incurred was primarily due to an increase in borrowings associated with several new development projects. Interest capitalized for the quarters ended September 30, 2003 and 2002 totaled $1.3 million and $1.1 million, respectively. Throughout the first nine months of 2003 and 2002, real estate inventory under active development was greater than the interest-bearing debt. Therefore, all interest incurred during the 2003 and 2002 periods was capitalized. At the time of a home delivery, the related capitalized interest is charged to cost of sales. Cost of sales of real estate for the three months ended September 30, 2003 and 2002 included previously capitalized interest of approximately $1.0 million and $900,000, respectively.

      The decrease in earnings in joint ventures was the result of the completion of a joint venture community during 2002 as well as expenses related to the 2003 start-up of a joint venture that is developing a condominium complex, for which no earnings have yet been realized.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE SAME 2002 PERIOD:

      Levitt and Sons' revenues from home sales increased 28% to $135.1 million in 2003 from $105.7 million in 2002. This was primarily due to increased home deliveries, as well as a 2% increase in the average selling price of homes. The increases in homes delivered and average selling price were the result of communities nearing completion and the introduction of new projects and product lines. During 2003, 619 homes were delivered at an average selling price of approximately $218,000, as compared to 493 homes delivered in 2002 at an average selling price of approximately $214,000.

      Cost of sales increased by approximately 21% to $105.1 million in 2003 from $86.8 million in 2002. The increase in cost of sales was primarily associated with the increased number of home deliveries. Cost of sales as a percentage of related revenue was 78% for the nine months ended September 30, 2003, as compared to 82% for the nine months ended September 30, 2002. The improvement in margin as a percentage of sales was primarily due to changes in product mix and the higher average selling price.

      Selling, general and administrative expenses increased 35% to $19.8 million in the first nine months of 2003 from $14.7 million for the same period in 2002. The increase in selling, general and administrative expenses was primarily associated with the increase in sales and the addition of several new development projects in central and southwest Florida, as well as an increase in employee compensation and benefits resulting from the addition of several new projects.

      Interest incurred totaled $3.7 million and $3.0 million for the 2003 and 2002 periods, respectively. The increase in interest incurred was primarily due to the increases in borrowings associated with several new development projects. This increase was partially offset by a decline in average interest rates from 5.6% for the 2002 period to 4.8% for the 2003 period. Interest capitalized for the 2003 and 2002 periods totaled $3.7 million and $3.0 million, respectively. Throughout the first nine months of 2003 and 2002, real estate inventory under active development was greater than the interest-bearing debt. Therefore, all interest incurred during the 2003 and 2002 periods was capitalized. At the time of a home sale, the related capitalized interest is charged to cost of sales. Cost of sales of real estate for the 2003 and 2002 periods included previously capitalized interest of approximately $2.7 million and $2.3 million, respectively.

      The decrease in earnings in joint ventures resulted primarily from the completion of home sales by one joint venture. The joint venture's initial inventory was 600 units; the last 140 homes were delivered during 2002.

CORE COMMUNITIES RESULTS OF OPERATIONS

                                                                   THREE MONTHS                            NINE MONTHS
                                                                ENDED SEPTEMBER 30,                    ENDED SEPTEMBER 30,
                                                       -----------------------------------     -----------------------------------
(IN THOUSANDS)                                           2003        2002          CHANGE         2003         2002       CHANGE
                                                       ---------   ---------     ---------     ---------    ---------    ---------
REVENUES
    Sales of real estate                               $  12,414       4,650         7,764        45,019       26,759       18,260
                                                       ---------   ---------     ---------     ---------    ---------    ---------
                                                          12,414       4,650         7,764        45,019       26,759       18,260
                                                       ---------   ---------     ---------     ---------    ---------    ---------

COSTS AND EXPENSES
    Cost of sales of real estate                           5,197       2,644         2,553        25,484        9,237       16,247
    Selling, general and administrative expenses           2,072       1,319           753         5,770        4,260        1,510
    Interest expense, net                                     --         238          (238)          224          303          (79)
                                                       ---------   ---------     ---------     ---------    ---------    ---------
                                                           7,269       4,201         3,068        31,478       13,800       17,678
                                                       ---------   ---------     ---------     ---------    ---------    ---------
                                                           5,145         449         4,696        13,541       12,959          582

    Interest and other income                                486         348           138         1,339        1,266           73
                                                       ---------   ---------     ---------     ---------    ---------    ---------
    Income before income taxes                             5,631         797         4,834        14,880       14,225          655
    Provision for income taxes                             2,176        (477)        2,653         5,744        3,808        1,936
                                                       ---------   ---------     ---------     ---------    ---------    ---------
    NET INCOME                                         $   3,455       1,274         2,181         9,136       10,417       (1,281)
                                                       =========   =========     =========     =========    =========    =========

Gross margin on land sales                                    58%         43%                         43%          65%
Acres sold                                                    64          59                       1,550          388
Unsold acres                                               5,150       5,798                       5,150        5,798

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE SAME 2002 PERIOD:

      Core Communities' revenue from land sales increased 167% to $12.4 million during the three months ended September 30, 2003, as compared to $4.7 million during the same 2002 period. During the third quarter of 2003, 64 acres were sold with an average margin of 58%, as compared to 59 acres sold with an average margin of 43% in the same 2002 period. The primary reason for the improvement in margin rate was an increase in the amount of commercial land sold in the third quarter of 2003 as compared to 2002, as commercial land sales generally provide a higher margin than residential land sales. Results of operations for the three months ended September 30, 2003 included the sale of Core Communities' interest in a commercial property which yielded revenue and margin of $6.1 million and $3.7 million, respectively.

      Selling, general and administrative expenses increased 57% to $2.1 million during the three months ended September 30, 2003 as compared to $1.3 million for the same 2002 period. This increase was primarily associated with an increase in advertising and compensation expenses related to the launch of the Tradition community, which began in the first quarter of 2003.

      Interest incurred for the three months ended September 30, 2003 and 2002 was $167,000 and $743,000, respectively. Interest capitalized decreased 77% to $167,000 during the three months ended September 30, 2003 as compared to the same 2002 period. The decrease in interest incurred was due primarily to the elimination of borrowings associated with the purchase in September 2001 of a tract of land known as Live Oak Preserve located in Hillsborough County, Florida. The borrowings associated with the acquisition were fully repaid in October 2002 as a result of the sale of all of the related residential land in Live Oak Preserve. Cost of sales of real estate for the three months ended September 30, 2003 and 2002 included previously capitalized interest of approximately $24,000 and $109,000, respectively.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE SAME 2002 PERIOD

      Core Communities' revenues from land sales increased 68% to $45.0 million in the first three quarters of 2003 from $26.8 million in 2002. Margin on the 2003 land sales was approximately $19.5 million as compared to $17.5 million in 2002. The increases in sales revenue and related margin were primarily attributable to an increase in sales of residential land and residential lots in 2003 as compared to 2002. This was primarily a result of growth in the residential home sales market during 2003. The proportional increase in residential property sales in 2003 has resulted in a decrease in margin as a percentage of revenue, as commercial and industrial properties generally provide a higher margin than residential properties. In the nine months ended September 30, 2002, land sales to Levitt and Sons equaled $6.7 million and the gain recognized was $4.9 million. These inter-company transactions were eliminated in consolidation. There have been no sales to Levitt and Sons in 2003.

      Interest incurred for the first nine months of 2003 and 2002 was approximately $1.0 million and $1.9 million, respectively. The decrease in interest incurred was primarily due to the satisfaction of indebtedness associated with Live Oak Preserve, as discussed above. During the 2003 period, interest capitalized was approximately $763,000, as compared with $1.6 million for the same 2002 period. At the time of land sales, the related capitalized interest is charged to cost of sales. Cost of sales of real estate for the first three quarters of 2003 and 2002 included previously capitalized interest of approximately $98,000 and $243,000, respectively.

INVESTMENT IN BLUEGREEN RESULTS OF OPERATIONS

                                                     THREE MONTHS                                  NINE MONTHS
                                                   ENDED SEPTEMBER 30,                          ENDED SEPTEMBER 30,
                                        ----------------------------------------     ----------------------------------------
(IN THOUSANDS)                             2003           2002           CHANGE         2003           2002          CHANGE
                                        ----------     ----------     ----------     ----------     ----------     ----------
Earnings from Bluegreen Corporation     $    3,350            941          2,409          5,156          2,463          2,693
                                        ----------     ----------     ----------     ----------     ----------     ----------
                                             3,350            941          2,409          5,156          2,463          2,693

Income before income taxes                   3,350            941          2,409          5,156          2,463          2,693
Provision for income taxes                   1,292            363            929          1,989            950          1,039
                                        ----------     ----------     ----------     ----------     ----------     ----------
NET INCOME                              $    2,058            578          1,480          3,167          1,513          1,654
                                        ==========     ==========     ==========     ==========     ==========     ==========

      During April 2002, we acquired approximately 34.2% of the outstanding common stock of Bluegreen Corporation for an aggregate purchase price of approximately $53.8 million. Our investment in Bluegreen is accounted for under the equity method, whereby the investment was recorded at cost and the carrying amount of the investment is adjusted to recognize our interest in the earnings or losses of Bluegreen subsequent to the acquisition date.

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE SAME 2002 PERIOD:

      Our earnings from Bluegreen represent our pro rata share of Bluegreen's reported net income, reduced by the effects of purchase accounting adjustments. Bluegreen`s reported net income for the three months ended September 30, 2003 was $10.2 million and, for the same period of 2002, net income was $5.1 million. Our ownership interests in Bluegreen's earnings during the three month periods ended September 30, 2003 and 2002 were approximately $3.4 million and $941,000, respectively. Our third quarter 2003 interest in Bluegreen's earnings was reduced by $34,000 due to the effects of purchase accounting adjustments, as compared to a purchase accounting adjustment effect of $1.0 million for the third quarter of 2002. The purchase accounting adjustments for 2002 primarily related to Bluegreen's sale of notes receivable which existed at the acquisition date. At the acquisition date, the notes receivable were adjusted to reflect unrealized gain in Levitt's carrying amount of the asset and, when such gain was recorded by Bluegreen, Levitt recognized no gain.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE SAME 2002 PERIOD:

      Bluegreen's reported net income for the nine months ended September 30, 2003 was $18.6 million and, for the period of our ownership during 2002, income before the cumulative effect of a change in accounting principle was $9.2 million. Our ownership interests in Bluegreen's earnings during the three quarters ended September 30, 2003 and 2002 were approximately $5.2 million and $2.5 million, respectively. Our interest in Bluegreen's earnings was reduced by $1.1 million in the first nine months of 2003 due to the effects of purchase accounting adjustments, as compared with a reduction of $1.0 million during the period of our ownership from April to September 2002. The purchase accounting adjustments for 2002 primarily related to the notes receivables discussed above, while the accounting adjustments in 2003 primarily related to Bluegreen Corporation's sale of retained interests in notes receivable which existed at the acquisition date. As with the underlying notes receivable, at the acquisition date, retained interests were adjusted to reflect unrealized gain in the Company's carrying amount of the asset, and when such gain was realized by Bluegreen, there was no gain recognized by Levitt.

OTHER BUSINESS SEGMENT RESULTS OF OPERATIONS

                                                                   THREE MONTHS                               NINE MONTHS
                                                                ENDED SEPTEMBER 30,                       ENDED SEPTEMBER 30,
                                                       ------------------------------------      ----------------------------------
(IN THOUSANDS)                                           2003          2002         CHANGE         2003           2002       CHANGE
                                                       --------      --------      --------      --------      --------    --------
REVENUES
    Sales of real estate                               $     --            --            --         4,807            --       4,807
                                                       --------      --------      --------      --------      --------    --------
                                                             --            --            --         4,807            --       4,807
                                                       --------      --------      --------      --------      --------    --------

COSTS AND EXPENSES
    Cost of sales of real estate                            409           246           163         4,925         1,167       3,758
    Selling, general and administrative expenses            912           706           206         3,009         1,925       1,084
    Interest expense, net                                    --          (119)          119            25           136        (111)
    Other expenses                                           43            55           (12)          159           135          24
    Minority interest                                         3            --             3           202            --         202
                                                       --------      --------      --------      --------      --------    --------
                                                          1,367           888           479         8,320         3,363       4,957
                                                       --------      --------      --------      --------      --------    --------
                                                         (1,367)         (888)         (479)       (3,513)       (3,363)       (150)

    (Loss) earnings in joint ventures                        59          (172)          231            22           (19)         41
    Interest and other income                                15            77           (62)          159           225         (66)
                                                       --------      --------      --------      --------      --------    --------
    Income before income taxes                           (1,293)         (983)         (310)       (3,332)       (3,157)       (175)
    Provision for income taxes                             (497)         (426)          (71)       (1,284)       (1,108)       (176)
                                                       --------      --------      --------      --------      --------    --------
    NET INCOME                                         $   (796)         (557)         (239)       (2,048)       (2,049)          1
                                                       ========      ========      ========      ========      ========    ========

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE SAME 2002 PERIOD:

      Other business segment includes all other Company operations, including Levitt Commercial, general and administrative expenses and investments in real estate projects in Florida.

      During the first quarter of 2003, Levitt Commercial commenced the delivery of its flex warehouse units. No sales of these units were recorded during the three months ended September 30, 2003.

      Selling, general and administrative and other expenses increased to $955,000 during the three months ended September 30, 2003 as compared to $761,000 during the three months ended September 30, 2002. This increase was primarily associated with increases in employee compensation and benefits, and professional fees related to our filing of a registration statement on Form S-1 with the SEC. (See "Liquidity and Capital Resources")

      Interest incurred was approximately $409,000 and $497,000 for the three months ended September 30, 2003 and 2002, respectively. The decrease in interest incurred was primarily associated with a decrease in notes payable. Interest capitalized for this business segment totaled $419,000 and $680,000 for the three months ended September 30, 2003 and 2002, respectively. Included in cost of sales of real estate for the three months ended September 30, 2003 and 2002 is the amortization of previously capitalized interest of $410,000 and $245,000, respectively.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE SAME 2002 PERIOD

      During the first quarter of 2003, Levitt Commercial commenced the delivery of its flex warehouse units and the margin on the sales of its inventory for the nine months ended September 30, 2003 was approximately $908,000. Margin from the sales of real estate also reflects the Company's amortization of interest previously capitalized of $1.0 million and $1.2 million for the 2003 and 2002 periods, respectively.

      Selling, general and administrative and other expenses increased to $3.2 million during the nine months ended September 30, 2003 as compared to $2.1 million for the same 2002 period. This increase was primarily associated with increases in employee compensation and benefits relating to our expansion and professional fees related to our filing of a registration statement on Form S-1 with the SEC. (See "Liquidity and Capital Resources")

      Interest incurred was approximately $1.3 million and $1.1 million for the nine months ended September 30, 2003 and 2002, respectively. The increase in interest incurred is primarily associated with a $30.0 million loan from BankAtlantic Bancorp in connection with the acquisition of Levitt Corporation's investment in Bluegreen Corporation, which was outstanding for the entire nine month period in 2003 as compared with six months during the 2002 period. Partially offsetting this increase was a reduction in average interest rates for the first nine months of 2003 to approximately 4.2%, as compared to 5.6% for the first nine months of 2002. Interest capitalized for this business segment totaled $1.3 million and $1.0 million for the nine months ended September 30, 2003 and 2002, respectively. Included in cost of sales of real estate for the nine months ended September 30, 2003 and 2002 is the amortization of previously capitalized interest of $1.0 million and $1.2 million, respectively.

      Minority interest for the 2003 period is associated with a joint venture's margin from the sale of its flex warehouse units in which we have a majority joint venture interest.

FINANCIAL CONDITION

SEPTEMBER 30, 2003 COMPARED TO DECEMBER 31, 2002

      The Company's total assets at September 30, 2003 and December 31, 2002 were $356.5 million and $295.5 million, respectively. The increase in total assets primarily resulted from:

            o An increase in cash and cash equivalents of $20.0 million, which resulted from funds provided by our operating revenues and proceeds from borrowings. These funds were utilized to purchase land and for land development and construction costs, payment of borrowings and general and administrative expenses.

            o An increase in inventory of real estate of approximately $36.7 million resulting from land acquisitions in central Florida by Levitt and Sons and Core Communities' acquisition of an additional 1,839-acre parcel in the Tradition project, as well as increases in land development and construction costs. These increases in inventory of real estate were partially offset by the sale of homes and land sales.

            o An increase of approximately $7.7 million in our investment in Bluegreen Corporation associated with our equity in earnings and unrealized gains associated with Bluegreen's other comprehensive income.

            o An increase in other assets associated with prepayment of commissions and insurance.

      The above increases in total assets were partially offset by a reduction in the deferred tax asset of approximately $3.5 million that primarily resulted from the Company's purchase accounting adjustments.

      Total liabilities at September 30, 2003 and December 31, 2002 were $230.8 million and $187.8 million, respectively.

      The increase in total liabilities primarily resulted from:

            o Additional borrowings to fund land purchase, land development and construction costs.

            o Increases in accounts payable and accrued liabilities primarily related to an increase in customer deposits for units under contract at Levitt and Sons.

      The above increases in total liabilities were partially offset by reductions in development bonds payable and current income tax payable.

LIQUIDITY AND CAPITAL RESOURCES

      Management assesses the Company's liquidity in terms of its ability to generate cash to fund its operating and investing activities. Historically, we have funded our operations, development, construction and acquisitions with internally generated cash flows, debt from independent third parties and capital contributions and debt from BankAtlantic and BankAtlantic Bancorp. The Company does not anticipate receipt of any future cash capital contributions from BankAtlantic Bancorp, but it expects that the other available funding sources identified above will be adequate for current needs. However, in order to fund desired growth, Levitt will require additional sources of funding. These may take the form of equity offerings or the issuance of secured or unsecured debt.

      As of September 30, 2003 and December 31, 2002, the Company had cash and cash equivalents of $36.0 million and $16.0 million, respectively.

      Our primary sources of funds for the three and nine month periods ended September 30, 2003 and 2002 were proceeds from the sale of real estate inventory, distributions from real estate joint ventures, borrowings, proceeds from development bonds payable, and in 2002, capital contributions from BankAtlantic Bancorp. These funds were primarily utilized for development, construction and acquisition of our real estate, to repay borrowings, to pay general and administrative expenses, to invest in real estate joint ventures, and in 2002, to invest in Bluegreen Corporation.

      We have entered into various loan agreements which provide financing for acquisition, site improvements and construction of residential units. As of September 30, 2003, these loan agreements provided in the aggregate for advances, subject to available collateral, on a revolving basis of up to a maximum of $192.7 million, of which $122.3 million was outstanding. The loans are secured by mortgages on properties, including improvements. Principal payments are required as sales of the collateral are consummated. Certain notes and mortgage notes provide that events of default include a change in ownership, management or executive management.

      Levitt Corporation borrowed $15 million from an unaffiliated financial institution to finance the purchase of Levitt and Sons. The obligation is secured by a first priority lien on Levitt Corporation's membership interest in Levitt and Sons. There is currently $8.9 million outstanding under this loan. At September 30, 2003, Levitt and Sons had a credit agreement with the same non-affiliated financial institution to provide a working capital line of credit of $10.0 million. The Company has guaranteed amounts outstanding under the line of credit, but the guarantee is limited to a security interest evidenced by a second priority lien on the Company's equity interest in Levitt and Sons. At September 30, 2003, no amounts were outstanding under this line of credit. The credit facility matures in September 2005.

      In April 2002, we received an $18.6 million capital contribution and borrowed $30.0 million from BankAtlantic Bancorp. We utilized these funds, together with $5.2 million of working capital, to purchase a 34.2% interest in Bluegreen Corporation's common stock. Although it is anticipated that the terms of the note will be modified in connection with the proposed spin-off discussed below (and/or be reduced with the proceeds from the proposed sale of the Investment Notes discussed below), the $30.0 million loan is currently due on demand and currently bears interest, payable monthly at the prime rate minus 25 basis points.

      On April 3, 2003, BankAtlantic Bancorp announced a plan to pursue a spin-off of the Company. The proposed spin-off is subject to receipt of a private letter ruling from the Internal Revenue Service that the transaction will be tax free to holders of BankAtlantic Bancorp stock and any required regulatory approvals. In connection with the proposed spin-off, it is anticipated that

BankAtlantic Bancorp will convert the $30.0 million demand note to a five year term note with interest only payable monthly initially at the prime rate and thereafter at the prime rate plus increments of an additional .25% every six months. It is also anticipated that BankAtlantic Bancorp will transfer its 4.9% ownership interest in Bluegreen Corporation to the Company in exchange for a $5.5 million promissory note and shares of the Company's stock. This note will be due in one year, payable in twelve equal monthly installments at a market rate of interest to be determined on the date the note is issued. Additionally, prior to the spin-off, it is anticipated that the Company will declare an $8.0 million dividend to BankAtlantic Bancorp payable in the form of a note with the same payment terms as the $30.0 million note described above. If the proposed spin-off is consummated, the restructuring of the $30.0 million demand note and the incurrence of the additional indebtedness will result in an additional annual interest expense of approximately $670,000 based on interest rates at September 30, 2003. Additionally, it is anticipated that general and administrative expenses will increase due to expenses associated with being a public company.

      The following pro forma summary balance sheet and pro forma summary statement of operations give effect to the spin-off as if it had occurred on January 1, 2003.

    SUMMARY PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                                   (UNAUDITED)

(IN THOUSANDS)                                                       AS OF SEPTEMBER 30, 2003
                                                             ------------------------------------------
                                                            HISTORICAL     ADJUSTMENTS       PRO FORMA
                                                            ----------     -----------      ----------
Assets
Cash, cash equivalents and restricted cash                  $   39,346             --           39,346
Notes receivable                                                 5,163             --            5,163
Inventory of real estate and investments in real estate
joint ventures                                                 238,715             --          238,715
Investment in Bluegreen Corporation                             63,583          4,681(a)        68,264
Other assets                                                     9,716             --            9,716
                                                            ----------     ----------       ----------
   Total assets                                             $  356,523          4,681          361,204
                                                            ==========     ==========       ==========
Liabilities and Shareholder's Equity
Notes, mortgage notes and bonds payable                     $  162,585         13,500(b)       176,085
Other liabilities                                               68,415             --           68,415
                                                            ----------     ----------       ----------
   Total liabilities                                           231,000         13,500          244,500
Shareholder's equity                                           125,523         (8,819)(c)      116,704
                                                            ----------     ----------       ----------
   Total liabilities and shareholder's equity               $  356,523          4,681          361,204
                                                            ==========     ==========       ==========

(a)   Transfer of Bluegreen shares from BankAtlantic Bancorp at historical cost.

(b)   $5,500 note for purchase of Bluegreen shares; $8,000 note for dividend.

(c) $8,000 dividend; purchase accounting adjustments related to Bluegreen shares.

               SUMMARY PRO FORMA CONDENSED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

(IN THOUSANDS)                               NINE MONTHS ENDED SEPTEMBER 30, 2003
                                        ---------------------------------------------
                                        HISTORICAL      ADJUSTMENTS         PRO FORMA
                                        ----------      -----------         ----------
Revenues                                $  186,521              --            186,521
Costs and expenses                         165,296             488(a)         165,784
                                        ----------      ----------         ----------
                                            21,225            (488)            20,737
Earnings from Bluegreen Corporation          5,156           1,161(b)           6,317
Other income                                 1,831              --              1,831
                                        ----------      ----------         ----------
Income before income taxes                  28,212             673             28,885
Provision for income taxes                  10,891             259(c)          11,150
                                        ----------      ----------         ----------
Net income                              $   17,321             413             17,734
                                        ==========      ==========         ==========

(a)   Interest on notes payable to BankAtlantic Bancorp.

(b)   Earnings related to increase in equity position.

(c)   Tax effect of (a) and (b).

      On September 30, 2003, a registration statement on Form S-1 filed by Levitt with the SEC for the public offering of up to $100 million of unsecured Subordinated Investment Notes (the "Investment Notes") was declared effective. The Investment Notes are unsecured obligation of the Company independent of its subsidiaries, and are subordinated to substantially all of the Company's other liabilities. The Investment Notes are not guaranteed by any of the Company's subsidiaries, nor by the Company's parent, BankAtlantic Bancorp, nor any of its other subsidiaries. At September 30, 2003, the Company had $39.7 million of debt and other liabilities ranking senior in right of payment to the Investment Notes. On a consolidated basis, the Company had $231.0 million of senior indebtedness at September 30, 2003. Proceeds from the sale of the Investment Notes will be used to support the operations and growth of Levitt and its subsidiaries, for the repayment of indebtedness, and for general corporate purposes. If the Company issues all $100 million in Investment Notes at the interest rates currently being offered, the increase in indebtedness will result in an additional annual interest expense of approximately $7.3 million. At September 30, 2003, no Investment Notes had been issued.

      At September 30, 2003 and December 31, 2002, our total borrowings from BankAtlantic, excluding joint ventures, were approximately $23.2 million and $27.5 million, respectively. Our joint ventures' total borrowings from BankAtlantic were $23.5 million and $24.9 million at September 30, 2003 and December 31, 2002, respectively. As an "affiliate" of BankAtlantic, the amounts that we are permitted to borrow from BankAtlantic are now restricted by applicable OTS regulations, and accordingly, financing must be obtained from unaffiliated third party lenders.

      Some of our borrowings contain covenants that, among other things, require us to maintain certain financial ratios and a minimum net worth. These covenants may have the effect of limiting the amount of debt that we can incur in the future and restricting the payment of dividends by us and our subsidiaries. At September 30, 2003, we were in compliance with all loan agreement financial covenants. Our financial covenants currently include:

      o A requirement of a minimum tangible net worth of $55.6 million of Levitt Corporation on a consolidated basis and $32.0 million at Levitt and Sons,

      o Unrestricted liquidity of Levitt Corporation of not less than $3.0 million,

      o A maximum debt to unaffiliated entities to tangible net worth ratio of 1.5 to 1 for Levitt Corporation and 3 to 1 for Levitt and Sons, and

      o A maximum debt to unaffiliated entities minus customer deposits to tangible net worth ratio, as defined, of 3.75 to 1 for Levitt and Sons.

      The Company has provided guarantees on indebtedness to joint ventures accounted for under the equity method of accounting. The guarantees were required to obtain joint venture financing. Levitt and its joint venture partners would have to perform on their guarantees if the joint ventures default on the various loan agreements. At September 30, 2003 and December 31, 2002, Levitt had guarantees on $24.9 million and $26.2 million, respectively, of joint venture debt. The Company's management believes that, based on the loans' collateral, no payments will be required under the guarantees. The other joint venture partners are also guarantors of the joint venture debt.

      In connection with the development of certain of our communities, community development or improvement districts have been established which may utilize bond financing to fund construction or acquisition of certain on-site and off-site infrastructure improvements performed by the Company near or at these communities. The obligation to pay principal and interest on the bonds issued by the districts is assigned to each parcel within the district and a priority assessment lien may be placed on benefited parcels to provide security for the debt service. The bonds, including interest and redemption premiums, if any, and the associated priority lien on the property typically are payable, secured and satisfied by revenues, fees, or assessments levied on the property benefited. The Company pays a portion of the revenues, fees, and assessments levied by the districts on the properties the Company still owns that are benefited by the improvements. The Company may also agree to pay down a specified portion of the bonds at the time of each unit or parcel closing.

      In accordance with Emerging Issues Task Force Issue 91-10 ("EITF 91-10"), Accounting for Special Assessments and Tax Increment Financing, the Company records a liability, net of cash held by the districts available to offset the particular bond obligation, for the estimated developer obligations that are fixed and determinable and user fees that are required to be paid or transferred at the time the parcel or unit is sold to an end user. The Company reduces this liability by the corresponding assessment assumed by property purchasers and the amounts paid by the Company at the time of closing and transfer of the property. Interest is calculated and paid based upon the gross bond obligation.

      A development district for the Tradition master planned community issued $28.9 million of bond anticipation notes to provide funding for phase I common infrastructure. The bond anticipation notes are direct obligations of the development district and are projected to be refinanced prior to maturity into long-term assessment and/or revenue bonds. The development district assesses property owners to fund debt service and the ultimate repayment of the bonds. The Company is assessed based on its pro-rata ownership of the property in the district; at September 30, 2003, the Company owned approximately 98% of the property in the district. The Company's pro-rata share of the assessment transfers to third party purchasers upon property sales. The assessments are projected to be levied beginning in 2005. In accordance with EITF 91-10, the Company will recognize an expense for its pro rata portion of assessments based upon its ownership of benefited property.

      We are parties to various claims, legal actions and complaints arising in the ordinary course of business. In the opinion of management, the disposition of these matters will not have a material adverse effect on our financial condition or results of operations. We are also subject to the usual obligations associated with entering into contracts for the purchase, development and sale of real estate in the ordinary course of its business.

      At September 30, 2003, the Company had commitments to purchase properties for development of $78.5 million, of which approximately $70.2 million is subject to due diligence and satisfaction of certain requirements and conditions, as well as the obtaining of financing. The following table summarizes certain information relating to outstanding purchase contracts.

                                 Purchase          Units/          Expected
                                 Price             Acres           Closing

          Levitt and Sons        $17.7 million     1,357 units     2003-04
          Core Communities       $55.5 million     3,156 acres     2004
          Levitt Commercial      $5.3 million      39 acres        2003-05

      At September 30, 2003, cash deposits of approximately $1.3 million secured the Company's commitments under these contracts.

      At September 30, 2003, our backlog of 2,075 homes and 764 acres had estimated sales values of approximately $456.2 million and $58.2 million, respectively. Our backlog represents sales contracts not yet closed at the end of the period, some of which are subject to obtaining financing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      Market risk is defined as the risk of loss arising from adverse changes in market valuations that arise from interest rate risk, foreign currency exchange rate risk, commodity price risk and equity price risk. We are subject to interest rate risk on our long-term debt. At September 30, 2003, we had $160.3 million in borrowings with adjustable rates tied to the prime rate and/or LIBOR rates and $2.2 million in borrowings with fixed rates. Consequently, with respect to debt tied to an indexed rate, changes in interest rates may affect our earnings and cash flows, but would generally not impact the fair value of such debt. With respect to fixed rate debt, changes in interest rates generally affect the fair market value of the debt but not our earnings or cash flow.

      Based upon the amount of variable rate debt outstanding at September 30, 2003 and holding the variable rate debt balance constant, each one percentage point increase in interest rates would increase the interest incurred by us by approximately $1.6 million per year.

NEW ACCOUNTING PRONOUNCEMENTS

      In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("Consolidation of Variable Interest Entities"). The interpretation defines a variable interest entity as a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the equity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. This interpretation requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. The interpretation also requires that the primary beneficiary is the only entity that can consolidate the variable interest entity. A primary beneficiary is the enterprise that has the majority of the risks and rewards of ownership. Upon consolidation of a variable interest entity, the assets, liabilities and non-controlling interest of the variable interest entity are measured at their carrying amounts with any difference between the net amount added to the statement of financial condition and any previously recognized interest being recognized as the cumulative effect of a change in accounting principle. The interpretation also requires disclosures about variable interest entities that the Company is not required to consolidate but in which it has a significant variable interest. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. Application of this interpretation to variable interest entities created on or before January 31, 2003 has been deferred until the fourth quarter of 2003. The Company expects to begin applying this interpretation in the fourth quarter of 2003. The Company has completed its initial evaluation of Interpretation No. 46, and concluded that adoption of Interpretation No. 46 did not and is not expected to have a material impact on the results of operations or financial condition of the Company.

      In May 2003, the FASB issued SFAS No. 150 ("Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity"). This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Statement requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The Statement also requires that mandatorily redeemable minority interests in finite-lived entities be classified as liabilities and reported at settlement value. The FASB has deferred those requirements related to mandatorily redeemable minority interests until the issues are addressed in either Phase II of the FASB's Liabilities and Equity project or Phase II of the FASB's Business Combinations Project. The Company is currently classifying financial instruments within the scope of this Statement in accordance with this Statement and management believes that the Company's minority interests in finite-lived entities are not significant. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Management does not believe that this Statement will have a material impact on the Company's financial statements.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

      As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports.

Changes in Internal Controls

      In addition, we reviewed our internal control over financial reporting, and there have been no significant changes in our internal control over financial reporting or in other factors that could significantly affect those controls subsequent to the date of the last evaluation.

Limitations on the Effectiveness of Controls

      Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures and internal controls over financial reporting will prevent all errors and all improper conduct. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of improper conduct, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

      Further, the design of any system of controls also is based in part upon assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Due to the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

CEO and CFO Certifications

      Appearing as Exhibits 31.1 and 31.2 to this quarterly report are Certifications of the principal executive officer and the principal financial officer. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002. This Item of this report, which you are currently reading, is the information concerning the evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the
Section 302 Certifications for a more complete understanding of the topics presented.

                           PART II - OTHER INFORMATION

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

a)    Index to Exhibits

      Exhibit 4.1 Indenture with respect to the Company's Subordinated Investment Notes (incorporated by reference to exhibit 4.1 to Amendment No. 2 to the Company's Registration Statement on Form S-1, filed with the SEC on September 5, 2003 (File No. 333-103225))

      Exhibit 31.1  Certification pursuant to Regulation S-X Section 302

      Exhibit 31.2  Certification pursuant to Regulation S-X Section 302

      Exhibit 32.1 Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      Exhibit 32.2 Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b)    Reports on Form 8-K:

      None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   LEVITT CORPORATION


Date: November 12, 2003            By:     /S/  Alan B. Levan
                                      ------------------------------------------
                                      Alan B. Levan, Chief Executive Officer


Date: November 12, 2003            By:     /S/  Glen R. Gilbert
                                      ------------------------------------------
                                      Glen R. Gilbert, Executive Vice President,
                                        Chief Accounting Officer and
                                        Chief Financial Officer