Form 10-K
period 2003-12-31
LEVITT CORP
filed 2004-03-30
CIK 1218320

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-K

       |X| Annual Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                      FOR THE YEAR ENDED DECEMBER 31, 2003

     | | Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                             Commission File Number
                                    001-31931

                               LEVITT CORPORATION
             (Exact name of registrant as specified in its Charter)

            FLORIDA                                           11-3675068
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                          Identification No.)

  1750 EAST SUNRISE BOULEVARD
    FT. LAUDERDALE, FLORIDA                                     33304
(Address of principal executive                               (Zip Code)
            offices)

                                 (954) 760-5200
              (Registrant's telephone number, including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

 CLASS A COMMON STOCK, PAR VALUE            NEW YORK STOCK EXCHANGE
         $0.01 PER SHARE
      (Title of Each Class)        (Name of Each Exchange on Which Registered)

      Indicate, by check mark, if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10K. |X|

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO | |

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES | | NO |X|

      The aggregate market value of the voting common equity held by non-affiliates was $0 on June 30, 2003.

      The number of shares of Registrant's Class A Common Stock outstanding on March 24, 2004 was 13,597,166. The number of shares of Registrant's Class B Common Stock outstanding on March 24, 2004 was 1,219,031.

      Portions of the Proxy Statement of Registrant relating to the Annual Meeting of shareholders are incorporated in Part III of this report.

                                     PART I

      Some of the statements contained or incorporated by reference herein include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Some of the forward-looking statements can be identified by the use of words such as "anticipate," "believe," "estimate," "may," "intend," "expect," "will," "should," "seeks" or other similar expressions. Forward-looking statements are based largely on the expectations of Levitt Corporation ("the Company", "Levitt", or "Registrant", which may be referred to as "we", "us" or "our") and involve inherent risks and uncertainties including certain risks described in this report or other documents incorporated herein by reference. When considering those forward-looking statements, you should keep in mind the risks, uncertainties and other cautionary statements made or incorporated by reference in this report. You should not place undue reliance on any forward-looking statement, which speaks only as of the date made. In addition to the risks identified below, you should refer to our periodic and current reports filed with the United States Securities and Exchange Commission (the "SEC") for specific risks which could cause actual results to be significantly different from those expressed or implied by those forward-looking statements. Some factors which may affect the accuracy of the forward-looking statements apply generally to the real estate industry, while other factors apply directly to us. Any number of important factors which could cause actual results to differ materially from those in the forward-looking statements include: general economic and market conditions, including interest rate levels; our ability to service our substantial indebtedness; inherent risks in investment in real estate; fluctuations in operating results; our anticipated growth strategies; shortages and increased costs of labor and building materials; competition in the real estate development industry; availability and cost of land in desirable areas; natural disasters; our ability to raise debt and equity capital and grow our operations on a profitable basis; and our continuing relationship with affiliates. Many of these factors are beyond our control. In addition to the risks and factors identified above, reference is also made to other risks and factors detailed in reports filed by the Company with the SEC. The Company cautions that the foregoing factors are not exclusive.

ITEM 1.  BUSINESS

GENERAL DESCRIPTION OF BUSINESS

      We are a homebuilding and real estate development company with activities throughout Florida. We were organized in December 1982 under the laws of the State of Florida. Until December 31, 2003, we were a wholly owned subsidiary of BankAtlantic Bancorp, Inc, a diversified financial services holding company ("BankAtlantic Bancorp"). We refer you to the discussion below for a description of our spin-off on December 31, 2003 from BankAtlantic Bancorp.

      We primarily develop single-family home and master-planned communities, but we also develop, on a limited basis, commercial and industrial properties and multi-family complexes. In our single-family communities, we specialize in serving homebuyers in the active adult and the primary, family-oriented markets who desire significant customization to our standard production homes. The standard base price for the homes we sell is between $135,000 and $325,000, but our closing price is usually higher due to design modifications, customizations and lot premiums. For 2003, the average selling price of our homes was $220,000. Through our master-planned communities, we generate substantial long-term revenue from large acreage sales to third-party residential, commercial and industrial developers, as well as create opportunities for our homebuilding activities.

      Our principal real estate activities are conducted through Levitt and Sons, LLC, our wholly-owned homebuilding subsidiary ("Levitt and Sons") and Core Communities, LLC, our wholly-owned master-planned community development subsidiary ("Core Communities"). We also engage in commercial real estate activities through Levitt Commercial, LLC, our wholly-owned commercial development subsidiary ("Levitt Commercial"), and we invest with third parties in joint ventures which develop rental and single-family residential properties. In addition, we own approximately 38% of publicly traded Bluegreen Corporation ("Bluegreen", NYSE: BXG), which acquires, develops, markets and sells vacation ownership interests in "drive-to" vacation resorts and residential home sites around golf courses or other amenities.

      Levitt and Sons is a real estate developer and residential homebuilder specializing in single-family home communities and condominiums. Levitt and Sons and its predecessors have built more than 200,000 homes since 1929. It has strong brand awareness as America's oldest homebuilder and is recognized nationally for having built the Levittown communities in New York, New Jersey and Pennsylvania. We acquired Levitt and Sons in December 1999.

      Core Communities develops master-planned communities and has two existing communities in South Florida. Our original and best-known community, St Lucie West, has been the fastest growing community on Florida's Treasure

Coast since we acquired it in October 1997 and was ranked by Robert
Charles Lesser & Co. as the 6th fastest selling master-planned community in the United States for 2003. St. Lucie West is a 4,600-acre community with approximately 5,000 built and occupied homes, numerous businesses, a university campus and the New York Mets' spring training facility. Our second master-planned community, Tradition, is planned to include over 15,000 residences, a corporate park, a K-12 charter / lab school, commercial properties and mixed-used parcels. We currently own approximately 4,700 acres in Tradition and have options to acquire approximately 4,500 additional acres, which would provide us with a total of approximately five miles of frontage along I-95, a major north/south interstate highway.

Spin-off from BankAtlantic Bancorp

      On December 31, 2003, BankAtlantic Bancorp, Inc. completed the spin-off of Levitt Corporation by means of a pro rata distribution to its shareholders of all of our issued and outstanding capital stock. Prior to the spin-off, we were a wholly owned subsidiary of BankAtlantic Bancorp. As a result of the spin-off, BankAtlantic Bancorp no longer owns any shares of our capital stock. However, at the time of the spin-off, BFC Financial Corporation was the holder of all of the issued and outstanding shares of BankAtlantic Bancorp's Class B common stock and approximately 15.3% of the issued and outstanding shares of BankAtlantic Bancorp's Class A common stock. As a result of the spin-off, BFC Financial Corporation now holds the same relative percentages of our Class A and Class B Common stock. In the aggregate, BFC Financial Corporation's investment represents approximately 55% of the total voting power of all of our common stock.

      In connection with the spin-off, the $30.0 million demand note owed by us to BankAtlantic Bancorp was converted to a five year term note due December 30, 2008 with interest only payable monthly initially at the prime rate and thereafter at the prime rate plus increments of an additional 0.25% every six months starting June 2004. Prior to the spin-off, BankAtlantic Bancorp also transferred to us its 1.2 million shares of Bluegreen common stock in exchange for a $5.5 million note and additional shares of our common stock (which were included in the spin-off). This $5.5 million note is due on December 30, 2004, with principal and interest payable monthly and bearing interest at the prime rate. Additionally, prior to the spin-off, we declared an $8.0 million dividend to BankAtlantic Bancorp payable in the form of a five-year term note with the same payment terms as the $30.0 million note described above.

Proposed Equity Offering

      On February 23, 2004, Levitt Corporation filed a Form S-3 registration statement with the SEC registering the sale in a proposed underwritten public offering of 5,000,000 shares of the Company's Class A common stock (5,750,000 shares if the underwriters exercise their over-allotment option). The net proceeds of the offering, if completed, will be used to repay approximately $13.9 million of indebtedness (including the $5.5 million note described above), to fund our growth, both internally and through acquisitions, and for general corporate purposes. Please see "Liquidity and Capital Resources."

BUSINESS STRATEGY

Our business strategy involves the following principal elements:

      Build and sell homes profitably in strong growth markets throughout Florida. Currently, we build homes throughout Florida. Our markets are expected to remain strong due to favorable demographic and economic trends, such as retiring "Baby Boomers" and continuing new employment opportunities. As we complete existing developments in these markets, we expect to acquire new land that will not only replenish but also increase our inventory.

      Continue to acquire land and to develop master-planned communities in desirable markets. We intend to acquire land parcels in desirable markets that are suited for developing large master-planned communities. Generally, land sale revenues tend to be sporadic and fluctuate more than home sale revenues, but land sale transactions result in higher margins, which typically exceed 40%. Our land development activities in our master-planned communities complement our homebuilding activities by offering a potential source of land for future homebuilding. At the same time, Levitt and Sons' homebuilding activities complement our master-planned community development activities since we believe that its strong merchandising and quality developments support future land sales in our master-planned communities. We expect that Levitt and Sons will continue to purchase land for its residential home developments in our master-planned communities in the future.

      Explore joint ventures and/or acquisitions to expand our penetration throughout the United States. We believe that our brand and our core competence as a homebuilder and real estate developer can be extended to new markets both inside and outside of Florida. Our strength in developing active adult communities and our brand awareness positions us to pursue joint venture opportunities in new markets.

      Maintain a conservative risk profile. We attempt to apply a disciplined risk management approach to our business activities. Other than our model homes, substantially all of our homes are pre-sold before construction begins. We require customer deposits of at least 5% to 10% of the base sales price of our homes, and we require a higher percentage deposit for design customizations and upgrades. As a result, we strengthen our backlog and lower our cancellation rates. We seek to maintain our land inventory at Levitt and Sons at levels that can be absorbed within three years. While our land inventory in Tradition, our newest master-planned community, can support eight to ten years of development, we can mitigate the risk associated with this investment by selling parcels to other developers throughout the development period. Alternatively, early sales can provide us with funds that allow us to assemble substantially more acreage with less required additional capital investment. We can also utilize this early sales strategy to improve the attractiveness of the development. For instance, we sold approximately 1,000 acres adjacent to Tradition which we expect to be developed with one or more golf courses, thereby adding an attractive amenity to the area near the development.

      Utilize community development districts to fund development costs. We establish community development or improvement districts to access bond financing to fund infrastructure and other projects at our master-planned community developments. The ultimate owners of the property within the district are responsible for amounts owed on these bonds as part of an assessment on their tax bills. Generally, no payments under the bonds are required from property owners during the first two years after issuance. While we are responsible for these amounts until the affected property is sold, this strategy allows us to more effectively manage the cash required to fund development of the project.

      Pursue other strategic real estate opportunities. Currently, we own approximately 38% of the outstanding common stock of Bluegreen. Bluegreen is an independently operated company that primarily acquires, develops, markets and sells vacation ownership interests in "drive-to" resorts and develops and sells residential home sites around golf courses or other amenities. We believe that our investment in Bluegreen will be beneficial over time since Bluegreen's current customers are potential future homebuyers in our active adult communities and because the investment diversifies our real estate activities. In the future, we may pursue strategic investments in other real estate related businesses.

BUSINESS SEGMENTS

      Management reports results of operations through four segments: Levitt and Sons, Core Communities, Investment in Bluegreen and Other Operations. The presentation and allocation of the assets, liabilities and results of operations may not reflect the actual economic costs of the segment as a stand-alone business. If a different basis of allocation were utilized, the relative contributions of the segment might differ but, in management's view, the relative trends in segments would not likely be impacted

LEVITT AND SONS

      Levitt and Sons develops planned communities featuring homes with average closing prices ranging from $167,000 to $273,000. While in prior years Levitt and Sons focused on active adult communities, Levitt and Sons recently expanded into developing communities for the primary, family-oriented market. At December 31, 2003, Levitt and Sons had eleven communities under development. Additionally, through a joint venture Levitt and Sons is constructing a 164-unit condominium project. The communities currently under development or under contract and relevant data as of December 31, 2003 are as follows:

                                                     TYPE OF         SALES        PLANNED       CLOSED     CONTRACTED     UNSOLD
      COMMUNITY                LOCATION             COMMUNITY      COMMENCED     UNITS (A)      UNITS        UNITS       BALANCE
      ---------                --------             ---------      ---------     ----------   ----------   ----------   ----------
CURRENTLY IN DEVELOPMENT
Cascades (b)                St. Lucie West        Active Adult        2000            1,158          660          400           98
Summit Greens               Clermont              Active Adult        2000              770          449          188          133
Bellaggio                   Boynton Beach         Active Adult        2001              537          314          156           67
Cascades                    Estero                Active Adult        2002              521          111          266          144
Cascades                    Sarasota              Active Adult        2003              466           --           76          390
                                                                                 ----------   ----------   ----------   ----------
                            TOTAL ACTIVE ADULT                                        3,452        1,534        1,086          832
                                                                                 ----------   ----------   ----------   ----------
Avalon Park                 Orlando               Family              2002              806           84          274          448
Magnolia Lakes (b)          St. Lucie West        Family              2002              479           75          372           32
Regency Hills               Clermont              Family              2002              265           61          143           61
Summerport                  Windermere            Family              2003              481           22          178          281
Riomar                      Sarasota              Family              2004              154           --           --          154
Hunter's Creek              Orange County         Family              2004              111           --           --          111
                                                                                 ----------   ----------   ----------   ----------
                            TOTAL FAMILY                                              2,296          242          967        1,087
                                                                                 ----------   ----------   ----------   ----------
                             TOTAL CURRENTLY
                               IN DEVELOPMENT                                         5,748        1,776        2,053        1,919
                                                                                 ----------   ----------   ----------   ----------

PROPERTIES UNDER CONTRACT
TO BE ACQUIRED (c)
Cascades                    Estero                Active Adult                           83           --           --           83
Cascades                    Groveland             Active Adult                          999           --           --          999
Cascades (b)                Tradition             Active Adult                        1,200           --           --        1,200
                                                                                 ----------   ----------   ----------   ----------
                             TOTAL PROPERTIES
                               UNDER CONTRACT                                         2,282           --           --        2,282
                                                                                 ----------   ----------   ----------   ----------

                                TOTAL PROPERTIES                                      8,030        1,776        2,053        4,201
                                                                                 ==========   ==========   ==========   ==========

(a) Represents the number of residential units planned to be built on the property. Actual number of units may vary from original project plan due to engineering and architectural changes.

(b)   Acquired or under contract to be acquired from Core Communities

(c) There can be no assurance that current property contracts will be consummated.

      All of the above communities are located within the State of Florida.

      The properties under contract listed above represent properties Levitt and Sons has the right to acquire and currently intends to purchase for which due diligence has been completed as of December 31, 2003 and represent an aggregate purchase price of $32.7 million. While financing is not yet finalized for these properties, all of these transactions are expected to close by the end of 2004. At December 31, 2003, Levitt and Sons also had contracts to acquire three additional properties for which due diligence had not been completed. These additional properties, which are not included in the above table, would provide a total of 1,674 homesites for an aggregate purchase price of approximately $29.9 million.

      Levitt and Sons is also participating in a joint venture that is constructing a 164 unit condominium project known as Boca Grand in which Levitt and Sons has a 47.5% interest. At December 31, 2003, 18 units had been delivered, 104 units were in the venture's backlog, and the remaining 42 units were available for sale.

      At December 31, 2003, Levitt and Sons' backlog (excluding joint ventures) was 2,053 units, or $458.8 million. Backlog represents the number of units subject to pending sales contracts. Homes included in the backlog include homes that have been completed, but on which title has not been transferred, homes not yet completed and homes on which construction has not begun. Information regarding closed units and backlog units, excluding joint ventures, since our acquisition of Levitt and Sons is as follows:

                                                                       CLOSED     BACKLOG
                                                                        UNITS      UNITS
                                                                        -----      -----
As of and for the year ended December 31, 2000                           441        487
As of and for the year ended December 31, 2001                           597        584
As of and for the year ended December 31, 2002                           740        824
As of and for the year ended December 31, 2003                          1,011      2,053

CORE COMMUNITIES

      Core Communities was founded in May 1996 to develop the master-planned community now known as St. Lucie West. It is currently developing the master-planned community known as Tradition. As a master-planned community developer, Core Communities engages in three primary activities: (i) the acquisition of large tracts of raw land; (ii) planning, entitlement and infrastructure development; and (iii) the sale of entitled land and/or developed lots to homebuilders (including Levitt and Sons) and commercial, industrial and institutional end-users.

      St. Lucie West is a 4,600 acre master-planned community located in St. Lucie County, Florida. It is bordered by Interstate 95 to the west and Florida's Turnpike to the east. St. Lucie West contains residential, commercial and industrial developments. Within the community, residents are close to recreational and entertainment facilities, houses of worship, retail businesses, medical facilities and schools. PGA of America owns and operates a golf course and a country club. The community's baseball stadium serves as the spring training headquarters for the New York Mets. There are approximately 5,000 homes in St. Lucie West housing nearly 8,000 residents. At December 31, 2003, approximately 123 acres remained available for sale in this project.

      Tradition is located approximately two miles south of St. Lucie West, and will encompass more than 9,000 acres if all properties under contract are acquired, including approximately five miles of frontage on Interstate 95. Tradition is being developed as a master-planned community including a corporate park, a K-12 charter/lab school, commercial properties, residential homes and other uses in a series of mixed-use parcels. Community Development District special assessment bonds are being utilized to provide financing for certain infrastructure developments.

      At December 31, 2003, Core Communities owned 4,704 acres in Tradition. Core Communities also has under contract additional parcels contiguous to the existing land totaling approximately 4,456 acres for an aggregate purchase price of $80.6 million. The contracts for these parcels are expected to begin closing in May 2004. During June 2003, Core Communities acquired a 1,706-acre parcel adjacent to Tradition and subsequently sold 979 of those acres in a single transaction to a developer. This sale was profitable as well as strategic since we anticipate that the construction of one or more golf courses on the land will be considered attractive local amenities to new homeowners in our community.

      First phase development is underway at the Tradition project and is expected to continue through 2004. First phase development includes the construction of primary access to I-95 and of connector roadways from the interior of Tradition out to the highway, construction of the storm water infrastructure, commercial pod development, and traditional and neo-traditional residential lot development. Through December 31, 2003, Core Communities has entered into contracts with eight homebuilders for the sale of a total of 1,531 acres in the first phase residential development. While there is no assurance that all of these transactions will be consummated, 139 of the contracted acres had been delivered as of December 31, 2003.

      In September 2001, Core Communities acquired a 1,285-acre tract of land known as Live Oak Preserve in Hillsborough County on the west coast of Florida for approximately $17.0 million. During October 2002, Core Communities sold 1,267 acres of this property, representing all of the residential land, in a single transaction for approximately $25.0 million. The remaining 18 acres of land represented land zoned for commercial property and were sold in September 2003 for approximately $5.9 million.

      Core Communities' land in development or under contract and relevant data as of December 31, 2003 were as follows:

                                             TYPE OF                     SALEABLE      CLOSED     CONTRACTED     UNSOLD
      PROJECT              LOCATION          PROJECT        ACQUIRED     ACRES (A)      ACRES        ACRES       BALANCE
      -------              --------          -------        --------     ----------   ----------  -----------   ----------
CURRENTLY IN
DEVELOPMENT
St. Lucie West       St. Lucie County       Mixed Use       1997 (b)          1,970        1,806           41          123
                                                                         ----------   ----------   ----------   ----------
                     TOTAL ST. LUCIE WEST                                     1,970        1,806           41          123
                                                                         ----------   ----------   ----------   ----------
Tradition            St. Lucie County       Mixed Use         1998            2,033          139          958          936
Tradition            St. Lucie County       Mixed Use         2002            1,826           --          434        1,392
Tradition            St. Lucie County       Mixed Use         2003              984           --           --          984
                                                                         ----------   ----------   ----------   ----------
                     TOTAL TRADITION                                          4,843          139        1,392        3,312
                                                                         ----------   ----------   ----------   ----------
                      TOTAL CURRENTLY IN
                        DEVELOPMENT                                           6,813        1,945        1,433        3,435
                                                                         ----------   ----------   ----------   ----------

PROPERTIES UNDER
CONTRACT TO BE
ACQUIRED(c)
Tradition            St. Lucie County       Mixed Use                         4,456           --           --        4,456
                                                                         ----------   ----------   ----------   ----------
                      TOTAL PROPERTIES
                        UNDER CONTRACT                                        4,456           --           --        4,456
                                                                         ----------   ----------   ----------   ----------

                        TOTAL PROPERTIES                                     11,269        1,945        1,433        7,891
                                                                         ==========   ==========   ==========   ==========

(a) Actual saleable acres may vary from original plan due to changes in zoning, project design, or other factors.

(b)   Land inventory as of date of acquisition of Core Communities.

(c) There can be no assurance that current property contracts will be consummated.

BLUEGREEN CORPORATION

      We currently own approximately 9.7 million shares, or 38% of the outstanding common stock of Bluegreen. Bluegreen is a leading provider of vacation and residential lifestyle choices through its vacation ownership and residential land businesses. Bluegreen is organized into two divisions:
Bluegreen Resorts and Bluegreen Communities.

      Bluegreen Resorts acquires, develops and markets vacation ownership interests in resorts generally located in popular, high-volume, "drive-to" vacation destinations. Bluegreen sells vacation ownership interests in its Bluegreen Vacation Club(R) product through sales offices at all of its owned resorts and at four off-site sales offices. A vacation ownership interest in any of Bluegreen's resorts entitles the buyer to an annual allotment of "points" in perpetuity in the Bluegreen Vacation Club.(R) These points may be exchanged for stays at any of Bluegreen's participating, fully-furnished vacation resorts or for other vacation options, including cruises and stays at approximately 3,700 resorts offered by a worldwide vacation ownership exchange network. Bluegreen currently develops, markets and sells vacation ownership interests in 16 resorts located in the United States and one resort located in the Caribbean.

      Bluegreen Communities acquires, develops and subdivides property and markets the subdivided residential homesites to retail customers seeking to build a home in a high quality residential setting. In some cases these properties feature a golf course and/or other amenities. The strategy of this division is to locate its projects (i) near major metropolitan centers (but outside the perimeter of intense subdivision development) or (ii) in popular retirement areas. Bluegreen has focused this division's activities in certain core markets in which Bluegreen has developed substantial marketing expertise and has a strong track record of success.

      Bluegreen also generates significant interest income through its financing of individual purchasers of vacation ownership interests and, to a lesser extent, homesites sold by its Bluegreen Communities division.

OTHER OPERATIONS

      Other operations consists of Levitt Commercial, investments in joint ventures and other real estate interests and holding company operations.

Levitt Commercial

      Levitt Commercial was formed in 2001 to develop industrial and retail properties. Levitt Commercial currently has four projects under development. The first project, developed by a joint venture of which Levitt Commercial is an 82% owner, is the High Ridge Commerce Center located in Boynton Beach, Florida. This is a 70,000 square foot flex industrial building with 800 feet of frontage on I-95. The project is divided into 14 bays averaging 5,000 square feet. The other three projects, which are wholly-owned by Levitt Commercial, include Phase 2 and 3 of the High Ridge Commerce Center, the Plaza at Boynton Commerce Center, also located in Boynton Beach, and the Andrews Business Center, which is located in Pompano Beach, Florida. The three newer projects will total 89 flex warehouse bays, averaging 2,975 square feet each.

      Levitt Commercial is also participating in a joint venture known as the Preserve at Long Leaf, which is developing a 298-unit apartment complex in Melbourne, Florida. Levitt Commercial owns a 50% interest in the land for the apartment complex, which was acquired by the joint venture in October 2002, and a 20% interest in costs related to the further development of the project. An affiliate of our joint venture partner will be the general contractor and we anticipate construction to commence during 2004.

      Additionally, at December 31, 2003, Levitt Commercial had a contract to acquire one additional property to develop flex industrial space for a land acquisition cost of approximately $3.5 million, however that contract was cancelled in January 2004.

      Levitt Commercial's projects currently under development or under contract and relevant data as of December 31, 2003 are as follows:

                                                          TYPE OF       SALES       TOTAL        CLOSED     CONTRACTED     UNSOLD
         PROJECT                           LOCATION       PROJECT     COMMENCED   UNITS (a)      UNITS        UNITS       BALANCE
         -------                           --------       -------     ---------   ----------   ----------   ----------   ----------
CURRENTLY IN DEVELOPMENT
High Ridge Commerce Center              Boynton Beach     Flex           2002             14           13           --            1
High Ridge Commerce Center 2 & 3        Boynton Beach     Flex           2003             40           --           15           25
The Plaza at Boynton Commerce Center    Boynton Beach     Flex           2003             21           --           --           21
Andrews Business Center                 Pompano Beach     Flex           2004             28           --           --           28
                                                                                  ----------   ----------   ----------   ----------
                 TOTAL PROPERTIES                                                        103           13           15           75
                                                                                  ==========   ==========   ==========   ==========

(a) Actual number of units may vary from original project plan due to engineering and architectural changes.

Other Joint Ventures

      From time to time, we seek to defray portions of risk associated with certain real estate projects by entering into joint ventures. For example, we currently own an interest in Brittany Bay at Andros Isles, Ltd., a Florida limited partnership formed to develop a single family attached (duplex) residential development consisting of 222 units located in West Palm Beach, Florida. At December 31, 2003, the venture had closed on 203 units and had entered into contracts to sell the remaining 19 units. We own a 39.9% limited partnership interest in this venture and BankAtlantic Venture Partners 3, Inc., our subsidiary and a co-general partner, owns a 0.1% general partnership interest. The remaining partnership interests are held by unaffiliated third parties.

      Additionally, we own an interest in Fairways at Grand Harbor, Ltd., a Florida limited partnership organized to develop 257 luxury rental apartments in Vero Beach, Florida. We own a 44.5% limited partnership interest in this venture and BankAtlantic Venture Partners 2, Inc., our subsidiary and a co-general partner, owns a 0.5% general partnership interest. The remaining partnership interests are held by unaffiliated third parties. The rental apartment property was sold to an unaffiliated third party in January 2004. The partnership continues to provide rental management services at neighboring Grand Harbor.

Real Estate Industry Risks

      The real estate industry is highly cyclical by nature and future market conditions are uncertain. Factors which adversely affect the real estate and homebuilding industries, many of which are beyond our control include:

      -     the availability and cost of financing;

      -     unfavorable interest rates and increases in inflation;

      -     overbuilding or decreases in demand;

      - changes in the general availability of land and competition for available land;

      - construction defects and warranty claims arising in the ordinary course of business, including mold related property damage and bodily injury claims and homeowner and homeowner association lawsuits;

      -     changes in national, regional and local economic conditions;

      -     cost overruns, inclement weather, and labor and material shortages;

      - the impact of present or future environmental legislation, zoning laws and other regulations;

      - availability, delays and costs associated with obtaining permits, approvals or licenses necessary to develop property; and

      -     increases in real estate taxes and other governmental fees.

      In addition, we currently develop and sell properties solely in Florida. The market in which we operate is subject to the risks of natural disasters such as hurricanes and tropical storms and we will be subject to adverse changes in the economy in Florida.

Levitt Corporation Risks

      We have a significant amount of debt. At December 31, 2003, our consolidated debt was approximately $174.1 million, including the $13.5 million of indebtedness incurred in connection with our spin-off from BankAtlantic Bancorp. The amount of our debt could have important consequences. For example, it could:

      - limit our ability to obtain future financing for working capital, capital expenditures, acquisitions, debt service requirements or other requirements;

      - require us to dedicate a substantial portion of our cash flow from operations to payment of or on our debt and reduce our ability to use our cash flow for other purposes;

      - impact our flexibility in planning for, or reacting to, the changes in our business;

      - place us at a competitive disadvantage if we have more debt than our competitors; and

      - make us more vulnerable in the event of a downturn in our business or in general economic conditions.

      Our ability to meet our debt service and other obligations, to refinance our indebtedness and to fund planned capital expenditures will depend upon our future performance. We are engaged in businesses that are substantially affected by changes in economic cycles. Our revenues and earnings vary with the level of general economic activity in the markets we serve. Our businesses are also affected by financial, political, business and other factors, many of which are beyond our control. The factors that affect our ability to generate cash can also affect our ability to raise additional funds for these purposes through the sale of equity securities, the refinancing of debt, or the sale of assets. Changes in prevailing interest rates may affect our ability to meet our debt service obligations, because borrowings under a significant portion of our debt instruments bear interest at floating rates.

      Our anticipated debt payment obligations for the 12 months beginning December 31, 2003 total $20.2 million. Our business may not generate sufficient cash flow from operations, and future borrowings may not be available under our existing credit facilities or any other financing sources in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our debt on or before maturity, which we may not be able to do on favorable terms or at all.

      As of December 31, 2003, BFC Financial Corporation owned 1,219,031 shares of our Class B common stock, which represented all of our issued and outstanding Class B common stock, and 2,074,244 shares, or approximately 15%, of our issued and outstanding Class A common stock. In the aggregate these shares represent approximately 55% of our total voting power. Since the Class A common stock and Class B common stock vote as a single group on most matters, BFC Financial Corporation is in a position to control our company and elect a majority of our Board of Directors. Additionally, Alan B. Levan, our Chairman and Chief Executive Officer, and John E. Abdo, our Vice Chairman and

President, beneficially own approximately 46% and 23% of the shares of BFC Financial Corporation, respectively. As a consequence, Alan B. Levan and John E. Abdo effectively have the voting power to control the outcome of any shareholder vote of Levitt Corporation, except in those limited circumstances where Florida law mandates that the holders of our Class A common stock vote as a separate class. BFC Financial Corporation's interests may conflict with the interests of our other shareholders, and BFC Financial Corporation's control position may have an adverse effect on the market price of our Class A common stock.

COMPETITION

      The real estate development and homebuilding industries are highly competitive and fragmented. Competitive overbuilding in local markets, among other competitive factors, could materially adversely affect homebuilders in the affected market. Homebuilders compete for financing, raw materials and skilled labor, as well as for the sale of homes. Additionally, competition for prime properties is intense and the acquisition of such properties may become more expensive in the future to the extent demand and competition increase. We compete with other local, regional and national real estate companies and homebuilders, often within larger subdivisions designed, planned and developed by such competitors. Some of our competitors have greater financial, marketing, sales and other resources than we do.

      In addition, there are relatively low barriers to entry into our business. There are no required technologies that would preclude or inhibit competitors from entering our markets. Our competitors may independently develop land and construct products that are superior or substantially similar to our products. We currently build solely in Florida, which contains some of the top markets in the nation, and therefore we expect to continue to face additional competition from new entrants into our markets.

EMPLOYEES

      As of December 31, 2003, we employed a total of 353 full-time employees and 34 part-time employees. The breakdown of employees by entity is as follows:

                                             Full   Part
                                             Time   Time
                                             ----   ----
                        Levitt Corporation      8     --
                        Core Communities       26      3
                        Levitt and Sons       312     31
                        Other Subsidiaries      7     --
                                             ----   ----
                        Total                 353     34
                                             ====   ====

      Our employees are not represented by any collective bargaining agreement, and we have never experienced a work stoppage. We believe our employee relations are good.

      Our future success is heavily dependent upon our ability to hire and retain qualified marketing, sales and management personnel. The competition for such personnel is intense in the real estate industry. There can be no assurance that we will be able to continue to attract and retain qualified management and other personnel.

CYCLICALITY; SEASONALITY

      The real estate industry is highly cyclical by nature and future market conditions are uncertain. Factors which adversely affect the real estate and homebuilding industries, many of which are beyond our control, include changes in national, regional and local economic conditions; cost overruns; inclement weather, and labor and material shortages;

GOVERNMENTAL AND ENVIRONMENTAL MATTERS

      We are subject to laws, ordinances and regulations of various federal, state and local governmental entities and agencies concerning, among other things:

      - environmental matters, including the presence of hazardous or toxic substances;

      -     wetland preservation;

      -     health and safety;

      -     zoning, land use and other entitlements;

      -     building design; and

      -     density levels.

      In developing a project and building homes or apartments, we may be required to obtain the approval of numerous governmental authorities regulating matters such as:

      - installation of utility services such as gas, electric, water and waste disposal;

      -     the dedication of acreage for open space, parks and schools;

      -     permitted land uses; and

      -     the construction design, methods and materials used.

      These laws or regulations could, among other things:

      -     establish building moratoriums;

      - limit the number of homes, apartments or commercial properties that may be built;

      - change building codes and construction requirements affecting property under construction;

      -     increase the cost of development and construction;

      -     delay development and construction; and

      - otherwise have a material adverse effect on the real estate industry in general and on our business, financial condition and results of operations, specifically.

      We may also at times not be in compliance with all regulatory requirements. If we are not in compliance with regulatory requirements, we may be subject to penalties or we may be forced to incur significant expenses to cure any noncompliance. In addition, some of our land and some of the land that we may acquire has not yet received planning approvals or entitlements necessary for planned development or future development. Failure to obtain entitlements necessary for further development of this land on a timely basis or to the extent desired may adversely affect our future results and prospects.

      Several governmental authorities have also imposed impact fees as a means of defraying the cost of providing certain governmental services to developing areas, and many of these fees have increased significantly during recent years.

      We consider the costs of compliance with environmental regulations to be part of the ordinary course of our business, and such compliance has not had any material adverse effect on the Company.

ITEM 2. PROPERTIES

      The Company's principal and executive offices are located at 1750 East Sunrise Boulevard, Fort Lauderdale, Florida 33304. Levitt Corporation occupies these offices pursuant to an agreement with BFC Financial Corporation, which leases the property from BankAtlantic. BankAtlantic has purchased another property to be used as its executive offices, and it is expected that Levitt Corporation will also move to that building under a new lease in the fall of 2004. In addition, the Company and its subsidiaries occupy administrative space in various locations in Florida under leases that expire at various dates through 2006.

ITEM 3. LEGAL PROCEEDINGS

      From time to time, we are involved in various litigation matters arising in the ordinary course of our business. We do not expect the outcome of any such matters to materially impact our financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      In connection with the Company's spin-off from BankAtlantic Bancorp and the listing of the Company's Class A common stock on the NYSE, the Company's board of directors recommended to its then sole shareholder, BankAtlantic

Bancorp, the adoption of certain amendments to the Company's organizational instruments, as more fully described below, and the approval of the 2003 Levitt Corporation Stock Incentive Plan.

      On December 2, 2003, at a special meeting of the Company's sole shareholder, BankAtlantic Bancorp voted to approve the following:

Amended and Restated Articles of Incorporation

      BankAtlantic Bancorp voted to approve the Company's Amended and Restated Articles of Incorporation pursuant to which the Company recapitalized its capital stock with 50,000,000 shares of Class A common stock, 10,000,000 shares of Class B common stock and 5,000,000 shares of preferred stock, and to provide for the terms of the capital stock so that the Company's capital structure closely resembled the capital structure of BankAtlantic Bancorp.

Amended and Restated Bylaws

      BankAtlantic Bancorp voted to approve the Company's Amended and Restated Bylaws pursuant to which, among other things, the Company's board of directors was divided into three classes, with one class elected annually. Pursuant to the Company's Amended and Restated Bylaws, S. Lawrence Kahn, III, William Scherer and Joel Levy were elected as Class I directors whose terms of office expire at the Company's annual meeting in 2004; John E. Abdo and William Nicholson were elected as Class II directors, whose terms of office expire at the Company's annual meeting in 2005; and Alan B. Levan, James Blosser and Darwin Dornbush were elected as Class III directors, whose terms of office expire at the Company's annual meeting in 2006:

      On December 18, 2003, at a special shareholder's meeting, BankAtlantic Bancorp approved the terms and conditions of the 2003 Levitt Corporation Stock Incentive Plan and the reservation of 1,500,000 shares of Class A common stock for future issuance thereunder.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

      Our Class A common stock is listed on the New York Stock Exchange under the symbol "LEV." BFC Financial Corporation ("BFC") is the sole holder of the Company's Class B common stock and there is no trading market for the Company's Class B common stock. The Class B common stock may only be owned by BFC or its affiliates and is convertible into Class A common stock at the discretion of the holder on a one-for-one basis.

      From January 2, 2004, the date our Class A common stock first began regular way trading on the New York Stock Exchange, through March 24, 2004, the high and low sale prices of our Class A common stock as reported by the New York Stock Exchange were $26.22 and $16.00, respectively. The stock prices do not include retail mark-ups, mark-downs or commissions. On March 24, 2004, the closing sale price of our Class A common stock as reported on the New York Stock Exchange was $25.05 per share.

Holders

      On March 24, 2004, there were approximately 14,850 holders and 13,597,166 shares of the Class A common stock issued and outstanding. In addition, there were 1,219,031 shares of Class B common stock outstanding at March 24, 2004.

Dividends

      We have never paid cash dividends on our common stock. From time to time, we intend to evaluate the payment of regular cash dividends on our common stock based upon our results of operations, financial condition, cash requirements and prospects. We cannot assure you that we will declare any cash dividends in the foreseeable future.

      Our ability to pay dividends is restricted by certain covenant restrictions contained in the indentures and loan agreements that govern the terms of our debt.

Securities Authorized for Issuance Under Equity Compensation Plans

      The following table contains information, as of December 31, 2003, concerning our equity compensation plans for which we have previously obtained shareholder approval and those equity compensation plans for which we have not previously obtained shareholder approval:

                                Number of securities to    Weighted average exercise
                                be issued upon exercise       price of outstanding        Number of securities
                                of outstanding options,      options, warrants and      remaining available for
                                   warrants or rights                rights                 future issuance
    Plan Category                           (a)                         (b)                         (c)
-----------------------------   -----------------------    -------------------------    --------------------------
Equity compensation plans                   -0-                         n/a                      1,500,000
approved by security holders

Equity compensation plans
not approved by security                    -0-                         n/a                             -0-
holders
                                         ----------                 ----------                  ----------
    Total                                   -0-                         n/a                      1,500,000
                                         ==========                 ==========                  ==========


ITEM 6. SELECTED FINANCIAL DATA

      The following table sets forth selected consolidated financial data as of and for the years ended December 31, 1999 through 2003. Certain selected financial data presented below as of December 31, 2003, 2002, 2001, 2000, and 1999 and for each of the years in the five-year period ended December 31, 2003, are derived from our audited consolidated financial statements. Our financial statements were audited by KPMG LLP, independent certified public accountants, with respect to 2001, 2000 and 1999, and by PricewaterhouseCoopers LLP, independent certified public accountants, with respect to 2003 and 2002. This table is a summary and should be read in conjunction with the consolidated financial statements and related notes thereto which are included elsewhere in this report.

                                                          AS OF OR FOR THE YEAR ENDED DECEMBER 31,
                                               -----------------------------------------------------------
                                                 2003        2002           2001      2000 (a)      1999
                                               --------    --------       --------    --------    --------
                                                (dollars in thousands, except per share, unit and average
                                                                         price data)
STATEMENT OF OPERATIONS DATA:
REVENUES
        Sales of real estate                   $283,058     207,808        143,140     100,322      18,499
        Other revenues                            2,466       1,595          1,106       5,664          --
                                               --------    --------       --------    --------    --------
        Total Revenues                          285,524     209,403        144,246     105,986      18,499
                                               --------    --------       --------    --------    --------

COSTS AND EXPENSES
        Cost of sales of real estate            209,431     159,675        111,685      79,029       9,437
        Other costs and expenses                 43,951      32,059         27,697      21,770       6,976
                                               --------    --------       --------    --------    --------
        Total Costs and Expenses                253,382     191,734        139,382     100,799      16,413
                                               --------    --------       --------    --------    --------
                                                 32,142      17,669          4,864       5,187       2,086

        Earnings from Bluegreen Corporation
        (b)                                       7,433       4,570             --          --          --
        Other income                              3,645       3,527          6,776       4,976       3,514
                                               --------    --------       --------    --------    --------
        Income before income taxes               43,220      25,766         11,640      10,163       5,600
        Provision for income taxes               16,400       6,254          4,118       3,208       1,568
                                               --------    --------       --------    --------    --------
        Net income                             $ 26,820      19,512          7,522       6,955       4,032
                                               ========    ========       ========    ========    ========

        Basic earnings per share               $   1.81        1.32           0.51        0.47        0.27
        Diluted earnings per share (c)         $   1.77        1.30           0.51        0.47        0.27
        Weighted average shares outstanding      14,816      14,816         14,816      14,816      14,816
        Diluted shares outstanding               14,816      14,816         14,816      14,816      14,816

OTHER DATA:
        Consolidated margin (d)                  73,627      48,133         31,455      21,293       9,062
        Consolidated margin percentage (e)         26.0%       23.2%          22.0%       21.2%       49.0%

LEVITT AND SONS (a)(f)
        Homes delivered                           1,011         740            597         441          --
        Average selling price of homes
        delivered                              $220,000     219,000        195,000     190,000          --
        Margin percentage on homes delivered         22%         19%            19%         15%         --
        Backlog of homes (units)                  2,053         824            584         487         329
        Backlog of homes (value)               $458,771     167,526        125,041      94,751      64,116

CORE COMMUNITIES:
        Acres sold                                1,337       1,715            253         145         312
        Average selling price of acres sold    $ 41,000      31,000         85,000     110,000      59,000
        Margin percentage on land sales            43.0%       46.7%(g)       51.0%       56.3%       49.0%
        Acres acquired                            1,963       1,826          1,285          --          --
        Average purchase price of acres
        acquired                               $  7,500      10,000         13,200          --          --
        Unsold acres                              4,868       4,242          4,131       3,099       3,244

                                                          AS OF OR FOR THE YEAR ENDED DECEMBER 31,
                                               -----------------------------------------------------------
                                                 2003        2002           2001      2000 (a)      1999
                                               --------    --------       --------    --------    --------
                                                (dollars in thousands, except per share, unit and average
                                                                         price data)
BALANCE SHEET DATA:
        Inventory of real estate               $257,556     198,126        142,433     110,390     105,524
        Investment in Bluegreen                  70,852      57,332             --          --          --
        Total assets                            392,714     295,461        196,193     168,863     154,831
        Notes payable to non-affiliates         111,625      85,359         55,625      41,047      50,631
        Notes payable to affiliates              61,618      57,505         27,870      27,796      20,653
        Development bonds payable                   850       4,581          8,635       9,891       7,533
        Total liabilities                       267,238     187,774        126,254     105,874      98,659
        Shareholders' equity                    125,452     107,533         70,028      62,506      55,551

FINANCIAL STATISTICS:
        Return on average shareholders'
        equity (h)                                 23.0%       22.0%          11.4%       11.8%        8.0%
        Ratio of total debt to shareholders'
        equity                                     1.39        1.37           1.32        1.26        1.42

-----------------
(a)   Levitt Corporation acquired Levitt and Sons in December 1999.

(b) Levitt Corporation acquired its interest in Bluegreen Corporation in April 2002.

(c) Diluted earnings per share takes into account the dilution in earnings we recognize from Bluegreen as a result of outstanding securities issued by Bluegreen that enable the holders thereof to acquire shares of Bluegreen's common stock.

(d) Margin is calculated as sales of real estate minus cost of sales of real estate.

(e) Margin percentage is calculated by dividing margin by sales of real estate.

(f) Excludes joint ventures.Backlog includes all homes subject to sales contracts.

(g) Land sales to Levitt and Sons for the year ended December 31, 2002 equaled $8.5 million and the net gain recognized was $6.5 million. These inter-company transactions were eliminated in consolidation.

(h) Calculated by dividing net income by average shareholders' equity. Average shareholders' equity is calculated by averaging beginning and end of period shareholders' equity balances.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      We engage in real estate activities through Levitt and Sons, Core Communities, Levitt Commercial, an investment in Bluegreen and investments in real estate projects in Florida through subsidiaries and joint ventures. Levitt and Sons is a developer of single-family home communities and condominium and rental apartment complexes in Florida. Core Communities owns the unsold land and other entitlements of the 4,600 acre master-planned community known as St. Lucie West in St. Lucie County, Florida. Core Communities also owns approximately 4,700 acres in Tradition, our second master-planned community, and has options to acquire an additional 4,500 acres which will provide Tradition with more than 9,000 acres, including approximately five miles of frontage on Interstate 95. Tradition is in the initial development stage in St. Lucie County, Florida.

      On December 31, 2003, BankAtlantic Bancorp completed the spin-off of the Company, and BankAtlantic Bancorp no longer owns any shares of our capital stock. As a result of the spin-off, our reported financial information may not be necessarily indicative of our future operating results or of our future financial condition because the consummation of the spin-off has resulted in $13.5 million of additional indebtedness and our ownership of an additional 1.2 million shares of Bluegreen. These factors will cause an increase in interest expense of almost $600,000 per year, and allow us to pick up an additional 4.8% of Bluegreen's earnings. Additionally, we may not be able to borrow money at the same rates, we will incur greater costs and expenses for general and administrative services provided by our affiliates and we will incur greater costs and expenses of reporting and compliance associated with being a public company.

      In April 2002, we acquired 8.3 million shares of the outstanding common stock of Bluegreen for approximately $53.8 million. In connection with the spin-off, BankAtlantic Bancorp transferred 1.2 million shares of Bluegreen's common stock to us in exchange for a $5.5 million promissory note and additional shares of our common stock (which additional shares were subsequently distributed in the spin-off). Bluegreen is a New York Stock Exchange-listed company that acquires, develops, markets and sells vacation ownership interests in "drive-to" resorts and develops and sells residential homesites around golf courses or other amenities. The investment in Bluegreen was recorded at cost and the carrying amount of the investment is adjusted to recognize our interest in the earnings or loss of Bluegreen after the acquisition date. At December 31, 2003 and December 31, 2002, our investment in Bluegreen was approximately $70.9 million and $57.3 million, respectively. The 9.5 million shares of Bluegreen common stock that we own comprises approximately 38% of the common stock of Bluegreen outstanding as of December 31, 2003.

EXECUTIVE OVERVIEW

      Management evaluates the performance and prospects of the Company and its subsidiaries using a variety of financial and non-financial metrics. The key financial measures utilized to evaluate historical operating performance include revenues from sales of real estate, cost of sales of real estate, margin, margin percentage, income before taxes and net income. Non-financial measures used to evaluate historical performance include the number of homes delivered, number and value of sales contracts executed, and the number of housing starts. To evaluate the Company's future prospects, management uses non-financial information such as the number of homes and acres in backlog (where we have a property subject to a pending sales contract), and the aggregate value of those contracts. Additionally, we monitor the number of properties remaining in inventory and under contract to be purchased relative to our sales and construction trends. Financial information utilized to evaluate the Company's future prospects are the Company's ratio of debt to shareholders' equity and cash requirements. General economic factors and interest rate trends are also monitored as they may have an impact on the Company's prospects. Each of the above metrics is discussed in the following sections as it relates to our operating results, financial position and liquidity. The list of metrics above is not an exhaustive list, and management may from time to time utilize additional financial and non-financial information or may not use the metrics listed above.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      Management views critical accounting policies as accounting policies that are important to the understanding of our financial statements and also involve estimates and judgments about inherently uncertain matters. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated statements of financial condition and assumptions that affect the recognition of revenues and expenses on the statements of operations for the periods presented. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in subsequent periods relate to the determination of the valuation of real estate, the valuation of carrying values of investments in joint ventures, the valuation of the fair market value of assets and liabilities in the application of the purchase method of accounting and the amount of the deferred tax asset valuation allowance. We have identified the following accounting policies that management views as critical to the portrayal of our financial condition and results of operations.

Real Estate Inventories and Investment in Joint Ventures

      Our inventory of real estate includes land acquisition costs, land development costs, interest and other construction costs, all of which are accounted for in our financial statements at accumulated cost or, when circumstances indicate that the inventory is impaired, at estimated fair value. Estimated fair value is based on disposition of real estate in the normal course of business under existing and anticipated market conditions. The evaluation takes into consideration the current status of the property, various restrictions, carrying costs, costs of disposition and any other circumstances that may affect fair value, including management's plans for the property. Due to the large acreage of land holdings, disposition in the normal course of business is expected to extend over a number of years. Uncertainties associated with the economy, interest rates and the real estate market in general may significantly change the valuation of our real estate investments.

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

      We account for joint ventures in which we have a 50% or less ownership interest or a less than controlling interest using the equity method of accounting. Under the equity method, the initial investment in a joint venture is recorded at cost and is subsequently adjusted to recognize the Company's share of the joint venture's earnings or losses. Joint venture investments and our investment in Bluegreen are evaluated annually for other than temporary declines in value. Evidence of other than temporary declines in value includes the inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment and consistent joint venture operating losses. The evaluation is based on available information including condition of the property and current and anticipated real estate market conditions. At December 31, 2003, December 31, 2002 and December 31, 2001, the combined balances of inventory of real estate, investments in real estate joint ventures and investment in Bluegreen were $332.5 million and $259.7 million and $150.8 million, respectively.

Revenue Recognition

      Revenue and all related costs and expenses from house and land sales are recognized at the time that closing has occurred, when title and possession of the property and the risks and rewards of ownership transfer to the buyer, and when other sale and profit recognition criteria are satisfied as required under accounting principles generally accepted in the United States of America for real estate transactions. In order to properly match revenues with expenses, we estimate construction and land development costs incurred but not paid at the time of closing. Estimated costs to complete are determined for each closed home and land sale based upon historical data with respect to similar product types and geographical areas. We monitor the accuracy of estimates by comparing actual costs incurred subsequent to closing to the estimate made at the time of closing and make modifications to the estimates based on these comparisons. We do not expect the estimation process to change in the future nor do we expect actual results to materially differ from such estimates.

Capitalized Interest

      Interest incurred relating to land under development and construction is capitalized to real estate inventories during the active development period. Interest is capitalized as a component of inventory at the effective rates paid on borrowings during the pre-construction and planning stage and during the periods that projects are under development. Capitalization of interest is discontinued if development ceases at a project. Interest is amortized to cost of sale as related homes, land and units are sold.

Income Taxes

      The Company utilizes the asset and liability method to account for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period that includes the statutory enactment date. A deferred tax asset valuation allowance is recorded when it is more likely than not that all or a portion of the deferred tax asset will not be realized.

CONSOLIDATED RESULTS OF OPERATIONS

                                                       FOR THE YEAR
                                                     ENDED DECEMBER 31,           2003         2002
                                               -----------------------------    AND 2002    AND 2001
                                                 2003       2002       2001      CHANGE      CHANGE
                                               --------   --------   --------   --------    --------
                                                   (dollars in thousands, except per share data)

REVENUES
Sales of real estate                           $283,058    207,808    143,140     75,250      64,668
Title and mortgage operations                     2,466      1,595      1,106        871         489
                                               --------   --------   --------   --------    --------
Total revenues                                  285,524    209,403    144,246     76,121      65,157
                                               --------   --------   --------   --------    --------

COSTS AND EXPENSES
Cost of sales of real estate                    209,431    159,675    111,685     49,756      47,990
Selling, general and administrative expenses     41,794     30,359     26,031     11,435       4,328
Interest expense, net                               233        389        180       (156)        209
Other expenses                                    1,838      1,311        930        527         381
Minority interest                                    86         --        556         86        (556)
                                               --------   --------   --------   --------    --------
Total costs and expenses                        253,382    191,734    139,382     61,648      52,352
                                               --------   --------   --------   --------    --------
                                                 32,142     17,669      4,864     14,473      12,805
Earnings from Bluegreen Corporation (a)           7,433      4,570         --      2,863       4,570
Earnings from joint ventures                        483        849      2,888       (366)     (2,039)
Interest and other income                         3,162      2,678      3,888        484      (1,210)
                                               --------   --------   --------   --------    --------
Income before income taxes                       43,220     25,766     11,640     17,454      14,126
Provision for income taxes                       16,400      6,254      4,118     10,146       2,136
                                               --------   --------   --------   --------    --------
NET INCOME                                     $ 26,820     19,512      7,522      7,308      11,990
                                               ========   ========   ========   ========    ========

Basic earnings per share                       $   1.81       1.32       0.51       0.49        0.81
Diluted earnings per share (b)                 $   1.77       1.30       0.51       0.47        0.79

Weighted average shares outstanding              14,816     14,816     14,816         --          --
Diluted shares outstanding                       14,816     14,816     14,816         --          --

(a) Levitt Corporation acquired its interest in Bluegreen Corporation in April 2002.

(b) Diluted earnings per share takes into account the dilution in earnings we recognize from Bluegreen as a result of outstanding securities issued by Bluegreen that enable the holders thereof to acquire shares of Bluegreen's common stock.

For the Year Ended December 31, 2003 Compared to the Same 2002 Period

      Consolidated net income increased $7.3 million, or 37%, to $26.8 million for the year ended December 31, 2003 from $19.5 million for the same 2002 period. The increase in net income resulted primarily from an increase in sales of real estate by Levitt and Sons, Core Communities, and Levitt Commercial, as well as from increased earnings from Bluegreen Corporation. These increases in income were partially offset by a decrease in earnings in joint ventures of $366,000, an increase in selling, general and administrative expenses of $11.4 million, and an increase in the provision for income taxes of $10.1 million.

      Revenues from sales of real estate increased $75.3 million, or 36%, to $283.1 million for the year ended December 31, 2003 from $207.8 million for the same 2002 period. Levitt and Sons' home deliveries in 2003 increased 37% to 1,011 homes from 740 homes delivered in the first nine months of 2002. This increase in deliveries resulted in a $59.9 million increase in revenues from sales of real estate at Levitt and Sons over the corresponding periods. Core Communities' revenues from land sales in 2003 increased to $55.0 million from $53.9 million in 2002. Core Communities 2002 revenues include sales to Levitt and Sons of $8.5 million. These inter-company transactions were eliminated in consolidation. Consolidated cost of sales in 2003 was reduced by $1.0 million as previously deferred profits on inter-company transactions were recognized at the time of home sales to third parties. Levitt Commercial commenced deliveries of its flex warehouse units in 2003, and revenues from sales of these units in 2003 totaled $5.8 million. Earnings from Bluegreen for the year ended December 31, 2003 were $7.4 million, as compared with $4.6 million for the period of our ownership in 2002. Bluegreen's net income for 2003 was $25.8 million, as compared to $15.4 million for the period of our ownership ended December 31, 2002.

      The increase in selling, general and administrative expenses for the year ended December 31, 2003 as compared to 2002 primarily related to higher employee compensation and benefits, increased advertising expenses and costs relating to our public offering of investment notes. The increase in employee compensation and benefits and advertising expenses was directly related to our new development projects in central and southeast Florida and to the increase in home deliveries at Levitt and Sons. As a result of these new projects and higher number of home deliveries, our full time employees increased to 353 at December 31, 2003 from 221 at December 31, 2002, and the number of part time employees increased to 34 at December 31, 2003 from 28 at December 31, 2002.

      Interest incurred totaled $7.9 million and $8.1 million for 2003 and 2002, respectively. The decrease in interest incurred was primarily due to a decline in average interest rates from 6.0% for 2002 to 4.8% for 2003. These decreases were partially offset by increases in borrowings associated with several new development projects as well as interest accruing on the Company's $30.0 million note payable to BankAtlantic Bancorp for twelve months in 2003, as compared to only nine months in 2002. Interest capitalized totaled $7.7 million for both 2003 and 2002. Cost of sales of real estate for the years ended December 31, 2003 and 2002 included previously capitalized interest of approximately $6.4 million and $6.2 million, respectively.

      Earnings from joint ventures decreased $366,000 in 2003 as compared to 2002. The decrease in earnings from joint ventures primarily resulted from completion of a joint venture project during 2002.

      The provision for income taxes increased $10.1 million, or 62% to $16.4 million for 2003, due to increased earnings before taxes, and an increase in the effective tax rate from 24.2% in 2002 to 37.9% in 2003. The provision for income taxes for the years ended December 31, 2003 and 2002 was net of a reduction in the deferred tax asset valuation allowance of approximately $418,000 and $2.6 million, respectively. Reductions in the deferred tax asset valuation allowance reduce the provision for income taxes for the year, thereby reducing the effective tax rate.

For the Year Ended December 31, 2002 Compared to the Same 2001 Period

      Consolidated net income increased $12.0 million, or 159%, to $19.5 million for the year ended December 31, 2002 from $7.5 million for the same 2001 period. This increase primarily resulted from an increase in the margin on the sales of real estate of $16.7 million, an increase in title and mortgage operations of $500,000 and earnings in Bluegreen of $4.6 million. These increases in income were partially offset by decreases in earnings in joint ventures of $2.0 million, interest and other revenues of $1.2 million, an increase in selling, general and administrative expenses of $4.3 million and an increase in the provision for income taxes of $2.1 million.

      Margin from sales of real estate primarily reflect the activities of Levitt and Sons and Core Communities. During the year ended December 31, 2002, Core Communities' margin on land sales was $18.7 million as compared to $11.0 million in 2001. Core Communities' 2002 margin on land sales excludes sales to Levitt and Sons of $6.5 million. This inter-company transaction was eliminated in consolidation. Core Communities' increases in sales revenue and gross profit are primarily attributable to an increase in commercial land sales and residential lot sales in 2002. During the 2002 period, net gains from home sales at Levitt and Sons were $31.1 million as compared to $22.1 million during the same 2001 period. This was primarily due to increases in the volume of home deliveries and the average closing price of homes delivered. In 2001, we recognized a gain of $680,000 from the sale of a marine rental property.

      The increase in selling, general and administrative expenses primarily resulted from the addition of several new development projects and an increase in home deliveries at Levitt and Sons, as well as an increase in compensation and benefits associated with increases in incentive accruals and personnel resulting from the addition of several new development projects. The number of full time employees increased to 221 at December 31, 2002 from 202 at December 31, 2001.

      Interest incurred totaled $8.1 million and $6.2 million for the 2002 period and 2001 period, respectively. The increase in interest incurred was primarily due to increases in borrowings associated with several new development projects. This increase in interest incurred was partially offset by a decline in average interest rates from 7.5% for the 2001 period to 6.0% for the 2002 period. Capitalized interest totaled $7.7 million and $6.0 million for the 2002 period and 2001 period, respectively. At the time of home sale closings and land sales the capitalized interest allocated to such property is charged to cost of sales. Cost of sales of real estate for the year ended December 31, 2002 and 2001 included previously capitalized interest of approximately $6.2 million and $4.8 million, respectively.

      Minority interest declined due to the sale of the marine rental property and the sell-out of a development in which we had a majority joint venture interest.

      Our income from Bluegreen for the year ended December 31, 2002 was $4.6 million. The earnings from Bluegreen included approximately $353,000 of amortization associated with purchase accounting adjustments. Bluegreen's income before the cumulative effect of a change in accounting principle for the year ended December 31, 2002 was $15.4 million and net income was $9.8 million.

      Earnings in joint ventures decreased $2.0 million in 2002 as compared to 2001. The decrease in earnings in joint ventures primarily resulted from declines in home deliveries from 282 in 2001 to 140 in 2002 because a joint venture project was nearing sell-out of its inventory in 2002.

      Interest and other income consisted of interest income from interest on deposits from BankAtlantic and other financial institutions, loans receivable interest income, and other income. The decline in interest and other income was primarily associated with a decrease in interest income resulting from lower average deposit balances and yields and lower rental income as a result of our disposition of a marine rental property in May 2001.

      The provision for income taxes for the years ended December 31, 2002 and 2001 included a reduction in the deferred tax asset valuation allowance of approximately $2.6 million and $1.3 million, respectively. On January 1, 2002, Levitt Corporation converted from a subchapter C corporation to a limited liability company. In connection with the conversion, Levitt Corporation established a valuation allowance of approximately $840,000 at December 31, 2001. Effective July 1, 2002, Levitt Corporation elected to be treated as an association taxable as a corporation.

LEVITT AND SONS RESULTS OF OPERATIONS

                                               FOR THE YEAR
                                             ENDED DECEMBER 31,           2003        2002
                                      ------------------------------    AND 2002    AND 2001
                                        2003        2002       2001      CHANGE      CHANGE
                                      --------    --------   --------   --------    --------
                                                          (in thousands)
REVENUES
Sales of real estate                  $222,257     162,359    117,663     59,898      44,696
Title and mortgage operations            2,466       1,595      1,106        871         489
                                      --------    --------   --------   --------    --------
Total revenues                         224,723     163,954    118,769     60,769      45,185
                                      --------    --------   --------   --------    --------

COSTS AND EXPENSES
Cost of sales of real estate           173,072     131,281     95,553     41,791      35,728
Selling, general and administrative
expenses                                29,478      21,100     18,454      8,378       2,646
Other expenses                           1,606       1,121        830        485         291
Minority interest                         (113)         --        150       (113)       (150)
                                      --------    --------   --------   --------    --------
Total costs and expenses               204,043     153,502    114,987     50,541      38,515
                                      --------    --------   --------   --------    --------
                                        20,680      10,452      3,782     10,228       6,670
Earnings from joint ventures               480       1,171      2,766       (691)     (1,595)
Interest and other income                  560       1,053      1,460       (493)       (407)
                                      --------    --------   --------   --------    --------
Income before income taxes              21,720      12,676      8,008      9,044       4,668
Provision for income taxes               7,964       3,364      2,916      4,600         448
                                      --------    --------   --------   --------    --------
NET INCOME                            $ 13,756       9,312      5,092      4,444       4,220
                                      ========    ========   ========   ========    ========

                                                      AS OF OR FOR THE
                                                   YEAR ENDED DECEMBER 31,
                                             ----------------------------------
                                               2003         2002         2001
                                             --------     --------     --------
                                                (dollars in thousands, except
                                                      average price data)
LEVITT AND SONS:
 Homes delivered                                1,011          740          597
 Construction starts                            1,593          796          584
 Average selling price of homes delivered    $220,000      219,000      195,000
 Margin percentage on sales of homes             22.1%        19.1%        18.8%
 New sales contracts (units)                    2,240          980          694
 New sales contracts (value)                 $513,436      204,730      146,869
 Backlog of homes (units)                       2,053          824          584
 Backlog of homes (value)                    $458,771      167,526      125,041
LEVITT AND SONS JOINT VENTURES:
 Homes delivered                                   18          140          282
 Construction starts                            1,593          796          279
 New sales contracts (units)                       61           61          206
 New sales contracts (value)                 $ 15,957       16,027       44,934
 Backlog of homes (units)                         104           61          140
 Backlog of homes (value)                    $ 27,478       16,027       29,052

      At December 31, 2003, Levitt and Sons had a delivery backlog of 2,053 homes representing $458.8 million of future sales. The number of homes in backlog is at a five-year high and is higher than the number of units delivered in 2001 and 2002 combined. The number of homes in backlog is 149% higher than at year-end 2002, and the average sales price of the homes under contract is approximately 10% higher than the year-end 2002 backlog. While the strong backlog is encouraging for our 2004 results, potential economic trends and developments could impact our home sales operations. In recent months, the costs of lumber, steel, concrete and other building materials have risen significantly. While we may be able to increase our selling prices to absorb these increased costs in future sales, the sales prices of homes in our backlog are set. Accordingly, we expect that the margins on the delivery of homes in backlog may be adversely affected by this trend.

For the Year Ended December 31, 2003 Compared to the Same 2002 Period

      Levitt and Sons' revenues from home sales increased 37% to $222.3 million in 2003 from $162.4 million in 2002, due primarily to increased home deliveries. The increase in homes delivered was the result of communities nearing completion and the introduction of new projects and product lines. During 2003, 1,011 homes were delivered at an average selling price of approximately $220,000, as compared to 740 homes delivered in 2002 at an average selling price of approximately $219,000.

      Cost of sales increased by approximately 32% to $173.1 million in 2003 from $131.3 million in 2002. The increase in cost of sales was associated primarily with the increased number of home deliveries. Cost of sales as a percentage of related revenue was approximately 78% for the year ended December 31, 2003, as compared to approximately 81% for the year ended December 31, 2002. The improvement in margin as a percentage of sales was primarily due to changes in product mix and the higher average selling price.

      Selling, general and administrative expenses increased 40% to $29.5 million in 2003 from $21.1 million for 2002. The increase in selling, general and administrative expenses was primarily associated with the increase in sales and the addition of several new development projects in central and southwest Florida, as well as an increase in employee compensation and benefits resulting from the addition of several new projects. As a percentage of revenues, selling general and administrative expense was approximately 13% of total revenues in both 2003 and 2002.

      Interest incurred totaled $5.0 million and $4.1 million for 2003 and 2002, respectively. The increase in interest incurred was primarily due to the increases in borrowings associated with new development projects. This increase was partially offset by a decline in average interest rates from 5.5% for 2002 to 4.9% for 2003 as a result of a decrease in the interest rates applicable to our variable interest rate debt. Interest capitalized for 2003 and 2002 totaled $5.0 million and $4.1 million, respectively. Throughout 2003 and 2002, real estate inventory under active development was greater than the interest-bearing debt. Therefore, all interest incurred during both 2003 and 2002 was capitalized. At the time of a home sale, the related capitalized interest is charged to cost of sales. Cost of sales of real estate for 2003 and 2002 included previously capitalized interest of approximately $4.3 million and $3.6 million, respectively.

      The decrease in earnings in joint ventures resulted primarily from the completion of home deliveries by one joint venture. The joint venture's initial inventory was 600 units and the last 140 homes were delivered during 2002.

For the Year Ended December 31, 2002 Compared to the Same 2001 Period

      Levitt and Sons revenues from home sales increased 38% to $162.4 million in 2002 from $117.7 million in 2001. This was primarily due to increased home deliveries, as well as an increase in the average selling price of homes. The increases in homes delivered and average selling price were the result of communities nearing completion and the introduction of new projects and product lines. During 2002, 740 homes were delivered as compared to 597 homes in 2001. The average selling price of homes sold during the 2002 period was approximately $219,000, increasing 12% from $195,000 in 2001.

      Cost of sales increased by approximately 37% to $131.3 million in 2002 from $95.6 million in 2001. The increase in cost of sales was primarily associated with the increased number of home sales. Cost of sales as a percentage of home sales revenue was 81% for both the year ended December 31, 2002 and the year ended December 31, 2001.

      Selling, general and administrative expenses increased 14%, to $21.1 million in 2002 from $18.5 million in 2001. The increase in selling, general and administrative expenses was primarily associated with the increase in sales and the addition of several new development projects in central and southwest Florida, as well as an increase in employee compensation and benefits resulting from the addition of several new projects. As a percentage of revenues, selling general and administrative expense declined from approximately 16% of total revenues in 2001 to approximately 13% of total revenues in 2002. The decrease in selling, general and administrative expenses as a percentage of total revenue primarily reflects economies of scale realized as a result of increased revenue levels.

      Interest incurred totaled $4.1 million and $3.8 million for 2002 and 2001, respectively. The increase in interest incurred was primarily due to the increases in borrowings associated with several new development projects. This increase was partially offset by a decline in average interest rates from 7.4% for the 2001 period to 5.5% for the 2002 period as interest rates declined generally. Capitalized interest for the 2002 and 2001 periods totaled $4.1 million and $3.8 million, respectively. Throughout 2002 and 2001, real estate inventory was greater than the interest-bearing debt. Therefore, all interest incurred during the 2002 and 2001 periods was capitalized. At the time of a home sale, the related capitalized interest is charged to cost of sales. Cost of sales of real estate for 2002 and 2001 included previously capitalized interest of approximately $3.6 million and $2.5 million, respectively.

      The decrease in earnings in joint ventures primarily resulted from declines in home deliveries by one joint venture as that joint venture's development neared completion. The joint venture's initial inventory was 600 units, and home deliveries during 2002 and 2001 were 140 and 282, respectively. The joint venture entered into contracts for most of its inventory during the 1999 and 2000 periods, and contracts for all remaining inventory were entered into by the fourth quarter of 2001.

      The provision for income taxes for the years ended December 31, 2002 and 2001 included a reduction in the deferred tax asset valuation allowance and a change in state tax valuation which aggregated approximately $1.5 million and $240,000, respectively.

CORE COMMUNITIES RESULTS OF OPERATIONS

                                                 FOR THE YEAR
                                               ENDED DECEMBER 31,                2003         2002
                                       -----------------------------------     AND 2002     AND 2001
                                         2003        2002           2001        CHANGE       CHANGE
                                       --------    --------       --------     --------     --------
                                                                (in thousands)
REVENUES
Sales of real estate                   $ 55,037      53,919(a)      21,555        1,118       32,364
                                       --------    --------       --------     --------     --------
Total revenues                           55,037      53,919         21,555        1,118       32,364
                                       --------    --------       --------     --------     --------

COSTS AND EXPENSES
Cost of sales of real estate             31,362      28,722(a)      10,570        2,640       18,152
Selling, general and administrative
expenses                                  7,549       5,867          5,774        1,682           93
Interest expense, net                       224         451          1,644         (227)      (1,193)
Minority interest                            --          --              6           --           (6)
                                       --------    --------       --------     --------     --------
Total costs and expenses                 39,135      35,040         17,994        4,095       17,046
                                       --------    --------       --------     --------     --------
                                         15,902      18,879          3,561       (2,977)      15,318
Interest and other income                 2,261       1,413          2,039          848         (626)
                                       --------    --------       --------     --------     --------
Income before income taxes               18,163      20,292          5,600       (2,129)      14,692
Provision for income taxes                7,149       5,414          2,078        1,735        3,336
                                       --------    --------       --------     --------     --------
NET INCOME                             $ 11,014      14,878          3,522       (3,864)      11,356
                                       ========    ========       ========     ========     ========

(a) Includes land sales to Levitt and Sons which were eliminated in consolidation.

                                                       AS OF OR FOR THE
                                                   YEAR ENDED DECEMBER 31,
                                            -------------------------------------
                                              2003         2002            2001
                                            --------     --------        --------
                                                   (dollars in thousands)
CORE COMMUNITIES:
Acres sold                                     1,337        1,715             253
Margin percentage on land sales                 43.0%        46.7%(a)        51.0%
Unsold acres                                   4,868        4,242           4,131
Acres subject to sales contracts               1,433        1,845             469
Acres subject to sales contracts (value)    $103,174     $ 72,767        $ 27,234

(a) Includes land sales to Levitt and Sons which were eliminated in consolidation.

      Operations at Core Communities remained strong in 2003. Development activity in St. Lucie West entered its final stages in 2003, with only 164 acres of acreage inventory available at December 31, 2003. Home sales remain strong in St. Lucie West, as homebuilders within that community sold almost 1,600 homes during 2003. Building on the success of St. Lucie West, land development has commenced in Tradition, Core Communities' newest master planned community project in St. Lucie County, Florida. Currently, Tradition includes more than 4,800 acres, 1,531 of which had already been contracted to homebuilders as of December 31, 2003. Additionally, Core Communities has contracts to acquire approximately 4,500 additional acres adjacent to Tradition. Notwithstanding the sustained interest and activity at both St. Lucie West and Tradition, any reduction of demand in the residential real estate market could negatively impact Core Communities' operations.

For the Year Ended December 31, 2003 Compared to the Same 2002 Period

      Core Communities' revenues from land sales increased 2% to $55.0 million in 2003 from $53.9 million in 2002. Margin on land sales in 2003 was approximately $23.7 million as compared to $25.2 million in 2002. The decrease in margin was primarily attributable to an increase in sales of residential land and residential lots in 2003 as compared to 2002. This was primarily a result of growth in the residential home sales market during 2003. The proportional increase in residential property sales in 2003 has resulted in a decrease in margin as a percentage of revenue, as commercial and industrial properties generally provide a higher margin than residential properties. In the year ended December 31, 2002, land sales to Levitt and Sons equaled $8.5 million and the gain recognized was $6.5 million. These inter-company transactions were eliminated in consolidation. There were no sales to Levitt and Sons in 2003.

      Selling, general and administrative expenses increased 29% to $7.5 million during the year ended December 31, 2003 as compared to 2002. This increase was primarily associated with an increase in advertising expenses as a result of the launch of the Tradition community during the first quarter of 2003.

      Interest incurred for 2003 and 2002 was approximately $1.2 million and $2.4 million, respectively. The decrease in interest incurred was primarily due to the satisfaction of indebtedness formerly associated with Live Oak Preserve, which was repaid in 2002 as discussed below. During 2003, interest capitalized was approximately $927,000, as compared with $1.9 million for 2002. At the time of land sales, the related capitalized interest is charged to cost of sales. Cost of sales of real estate for 2003 and 2002 included previously capitalized interest of approximately $318,000 and $980,000, respectively.

For the Year Ended December 31, 2002 Compared to the Same 2001 Period

      Core Communities' revenues from land sales increased 150% to $53.9 million in 2002 from $21.6 million in 2001. Margin on the 2002 land sales was approximately $25.2 million as compared to $11.0 million in 2001. The increases in sales revenue and margin were primarily attributable to an increase in commercial land sales and residential lot sales in St. Lucie West in 2002 as compared to 2001. This was primarily a result of growth in the residential home sales market during 2002. In 2002, land sales to Levitt and Sons equaled $8.5 million and the net gain recognized was $6.5 million. This inter-company transaction was eliminated in consolidation.

      Interest incurred for 2002 and 2001 was approximately $2.4 million and $1.6 million, respectively. The increase in interest incurred was primarily due to an increase in borrowings associated with the purchase in September 2001 of a tract of land known as Live Oak Preserve located in Hillsborough County, Florida. The borrowings associated with the acquisition were fully repaid in October 2002 as a result of the sale of all of the residential land in Live Oak Preserve to a single homebuilder. During the 2002 period, capitalized interest was approximately $1.9 million for interest costs incurred on real estate inventory components. At the time of land sales, the related capitalized interest is charged to cost of sales. Cost of sales of real estate for 2002 included previously capitalized interest of approximately $980,000. During 2001, no capitalization of interest was recorded, as Core Communities had no project under active development at that time.

      The provision for income taxes for the years ended December 31, 2002 and 2001 included a reduction in the deferred tax asset valuation allowance and the change in state tax valuation of approximately $1.9 million and $212,000, respectively.

INVESTMENT IN BLUEGREEN RESULTS OF OPERATIONS

                                           FOR THE YEAR
                                        ENDED DECEMBER 31,          2003
                                       --------------------       AND 2002
                                         2003        2002          CHANGE
                                       --------    --------       --------
                                                (in thousands)
Earnings from Bluegreen Corporation    $  7,433       4,570(a)       2,863
                                       --------    --------       --------
Income before income taxes                7,433       4,570          2,863
Provision for income taxes                2,867       1,763          1,104
                                       --------    --------       --------
NET INCOME                             $  4,566       2,807          1,759
                                       ========    ========       ========

(a) Levitt Corporation acquired its interest in Bluegreen Corporation in April 2002

      We currently own approximately 38% of the outstanding common stock of Bluegreen Corporation. Under equity method accounting, we recognize our pro-rata share of Bluegreen's net income or loss (net of purchase accounting adjustments) as pre-tax earnings. Bluegreen has not paid dividends to its shareholders, and our earnings therefore represent only our claim on the future distributions of Bluegreen's earnings. Should Bluegreen's financial performance deteriorate, our earnings in Bluegreen would deteriorate concurrently and our results of operations would be adversely affected. Furthermore, a significant reduction in Bluegreen's financial position might require that we test our investment in Bluegreen for impairment, which could result in charges against our results of operations. For a complete discussion of Bluegreen's results of operations and financial position, we refer you to Bluegreen's Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the SEC and incorporated herein by reference.

      During April 2002, we acquired approximately 8.3 million shares of the outstanding common stock of Bluegreen for an aggregate purchase price of approximately $53.8 million. The investment in Bluegreen was recorded at cost and the carrying amount of the investment is adjusted to recognize our interest in the earnings or loss of Bluegreen after the acquisition date. The funds for the investment in Bluegreen were obtained through $30 million of borrowings from BankAtlantic Bancorp, an $18.6 million capital contribution from BankAtlantic Bancorp and $5.2 million of working capital. Our carrying amount in the Bluegreen investment was in the aggregate $4.2 million greater than our ownership percentage in the underlying equity in the net assets of Bluegreen. Of such amount, $4.1 million was allocated to goodwill, $1.6 million to deferred taxes, and the balance of $1.7 million was assigned to various assets and liabilities of Bluegreen, which will be amortized into the statement of operations as an adjustment to income from equity method investment. On December 22, 2003, in connection with our spin-off from BankAtlantic Bancorp, we acquired an additional 1.2 million shares of Bluegreen's common stock from BankAtlantic Bancorp in exchange for a $5.5 million promissory note and additional shares of our common stock (which were subsequently distributed in the spin-off).

For the Year Ended December 31, 2003 Compared to the Same 2002 Period

      Bluegreen's reported net income for the year ended December 31, 2003 was $25.8 million and, for the period of our ownership during 2002, income before the cumulative effect of a change in accounting principle was $15.4 million. Our ownership interest in Bluegreen's earnings during 2003 was approximately $7.4 million, as compared to $4.6 million for the period of our ownership in 2002. Our interest in Bluegreen's earnings was reduced by $1.1 million in 2003 due to the effects of purchase accounting adjustments, as compared with a reduction of $353,000 during the period of our ownership from April to December 2002. The purchase accounting adjustments for 2002 primarily related to Bluegreen's sale of notes receivable which existed at the acquisition date. At the acquisition date, the notes receivable were adjusted to reflect unrealized gain in our carrying amount of the asset, and accordingly, when such gain was recorded by Bluegreen, we recognized no gain. The purchase accounting adjustments for 2003 primarily related to Bluegreen's sale of retained interests in notes receivable which existed at the acquisition date. As with the underlying notes receivable, at the acquisition date the retained interests were adjusted to reflect unrealized gain in our carrying amount of the asset, and, when such gain was recorded by Bluegreen, we recognized no gain.

OTHER OPERATIONS RESULTS OF OPERATIONS

                                                 FOR THE YEAR
                                               ENDED DECEMBER 31,              2003          2002
                                       ----------------------------------    AND 2002      AND 2001
                                         2003         2002         2001       CHANGE        CHANGE
                                       --------     --------     --------     --------     --------
                                                                (in thousands)
REVENUES
Sales of real estate                   $  5,764           --        3,922        5,764       (3,922)

COSTS AND EXPENSES
Cost of sales of real estate              6,021        1,601        5,562        4,420       (3,961)
Selling, general and administrative
expenses                                  4,767        3,392        1,803        1,375        1,589
Interest expense, net                         9           (6)      (1,022)          15        1,016
Other expenses                              232          190          100           42           90
Minority interest                           199           --          400          199         (400)
                                       --------     --------     --------     --------     --------
Total costs and expenses                 11,228        5,177        6,843        6,051       (1,666)
                                       --------     --------     --------     --------     --------
                                         (5,464)      (5,177)      (2,921)        (287)      (2,256)
Earnings (loss) from joint ventures           3         (322)         122          325         (444)
Interest and other income                   341          268        1,031           73         (763)
                                       --------     --------     --------     --------     --------
Loss before income taxes                 (5,120)      (5,231)      (1,768)         111       (3,463)
Income tax benefit                       (1,975)      (1,940)        (799)         (35)      (1,141)
                                       --------     --------     --------     --------     --------
NET INCOME                             $ (3,145)      (3,291)        (969)         146       (2,322)
                                       ========     ========     ========     ========     ========

      Other operations consists of Levitt Commercial, investments in joint ventures and other real estate interests and holding company operations.

For the Year Ended December 31, 2003 Compared to the Same 2002 Period

      During the first quarter of 2003, Levitt Commercial commenced the delivery of its flex warehouse units and the revenue and margin on the sales of its inventory for the year ended December 31, 2003 was approximately $5.8 million and $1.2 million, respectively. No sales of real estate were recognized by this business segment in 2002. Cost of sales of real estate includes the amortization of interest previously capitalized in this business segment. The amount of previously capitalized interest amortized in cost of sales for 2003 and 2002 was $1.5 million and $1.6 million, respectively.

      Selling, general and administrative and other expenses in this segment primarily relate to holding company operations and expenses incurred by Levitt Commercial. Selling, general and administrative and other expenses increased to $6.0 million during the year ended December 31, 2003 as compared to $1.6 million for 2002. This increase was primarily associated with increases in employee compensation and benefits relating to our expansion and costs related to our public offering of investment notes.

      Interest incurred was approximately $1.7 million and $1.6 million for the year ended December 31, 2003 and 2002, respectively. The increase in interest incurred is primarily associated with a $30.0 million loan from BankAtlantic Bancorp in connection with the acquisition of Levitt Corporation's investment in Bluegreen Corporation, which was outstanding for the entire twelve months of 2003 as compared with only nine months during 2002. Partially offsetting this increase was a reduction in average interest rates for 2003 to approximately 4.1%, as compared to 5.3% for 2002. Interest capitalized for this business segment totaled $1.7 million and $1.6 million for the year ended December 31, 2003 and 2002, respectively. Interest capitalized in this business segment includes adjustments to reconcile the amount of interest eligible for capitalization on a consolidated basis with the amounts capitalized in the other business segments.

      Minority interest for the 2003 period is associated with a joint venture's margin from the sale of its flex warehouse units in which we have a majority joint venture interest.

For the Year Ended December 31, 2002 Compared to the Same 2001 Period

      During May 2001, our investment in a marine rental property in Miami, Florida was sold for approximately $3.9 million, and we recognized a net gain on this sale of approximately $680,000. We owned a 50% interest in the property and were the sole general partner. Accordingly, the financial position and results of operations of the partnership were consolidated for financial statement purposes and the partner's equity position was disclosed as a minority interest.

      Interest and other revenues primarily consisted of interest income from interest on deposits at BankAtlantic and other financial institutions, interest income on a loan to Core Communities (eliminated in consolidation) and rental income. The decline in interest and other revenues was primarily associated with decreases in:

      - interest on a loan to Core Communities as a consequence of the repayment of the loan in 2002;

      - interest income resulting from lower average deposits balances and yields; and

      - rental income received through May 2001, which was not received in 2002 due to the sale of the marine manufacturing service and sales facility.

      Selling, general and administrative expenses increased during the year ended December 31, 2002 as compared to the same 2001 period primarily due to an increase in compensation and benefits associated with our expansion.

      Interest incurred was approximately $1.6 million and $1.2 million for the 2002 and 2001 periods, respectively. The increase in interest incurred was primarily due to an increase in borrowings associated with a $30.0 million loan from BankAtlantic Bancorp for the acquisition of our investment in Bluegreen. This increase in interest incurred was partially offset by a decrease in average interest rates resulting from a reduction in the prime rate. During 2001, the capitalized interest amount exceeded interest incurred for this segment because this segment was able to utilize consolidated interest incurred but not capitalized at other segments. At the time of property sales, the related capitalized interest is charged to cost of sales. Cost of sales of real estate for the years ended December 31, 2002 and 2001 included previously capitalized interest of approximately $1.6 million and $2.3 million, respectively.

FINANCIAL CONDITION

      Prior to August 2001, the Company was a subsidiary of BankAtlantic. While the Company was a subsidiary of BankAtlantic, BankAtlantic was permitted to lend money to the Company and its subsidiaries on terms consistent with those available from unaffiliated third party lenders. In August 2001, BankAtlantic transferred ownership of the Company to BankAtlantic Bancorp, and as a consequence, the Company and its subsidiaries became "affiliates," rather than subsidiaries, of BankAtlantic. As a consequence, BankAtlantic became subject to different regulatory requirements with respect to us, including regulatory restrictions on BankAtlantic's ability to provide us with additional financing in the future. Notwithstanding the spin-off, we remain an affiliate of BankAtlantic by virtue of BFC Financial Corporation's control, and accordingly, BankAtlantic remains subject to restrictions on its ability to provide us with additional financing. However, we believe that our current financial condition and credit relationships, together with anticipated cash flows from operations will provide for our current liquidity needs for the foreseeable future.

December 31, 2003 versus December 31, 2002

      Our total assets at December 31, 2003 and December 31, 2002 were $392.7 million and $295.5 million, respectively. The increase in total assets primarily resulted from:

      - a net increase in cash and cash equivalents of $20.0 million, which resulted from funds provided by operations and proceeds from borrowings;

      - an net increase in inventory of real estate of approximately $59.4 million resulting from land acquisitions in central Florida by Levitt and Sons and Core Communities' acquisition of an additional 1,706-acre parcel in the Tradition project, as well as increases in land development and construction costs. These increases in inventory of real estate were partially offset by the sale of homes and land sales;

      - an increase of approximately $13.5 million in our investment in Bluegreen Corporation. $8.4 million of this increase was associated primarily with our equity in earnings and unrealized gains associated with Bluegreen's other comprehensive income, and $5.1 million was associated with the receipt of 1.2 million shares of Bluegreen stock from BankAtlantic Bancorp; and

      - an increase in other assets associated with prepayment of commissions and insurance.

      The above increases in total assets were partially offset by a reduction in the deferred tax asset of approximately $5.3 million which primarily resulted from an increase in our deferred tax liability relating to our earnings from Bluegreen.

      Total liabilities at December 31, 2003 and December 31, 2002 were $267.2 million and $187.8 million, respectively.

      The increase in total liabilities primarily resulted from:

      - Additional borrowings of $21.7 million to fund land purchase, land development and construction costs;

      - The issuance of $13.5 million of notes to BankAtlantic Bancorp in connection with the spin-off;

      - A net increase in accounts payable and accrued liabilities of $21.2 million related primarily to increased construction and development activity; and

      - A net increase in customer deposits of $33.1 million for units under contract at Levitt and Sons.

      The above increases in total liabilities were partially offset by reductions in development bonds payable and current income tax payable of $3.7 million and $2.4 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

      Management assesses the Company's liquidity in terms of its ability to generate cash to fund its operating and investing activities. Our primary sources of funds for each of the years in the three year period ended December 31, 2003 were proceeds from the sale of real estate inventory, distributions from real estate joint ventures, borrowings, proceeds from development bonds payable and, in 2002, capital contributions from BankAtlantic Bancorp. These funds were primarily utilized for development, construction and acquisition of our real estate, to repay borrowings, to pay general and administrative expenses, to invest in real estate joint ventures, and, in 2002, to invest in Bluegreen.

      We expect to meet our short-term liquidity requirements generally through net cash provided by operations and existing cash balances. We expect to meet our long-term liquidity requirements, such as acquisitions and debt service obligations, primarily with net cash provided by operations, long-term secured and unsecured indebtedness and future issuances of equity and debt securities, including the proposed equity offering described below.

      As a result of the spin-off, which is described in more detail below, we will not receive any future cash capital contributions from BankAtlantic Bancorp. Management believes that the other available sources identified above will be adequate for our current needs, however additional sources of funding will be required to fund desired growth. These may take the form of equity offerings or the issuance of secured indebtedness or subordinated debt. As of December 31, 2003, December 31, 2002 and December 31, 2001, we had cash and cash equivalents of $36.0 million, $16.0 million and $23.6 million, respectively.

      On February 23, 2004, we filed a registration statement on Form S-3 for a proposed underwritten public offering of up to 5,750,000 shares of Class A common stock. Copies of the prospectus relating to this offering may be obtained by contacting: Corporate Communications, Levitt Corporation, P.O. Box 5403, Fort Lauderdale, Florida 33310. The net proceeds of the offering, if completed, will be used to repay approximately $13.9 million of indebtedness, to fund our growth, both internally and through acquisitions, and for general corporate purposes. We believe that this offering will improve our capital structure by increasing our common equity capitalization relative to our current indebtedness.

      At December 31, 2003, our consolidated debt was approximately $174.1 million, including the $13.5 million of indebtedness incurred in connection with our spin-off from BankAtlantic Bancorp.

      Our anticipated debt payment obligations for the 12 months beginning December 31, 2003 total $20.2 million. Our ability to meet our debt service and other obligations, to refinance our indebtedness and to fund planned capital expenditures will depend upon our future performance. Our business may not generate sufficient cash flow from operations, and future borrowings may not be available under our existing credit facilities or any other financing sources in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our debt on or before maturity, which we may not be able to do on favorable terms or at all.

      We have entered into various loan agreements which provide financing for acquisition and site improvements and construction of residential units. As of December 31, 2003, these loan agreements provided in the aggregate for advances, subject to available collateral, on a revolving basis up to a maximum of $204.5 million, of which $120.0 million was outstanding. The loans are secured by mortgages on properties, including improvements. Principal payments are required as sales of the collateral are consummated. Certain notes and mortgage notes provide that events of default include a change in ownership, management or executive management.

      The Company borrowed $15 million from an unaffiliated financial institution to finance the purchase of Levitt and Sons. The obligation is secured by the Company's membership interest in Levitt and Sons. At December 31, 2003, $8.4 million was outstanding under this loan, and we intend to repay this loan with the proceeds, if any, of the proposed equity offering described above. At December 31, 2003, Levitt and Sons had a credit agreement with the same non-affiliated financial institution to provide a working capital line of credit of $10.0 million. The Company has guaranteed amounts outstanding under the line of credit, but the guarantee is limited to a security interest evidenced by a second priority lien on the Company's membership interest in Levitt and Sons. At December 31, 2003, $1.0 million was outstanding under this line of credit. The credit facility matures in September 2005, but is renewable at the lender's discretion.

      In April 2002, we received an $18.6 million capital contribution and borrowed $30.0 million from BankAtlantic Bancorp. We utilized these funds, together with $5.2 million of working capital, to purchase a 34.2% interest in Bluegreen's common stock. The $30.0 million loan was due on demand and bore interest, payable monthly at the prime rate minus 25 basis points, but this note was modified in connection with the spin-off as described below.

      On September 30, 2003, the SEC declared effective our Registration Statement on Form S-1 for the public offering of up to $100 million of unsecured subordinated investment notes. The investment notes are unsecured obligations of Levitt Corporation and are subordinated to substantially all of our other liabilities. The investment notes are not guaranteed by any of our subsidiaries or any other entity. At December 31, 2003, Levitt Corporation had $52.8 million of debt and other liabilities ranking senior in right of payment to the investment notes. On a consolidated basis, we had $266.0 million of senior indebtedness at December 31, 2003. Approximately $1.3 million of investment notes were outstanding as of December 31, 2003. In late 2003, we ceased advertising the offering of the investment notes, and in March 2004, the unsold notes under the registration statement were deregistered. However, we currently anticipate that during the next twelve months we may issue up to $100 million of debt securities which may consist of investment notes, subordinated debt, senior debt or other similar securities.

      On December 31, 2003, BankAtlantic Bancorp completed the spin-off of the Company. In connection with the spin-off, BankAtlantic Bancorp converted the $30.0 million demand note to a five year term note with interest only payable monthly initially at the prime rate and thereafter at the prime rate plus increments of an additional 0.25% every six months beginning June 2004. In connection with the spin-off, BankAtlantic Bancorp also transferred its 1.2 million shares in Bluegreen to the Company in exchange for a $5.5 million note and additional shares of our common stock (which additional shares were distributed in the spin-off). This note is due in one year, with interest and principal payable monthly and bearing interest at the prime rate. We intend to repay this loan with the proceeds, if any, of the proposed equity offering described above. Additionally, prior to the spin-off, we declared an $8.0 million dividend to BankAtlantic Bancorp payable in the form of a note with the same payment terms as the $30.0 million note described above. The restructuring of the $30.0 million demand note and the incurrence of the additional indebtedness in connection with the spin-off will result in an additional annual interest expense of almost $600,000 based on interest rates at December 31, 2003. Additionally, it is anticipated that general and administrative expenses will increase due to expenses associated with being a public company.

      At December 31, 2003, 2002 and 2001, our total borrowings from BankAtlantic, excluding joint ventures, were approximately $18.1 million, $27.5 million and $27.9 million, respectively. Our joint ventures' total borrowings from BankAtlantic were $22.7 million, $24.9 million and $28.8 million at December 31, 2003, 2002 and 2001, respectively. As an "affiliate" of BankAtlantic, the amounts that BankAtlantic is permitted to lend to us are now restricted by applicable Office of Thrift Supervision regulations, and accordingly, financing may only be available from unaffiliated third party lenders.

      Some of our borrowings contain covenants that, among other things, require us to maintain certain financial ratios and a minimum net worth. These covenants may have the effect of limiting the amount of debt that we can incur in the future and restricting the payment of dividends by us and our subsidiaries. At December 31, 2003, we were in compliance with all loan agreement financial covenants. Our financial covenants currently include:

      - a requirement of a minimum tangible net worth of $55.6 million of Levitt Corporation on a consolidated basis $32.0 million at Levitt and Sons and $5.0 million at Levitt Commercial;

      - unrestricted liquidity of Levitt Corporation of not less than $3.0 million; and

      - a maximum debt to unaffiliated entities to tangible net worth ratio, as defined, of 1.5 to 1.0 for Levitt Corporation and 3.0 to 1.0 for Levitt and Sons.

      We have provided guarantees on indebtedness of joint ventures accounted for under the equity method of accounting. The guarantees were required of both us and our joint venture partners to obtain financing for the joint ventures. We and our joint venture partners would be required to perform on our guarantees if the joint ventures default on the various loan agreements. At December 31, 2003 and December 31, 2002, we had guarantees on $22.4 million and $22.7 million, respectively, of joint venture debt. Our management believes that, based on the loans' collateral, no payments will be required under the guarantees.

      In connection with the development of certain of our communities, community development or improvement districts have been established. These districts may utilize bond financing to fund construction or acquisition of certain on-site and off-site infrastructure improvements that may be performed by us near or at these communities. The obligation to pay principal and interest on the bonds issued by the districts is assigned to each parcel within the district and a priority assessment lien may be placed on benefited parcels to provide security for the debt service. The bonds, including interest and redemption premiums, if any, and the associated priority lien on the property typically are payable, secured and satisfied by revenues, fees, or assessments levied on the benefited property. We pay a portion of the revenues, fees, and assessments levied by the districts on the properties we still own that are benefited by the improvements. We may also agree to pay down a specified portion of the bonds at the time of each unit or parcel closing.

      In accordance with Emerging Issues Task Force Issue 91-10 ("EITF 91-10"), Accounting for Special Assessments and Tax Increment Financing, we record a liability, net of cash held by the districts available to offset the particular bond obligation, for the estimated developer obligations that are fixed and determinable and user fees that are required to be paid or transferred at the time the parcel or unit is sold to an end user. We reduce this liability by the corresponding assessment assumed by property purchasers and the amounts paid by us at the time of closing and transfer of the property. Interest is calculated and paid based upon the gross bond obligation.

      During the fourth quarter of 2003, a development district for the Tradition master-planned community issued $62.8 million of long-term assessment bonds to refinance $28.9 million of bond anticipation notes that were previously issued and outstanding and to provide financing for infrastructure development. The development district assesses property owners to fund debt service and the ultimate repayment of the bonds. We are assessed based on our pro-rata ownership of the property in the district. At December 31, 2003, we owned approximately 95% of the property in the district. Our pro-rata share of the assessment transfers to third party purchasers upon property sales. The assessments are projected to be levied beginning in 2005. In accordance with EITF 91-10, we will recognize an expense for our pro rata portion of assessments, based upon our ownership of benefited property.

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

      At December 31, 2003, we had commitments to purchase properties for development of $146.7 million, of which approximately $114.0 million is subject to due diligence and satisfaction of certain requirements and conditions as well as the obtaining of financing. The following table summarizes certain information relating to outstanding purchase contracts.

                         Purchase         Units/       Expected
                           Price          Acres        Closing
                       -------------   ------------   ----------
Levitt and Sons        $62.6 million    3,956 units      2004
Core Communities       $80.6 million    4,456 acres      2004
Levitt Commercial       $3.5 million       30 acres      2004

      At December 31, 2003, cash deposits of approximately $3.5 million secured our commitments under these contracts.

      At December 31, 2003, our backlog of 2,053 homes and 1,433 acres under contract had estimated sales values of approximately $458.8 million and $103.2 million, respectively. Our backlog is measured as homes subject to pending sales contracts, some of which are subject to the buyer obtaining financing.

OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

      In connection with the development of certain of our communities, we establish community development districts to access bond financing for the funding of infrastructure development and other projects within the community. No liability is recorded for the repayment of principal and interest on the bonds until the related assessments levied on the properties we own within the district become fixed and determinable. As of December 31, 2003, a development district in Tradition had $62.8 million of community development district bonds outstanding for which no assessments had been levied. As of December 31, 2003, we owned approximately 95% of the property in the district. See "Liquidity and Capital Resources"

      We have provided guarantees on $22.4 million of indebtedness for certain of our joint ventures. Based on the loans' collateral we believe that it is not reasonably likely that any payments will be required under these guarantees. See "Liquidity and Capital Resources"

      The following table summarizes our contractual obligations as of December 31, 2003 (in thousands):

                                                             PAYMENTS DUE BY PERIOD
                                             ---------------------------------------------------------
                                             LESS THAN                                       MORE THAN
           CATEGORY               TOTAL        1 YEAR       2 - 3 YEARS     4 - 5 YEARS       5 YEARS
-----------------------------   --------     ---------      -----------     -----------      ---------
Long-term debt obligations      $174,093       13,172          69,573          89,567           1,781
Operating lease obligations          901          716             185              --              --
Purchase obligations             146,652      146,652              --              --              --
                                --------      -------          ------          ------          ------
     Total Obligations          $321,646      160,540          69,758          89,567           1,781
                                ========      =======          ======          ======          ======

      Long-term debt obligations consist of notes, mortgage notes and bonds payable (see Notes 8 and 9 of our audited financial statements). Operating lease obligations consist of rent commitments. Purchase obligations consist of contracts to acquire real estate properties for development and sale; however, our liability for not completing the purchase of any such property is generally limited to the deposit we made under the relevant contract, none of which exceeds $500,000 individually (see Note 12 of our audited financial statements). See "Liquidity and Capital Resources"

RELATED PARTY TRANSACTIONS

      Since 2002, we have utilized the services of Conrad & Scherer, a law firm in which William R. Scherer, a member of our Board of Directors, is a member. We paid fees aggregating $79,000 to this firm during the year ended December 31, 2003 and $364,000 during the year ended December 31, 2002.

      Each of our executive officers separately receives compensation from our affiliates for services rendered to those affiliates. Members of our Board of Directors and certain of our executive officers also have banking relationships with BankAtlantic. Such banking relationships are in the ordinary course of BankAtlantic's business.

      At December 31, 2003, 2002 and 2001, $14.7 million, $5.4 million, and $5.1 million, respectively, of cash and cash equivalents were held on deposit by BankAtlantic. Interest on deposits held at BankAtlantic for each of the years ended December 31, 2003, 2002 and 2001 was approximately $119,000, $84,000, and $396,000, respectively. Additionally, at December 31, 2003, 2002 and 2001, $3.2 million, $2.9 million, and $3,700, respectively, of restricted cash was held on deposit by BankAtlantic.

      BFC and BankAtlantic each received management fees in connection with providing general and administrative services to us. The amounts paid may not be representative of the amounts that would be paid in an arms-length transaction. The table below sets forth our management fees to related parties (in thousands).

                                         Year Ended December 31,
                                   ------------------------------------
                                     2003          2002          2001
                                   --------      --------      --------
        BFC                        $    213           170            80
        BankAtlantic                     20            20            20
                                   --------      --------      --------
        Total management fees      $    233           190           100
                                   ========      ========      ========

      Until December 31, 2003, our employees participated in BankAtlantic's defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended (the "Code") for all employees who have completed three months of service and have reached the age of 18. Our contributions to the plan were at the discretion of BankAtlantic's Board of Directors. Included in our Consolidated Statements of Operations for each of the years ended December 31, 2003, 2002 and 2001 was approximately $495,000, $344,000 and $198,000, of expenses relating to the employer 401(k) contribution under the plan. At the time of the spin-off, the Company formed its own defined contribution plan pursuant to Section 401(k) of the Code.

      In connection with the spin-off, we entered into a transitional services agreement with BankAtlantic Bancorp under which BankAtlantic Bancorp will provide us with certain human resources, risk management and investor and public relations services and receive compensation for such services on a percentage of cost basis. Additionally, we entered into an employee matters agreement providing for the allocation of responsibility and liability between the Company and BankAtlantic Bancorp with respect to the welfare and benefit plans for the Company's employees after the spin-off.

      The Company will be included in the consolidated federal income tax return of BankAtlantic Bancorp in 2003. There is a tax sharing agreement among the Company, BankAtlantic Bancorp and its subsidiaries to assure that (i) the subsidiaries (including the Company) would not be required to contribute a share of the consolidated tax liability for a year in an amount in excess of that which they would have incurred for that particular year on the basis of a separate income tax return, (ii) any permanent benefit accruing to the affiliated group by reason of the filing of a consolidated return would be enjoyed by the member to which the benefit is attributed or shall be otherwise shared in proportion to the respective amounts of tax liability incurred on the basis of separate returns for the year, and (iii) any tax benefit attributable to the subsidiaries (including the Company) realized by reason of the consolidated return for the year would be enjoyed by the subsidiaries (including the Company) regardless of the possibility that the benefit of any tax credit or deduction may not have been enjoyed under a separate income tax return.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      Market risk is defined as the risk of loss arising from adverse changes in market valuations that arise from interest rate risk, foreign currency exchange rate risk, commodity price risk and equity price risk. We are subject to interest rate risk on our long-term debt. At December 31, 2003, we had $170.6 million in borrowings with adjustable rates tied to the prime rate and/or the London Interbank Offered Rate and $3.5 million in borrowings with fixed rates. Consequently, for debt tied to an indexed rate, changes in interest rates may affect our earnings and cash flows, but generally would not impact the fair value of such debt. For fixed rate debt, changes in interest rates generally affect the fair market value of the debt but not our earnings or cash flow.

      The table below sets forth our debt obligations, principal cash flows by scheduled maturity, weighted-average interest rates and estimated fair market value as of December 31, 2003 (dollars in thousands):

                                                                                                                      FAIR MARKET
                                                         TWELVE MONTHS ENDED DECEMBER 31,                               VALUE AT
                                     ----------------------------------------------------------------------------      DECEMBER 31,
                                       2004       2005       2006       2007       2008    THEREAFTER       TOTAL          2003
                                     --------   --------   --------   --------   --------  ----------     --------    -------------
FIXED RATE DEBTS:

     Development bonds payable (a)   $     --         --         --         --         --        850           850           823
     Average interest rate                 --         --         --         --         --       5.88%         5.88%

     Notes and mortgage payable (a)        88        290        351        950         28        931         2,638         2,701
     Average interest rate               6.64%      6.63%      6.63%      6.49%      5.46%      5.10%         6.38%

VARIABLE RATE DEBTS:

     Notes and mortgage payable (b)  $ 13,084     56,551     12,381     48,604     39,985         --       170,605       170,605
     Average interest rate               4.28%      4.48%      4.90%      5.39%      6.10%        --          4.72%


TOTAL DEBT OBLIGATIONS               $ 13,172     56,841     12,732     49,554     40,013      1,781       174,093       174,129

----------

      (a) Fair value calculated based upon recent borrowings in same category of debt.

      (b) At December 31, 2003 our total borrowings from BankAtlantic and BankAtlantic Bancorp were approximately $18.1 million and $43.5 million, respectively.

      Based upon the amount of variable rate debt outstanding at December 31, 2003 and holding the variable rate debt balance constant, each one percentage point increase in interest rates would increase the interest incurred by us by approximately $1.7 million per year.

IMPACT OF INFLATION

      The financial statements and related financial data and notes presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation.

      Inflation could have a long-term impact on us by contributing to increased costs of land, materials and labor, the net effect of which could require us to increase the sales prices of homes. In addition, inflation is often accompanied by higher interest rates which could have a negative impact on housing demand and the costs of financing land development activities and housing construction. Rising interest rates as well as increased materials and labor costs may reduce margins. In recent years, the increases in these costs have followed the general rate of inflation and hence have not had a significant adverse impact on us. In addition, deflation can impact the value of real estate and make it difficult for us to recover our land costs. Therefore, both inflation and deflation could adversely impact our future results of operations.

NEW ACCOUNTING PRONOUNCEMENTS

      In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). In December 2003, the FASB issued Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" ("FIN 46R"), which replaces FIN
46. FIN 46R addresses how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights. This interpretation requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. The interpretation also requires disclosures about variable interest entities that we are not required to consolidate but in which we have a significant variable interest. We are required to adopt FIN 46R by the end of the first reporting period ending after March 15, 2004. We have completed our initial evaluation of FIN 46R, and concluded that adoption of FIN 46R is not expected to have a material impact on our results of operations or financial condition.

      In May 2003, the FASB issued SFAS No. 150 ("Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity"). This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Statement requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The Statement also requires that mandatorily redeemable minority interests in finite-lived entities be classified as liabilities and reported at settlement value. The FASB has deferred those requirements related to mandatorily redeemable minority interests until the issues are addressed in either Phase II of the FASB's Liabilities and Equity project or Phase II of the FASB's Business Combinations Project. We are currently classifying financial instruments within the scope of this Statement in accordance with this Statement and management believes that our minority interests in finite-lived entities are not significant. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Management does not believe that this Statement will have a material impact on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      See "Management's Discussion and Analysis of Results of Operations and Financial Condition - Quantitative and Qualitative Disclosure About Market Risk"

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

LEVITT CORPORATION

Report of Independent Certified Public Accountants ............................   36

Independent Auditors' Report ..................................................   37

Consolidated Statements of Financial Condition ................................   38
    As of December 31, 2003 and 2002

Consolidated Statements of Operations .........................................   39
    For each of the years in the three year period ended December 31, 2003

Consolidated Statements of Shareholder's Equity and Comprehensive Income (Loss)   40
    For each of the years in the three year period ended December 31, 2003

Consolidated Statements of Cash Flows .........................................   41
    For each of the years in the three year period ended December 31, 2003

Notes to Consolidated Financial Statements ....................................   43

BLUEGREEN CORPORATION

The financial statements of Bluegreen Corporation, which is considered a significant subsidiary, are required to be included in this report. The financial statements of Bluegreen Corporation are incorporated herein by reference from Bluegreen's Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the SEC on March 29, 2004.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors of Levitt Corporation:

In our opinion, based on our audits and the report of other auditors, the accompanying consolidated statements of financial condition and the related consolidated statements of operations, of shareholder's equity and comprehensive income and of cash flows present fairly, in all material respects, the financial position of Levitt Corporation and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Bluegreen Corporation, an investment of the Company accounted for under the equity method (Note 6 to the consolidated financial statements), for each of the two years in the period ended December 31, 2003. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Bluegreen Corporation, is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion. The financial statements of the Company for the year ended December 31, 2001 were audited by other independent accountants whose report dated January 29, 2002 (except for Note 15 as to which the date is March 7, 2002) expressed an unqualified opinion on those statements.


/s/ PricewaterhouseCoopers LLP

Fort Lauderdale, Florida
March 29, 2004

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors of Levitt Corporation

We have audited the accompanying consolidated statements of operations, shareholder's equity and comprehensive income, and cash flows of Levitt Corporation and subsidiaries for the year ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of Levitt Corporation and subsidiaries for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


(signed) KPMG LLP
Fort Lauderdale, Florida
January 29, 2002, except for Note 16 as to which the date is March 7, 2002

                               LEVITT CORPORATION
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           DECEMBER 31, 2003 AND 2002
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                               2003        2002
                                                            ---------   ---------
                            ASSETS

Cash and cash equivalents                                   $  35,965      16,014
Restricted cash                                                 3,384       2,988
Notes receivable                                                5,163       6,082
Inventory of real estate                                      257,556     198,126
Investments in real estate joint ventures                       4,106       4,251
Investment in Bluegreen Corporation                            70,852      57,332
Other assets                                                   15,034       4,710
Deferred tax asset, net                                           654       5,958
                                                            ---------   ---------
   Total assets                                             $ 392,714     295,461
                                                            =========   =========

             LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued liabilities                    $  92,121      36,897
Current income tax payable                                      1,024       3,432
Notes and mortgage notes payable                              111,625      85,359
Notes and mortgage notes payable to affiliates                 61,618      57,505
Development bonds payable                                         850       4,581
                                                            ---------   ---------
   Total liabilities                                          267,238     187,774
                                                            ---------   ---------

Minority interest in consolidated joint venture                    24         154
Shareholders' equity:
Preferred stock, $0.01 par value
  Authorized: 5,000,000 shares and no shares
  Issued and outstanding: no shares                                --          --
Common stock, $0.01 par value
  Authorized: no shares and 10,000 shares
  Issued and outstanding: no shares and 100 shares                 --          --
Common stock, Class A, $0.01 par value
  Authorized: 50,000,000 shares and no shares
  Issued and outstanding: 13,597,166 shares and no shares         136          --
Common stock, Class B, $0.01 par value
  Authorized: 10,000,000 shares and no shares
  Issued and outstanding: 1,219,031 shares and no shares           12          --
Additional paid-in capital                                     67,855      68,402
Retained earnings                                              57,020      39,537
Accumulated other comprehensive income (loss)                     429        (406)
                                                            ---------   ---------
   Total shareholders' equity                                 125,452     107,533
                                                            ---------   ---------
   Total liabilities and shareholders' equity               $ 392,714     295,461
                                                            =========   =========

          See accompanying notes to consolidated financial statements.

                               LEVITT CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
     FOR EACH OF THE YEARS IN THE THREE YEAR PERIOD ENDED DECEMBER 31, 2003
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                    2003       2002       2001
                                                  --------   --------   --------
REVENUES:
   Sales of real estate                           $283,058    207,808    143,140
   Title and mortgage operations                     2,466      1,595      1,106
                                                  --------   --------   --------
   Total revenues                                  285,524    209,403    144,246
                                                  --------   --------   --------

COSTS AND EXPENSES:
   Cost of sales of real estate                    209,431    159,675    111,685
   Selling, general and administrative expenses     41,794     30,359     26,031
   Interest expense, net                               233        389        180
   Other expenses                                    1,838      1,311        930
   Minority interest                                    86         --        556
                                                  --------   --------   --------
   Total costs and expenses                        253,382    191,734    139,382
                                                  --------   --------   --------
                                                    32,142     17,669      4,864

Earnings from Bluegreen Corporation                  7,433      4,570         --
Earnings from joint ventures                           483        849      2,888
Interest and other income                            3,162      2,678      3,888
                                                  --------   --------   --------
   Income before income taxes                       43,220     25,766     11,640
   Provision for income taxes                       16,400      6,254      4,118
                                                  --------   --------   --------
   Net income                                     $ 26,820     19,512      7,522
                                                  ========   ========   ========

EARNINGS PER SHARE:
   Basic earnings per share                       $   1.81       1.32       0.51
                                                  ========   ========   ========
   Diluted earnings per share                     $   1.77       1.30       0.51
                                                  ========   ========   ========

   Basic average number of shares outstanding       14,816     14,816     14,816
                                                  ========   ========   ========
   Diluted average number of shares outstanding     14,816     14,816     14,816
                                                  ========   ========   ========

          See accompanying notes to consolidated financial statements.

                               LEVITT CORPORATION
    CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY AND COMPREHENSIVE INCOME
     FOR EACH OF THE YEARS IN THE THREE YEAR PERIOD ENDED DECEMBER 31, 2003
                                 (IN THOUSANDS)

                                                                                                            ACCUMULATED
                                        COMPRE-                                                               COMPRE-
                                        HENSIVE                CLASS A    CLASS B    ADDITIONAL               HENSIVE
                                        INCOME       COMMON     COMMON     COMMON     PAID-IN     RETAINED     INCOME
                                         (LOSS)     STOCK (a)  STOCK (a)  STOCK (a)   CAPITAL     EARNINGS     (LOSS)       TOTAL
                                        --------    --------   --------   --------   ----------   --------  ------------  --------
BALANCE AT DECEMBER 31, 2000                              --         --         --      50,003      12,503          --      62,506

Net income and
  comprehensive income                  $  7,522          --         --         --          --       7,522          --       7,522
                                        ========    --------   --------   --------    --------    --------    --------    --------
BALANCE AT DECEMBER 31, 2001                              --         --         --      50,003      20,025          --      70,028

Net income                              $ 19,512          --         --         --          --      19,512          --      19,512
Other comprehensive income
Pro-rata share of unrealized loss
  recognized by Bluegreen on sale
  of retained interests, net of tax         (406)         --         --         --          --          --        (406)       (406)
                                        --------

Comprehensive income                    $ 19,106
                                        ========

Capital contribution                                      --         --         --      18,618          --          --      18,618
Issuance of Bluegreen Corporation
  common stock, net of tax                                --         --         --       (219)          --          --        (219)
                                                    --------   --------   --------    --------    --------    --------    --------
BALANCE AT DECEMBER 31, 2002            $                 --         --         --     68,402       39,537        (406)    107,533

Issuance of Class A and Class B
  Common Stock and retirement of
  previous class of common stock (a)                      --        136         12       (148)          --          --          --
Net income                              $ 26,820          --         --         --          --      26,820          --      26,820
Other comprehensive income
Pro-rata share of unrealized gain
  recognized by Bluegreen on sale
  of retained interests, net of tax          835          --         --         --          --          --         835         835
                                        --------

Comprehensive income                    $ 27,655
                                        ========
Issuance of Bluegreen common
  stock, net of tax                                       --         --         --       (210)          --          --        (210)

Stock issuance costs                                      --         --         --       (150)          --          --        (150)
Purchase and retirement of fractional
  shares distributed in spin-off                          --         --         --        (39)          --          --         (39)

Dividend declared in connection
  with spin-off                                           --         --         --         --       (8,000)         --      (8,000)

Deemed distribution related to
  transfer of 1.2 million shares of
  Bluegreen from BankAtlantic
  Bancorp                                                 --         --         --          --      (1,337)         --      (1,337)
                                                    --------   --------   --------    --------    --------    --------    --------
BALANCE AT DECEMBER 31, 2003                        $     --        136         12      67,855      57,020         429     125,452
                                                    ========   ========   ========    ========    ========    ========    ========

(a)   See Note 20 - Equity Transactions

          See accompanying notes to consolidated financial statements.

                               LEVITT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
     FOR EACH OF THE YEARS IN THE THREE YEAR PERIOD ENDED DECEMBER 31, 2003
                                 (IN THOUSANDS)

                                                                     YEARS ENDED DECEMBER 31,
                                                                 -----------------------------------
                                                                    2003         2002         2001
                                                                 ---------    ---------    ---------
OPERATING ACTIVITIES:
   Net income                                                    $  26,820       19,512        7,522
Adjustments to reconcile net income to net cash
(used in) provided by operating activities:
  Depreciation and amortization                                      1,146          131           95
  Minority interest expense                                             86           --          556
  Increase in deferred income taxes                                  4,005        2,666        2,243
  (Earnings) from Bluegreen Corporation                             (7,433)      (4,570)          --
  (Earnings) loss from joint ventures                                 (483)        (849)      (2,888)
  Gain on sale of real estate investment, net                           --           --         (680)
  Write-off of debt offering costs                                     791           --           --
  Changes in operating assets and liabilities:
   (Increase) decrease in restricted cash                             (396)      (2,330)       6,399
   (Increase) in inventory of real estate                          (59,430)     (55,693)     (32,043)
   Decrease (increase) in notes receivable                             919          150       (1,650)
   (Increase) decrease in other assets                             (10,989)       2,186       (3,253)
   Increase in accounts payable,
   accrued expenses and other liabilities                           52,777        6,205        6,984
                                                                 ---------    ---------    ---------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                  7,813      (32,592)     (16,715)
                                                                 ---------    ---------    ---------

INVESTING ACTIVITIES:
  Decrease in investment in real estate                                 --           --        3,737
  Investment in real estate joint ventures                            (933)      (1,244)      (3,523)
  Distributions from real estate joint ventures                      1,561        6,214        6,131
  Investment in Bluegreen Corporation                                   --      (53,779)          --
  Other                                                               (451)        (336)        (193)
                                                                 ---------    ---------    ---------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                    177      (49,145)       6,152
                                                                 ---------    ---------    ---------

FINANCING ACTIVITIES:
  Proceeds from notes and mortgage notes payable                   134,016      104,417       56,067
  Proceeds from notes and mortgage notes payable to affiliates      38,438       64,642       24,552
  Repayment of notes and mortgage notes payable                   (107,750)     (74,683)     (41,488)
  Repayment of notes and mortgage notes payable to affiliates      (47,825)     (35,007)     (24,478)
  Payments for debt offering costs                                    (791)          --           --
  Payments for stock issue costs                                      (150)          --           --
  Proceeds from development bonds payable                               --          915        6,069
  Repayment of development bonds payable                            (3,761)      (4,985)      (6,094)
  Contributed capital from BankAtlantic Bancorp, Inc.                   --       18,618           --
  Change in minority interest in consolidated joint ventures          (216)         243       (1,128)
                                                                 ---------    ---------    ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                           11,961       74,160       13,500
                                                                 ---------    ---------    ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    19,951       (7,577)       2,937
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF PERIOD                16,014       23,591       20,654
                                                                 ---------    ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $  35,965       16,014       23,591
                                                                 =========    =========    =========

                                                        (Continued on next page)

          See accompanying notes to consolidated financial statements.

                               LEVITT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
     FOR EACH OF THE YEARS IN THE THREE YEAR PERIOD ENDED DECEMBER 31, 2003
                                 (IN THOUSANDS)

                                                                                           YEAR ENDED DECEMBER 31,
                                                                                         2003        2002        2001
                                                                                       --------    --------    --------
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid on borrowings, net of capitalized interest                               $    261         (93)        114
Income taxes paid                                                                      $ 14,861       5,127       2,752

SUPPLEMENTAL DISCLOSURE OF NON-CASH OPERATING,
      INVESTING AND FINANCING ACTIVITIES:
Change in stockholder's equity resulting from the change
      in other comprehensive gain (loss), net of taxes                                 $    835        (406)         --

Change in stockholder's equity from the net effect
      of Bluegreen's capital transactions, net of taxes                                $   (210)       (219)         --

Decrease in retained earnings due to dividend declared and issuance of note
payable                                                                                $ (8,000)         --          --

Issuance of a note payable for $5.5 million and 200,916 shares of Class A Common
      Stock and 18,015 shares of Class B common stock related to receipt of 1.2
      million shares of Bluegreen Corporation common stock from BankAtlantic Bancorp   $ (5,500)         --          --

Purchase & retirement of treasury shares                                               $    (39)         --          --

Assumption of development bonds payable                                                $ (1,190)         --      (1,247)

Decrease in notes receivable from assumption of development bonds payable              $  1,190          --       1,247

          See accompanying notes to consolidated financial statements.

                               LEVITT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

      Levitt Corporation (the "Company") is the parent company to other entities operating in the real estate development business. Prior to 2001, the Company was a wholly owned subsidiary of BankAtlantic. In October 2001, BankAtlantic transferred its direct ownership of the Company to BankAtlantic Bancorp, Inc. ("BankAtlantic Bancorp"). Effective January 1, 2002, Levitt Corporation converted from a corporation to a limited liability company. On February 12, 2003, Levitt Corporation converted from a limited liability company to a corporation through a merger with a wholly owned subsidiary.

      The Company engages in real estate activities through Levitt and Sons, LLC ("Levitt and Sons"), Core Communities, LLC ("Core Communities"), Levitt Commercial, LLC ("Levitt Commercial") and several investments in real estate projects in Florida. The Company also acquired in April 2002 an equity investment of 34.2% in Bluegreen Corporation ("Bluegreen"), a New York Stock Exchange-listed company engaged in acquisition, development, marketing and sale of primarily drive-to vacation ownership resorts, golf communities and residential land. Levitt and Sons was acquired in December 1999 for approximately $27.0 million. Levitt and Sons is a developer of single-family home communities and condominiums in Florida. Core Communities owns the unsold land and other entitlements of the master planned communities known as St. Lucie West and Tradition in St. Lucie County, Florida. Levitt Commercial was formed in 2001 as a real estate development company specializing in the development and management of industrial, commercial, and retail properties. The majority of the Company's assets and activities are located in Florida. Changes in the economic conditions in Florida would have an impact on the operations of the Company.

Spin-off

      On April 3, 2003, BankAtlantic Bancorp's Board of Directors authorized BankAtlantic Bancorp's management to pursue a spin-off of the Company. The proposed spin-off was subject to receipt of a private letter ruling from the Internal Revenue Service that the transaction would be tax free to holders of BankAtlantic Bancorp stock and any required regulatory approvals.

      In November 2003, BankAtlantic Bancorp received the private letter ruling from the Internal Revenue Service, and on December 31, 2003, BankAtlantic Bancorp completed the spin-off of Levitt Corporation by means of a pro rata distribution to its shareholders of all of our issued and outstanding capital stock. As a result of the spin-off, BankAtlantic Bancorp no longer owns any shares of the Company's capital stock. However, BFC Financial Corporation, holder of all of the issued and outstanding shares of BankAtlantic Bancorp's Class B common stock and approximately 15.3% of the issued and outstanding shares of BankAtlantic Bancorp's Class A common stock, now holds as a result of the spin-off the same relative percentages of the Company's Class A and Class B common stock, representing in the aggregate approximately 55% of the total voting power of all of the Company's common stock.

      In connection with the spin-off, a $30.0 million demand note owed to BankAtlantic Bancorp was converted to a five year term note with interest only payable monthly initially at the prime rate and thereafter at the prime rate plus increments of an additional 0.25% every six months. Prior to the spin-off, BankAtlantic Bancorp also transferred its 4.9% ownership interest in Bluegreen to the Company in exchange for a $5.5 million note and additional shares of common stock (which were included in the spin-off). This $5.5 million note is due in one year, with principal and interest payable monthly and bearing interest at the prime rate. Additionally, prior to the spin-off, the Company declared an $8.0 million dividend to BankAtlantic Bancorp payable in the form of a five year term note with the same payment terms as the $30.0 million note described above.

Consolidation Policy

      The accompanying consolidated financial statements include the accounts of the Company, its majority owned subsidiaries, and its majority owned joint ventures. All significant inter-company accounts, transactions and profits have been eliminated in consolidation.

      The Company uses the equity method for investments in unconsolidated subsidiaries and unconsolidated joint ventures when the Company owns at least 20% of the voting stock or exercises significant influence over the operating and financial policies but does not own a controlling interest. Under the equity method, the Company's initial investment is recorded at cost and is subsequently adjusted to recognize its share of earnings or losses. Distributions received reduce the carrying amount of the investment. In the event of issuance of equity interests by an unconsolidated entity to others, the Company recognizes the impact in paid in capital.

Cash Equivalents

      Cash equivalents include liquid investments with original maturities of three months or less.

Restricted Cash

      Cash and interest bearing deposits are segregated into restricted accounts for specific uses in accordance with the terms of certain land sale contracts, home sales and other arrangements. Restricted funds may only be utilized in accordance with the terms of the applicable governing documents. The majority of restricted funds are controlled by third-party escrow fiduciaries.

Inventory of Real Estate

      Inventory of real estate includes land, land development costs, interest and other construction costs and is stated at accumulated cost or, when circumstances indicate that the inventory is impaired, at estimated fair value. Estimated fair value is based on disposition of real estate in the normal course of business under existing and anticipated market conditions. The evaluation takes into consideration the current status of the property, various restrictions, carrying costs, costs of disposition and any other circumstances, which may affect fair value including management's plans for the property. Due to the large acreage of certain land holdings, disposition in the normal course of business is expected to extend over a number of years.

      Land and indirect land development costs are accumulated by specific area and allocated to various parcels or housing units using specific identification and allocation based upon the relative sales value, unit or area methods. Direct construction costs are assigned to housing units based on specific identification. Construction costs primarily include direct construction costs and capitalized field overhead. Other costs are comprised of tangible selling costs, prepaid local government fees and capitalized real estate taxes. Tangible selling costs are capitalized by communities and represent costs incurred that are used directly throughout the selling period to aid in the sale of housing units, such as model furnishings and decorations, sales office furnishings and facilities, exhibits, displays and signage. These tangible selling costs are capitalized and expensed to cost of sales of the benefited home sales. Start-up costs and other selling expenses are expensed as incurred.

Capitalized Interest

      Interest incurred relating to land under development and construction is capitalized to real estate inventories during the active development period. Interest is capitalized as a component of inventory at the effective rates paid on borrowings during the pre-construction and planning stage and the periods that projects are under development. Capitalization of interest is discontinued if development ceases at a project. Interest is relieved to cost of sales as related homes, land and units are sold.

      The following table is a summary of interest incurred on notes and mortgage notes payable and the amounts capitalized (in thousands):

                                           For the year ended December 31,
                                          ----------------------------------
                                             2003        2002        2001
                                           --------    --------    --------
Interest expense to non-affiliates         $  5,661       5,751       4,123
Interest expense to BankAtlantic              1,083       1,335       2,103
Interest expense to BankAtlantic Bancorp      1,180         971          --
Interest capitalized                         (7,691)     (7,668)     (6,046)
                                           --------    --------    --------
Interest expense, net                      $    233         389         180
                                           ========    ========    ========

Interest included in cost of sales         $  6,425       6,174       4,820
                                           ========    ========    ========

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

      Other revenues consist primarily of developers fees earned from real estate joint ventures as homes are delivered, interest income, forfeited deposits and other miscellaneous income.

Goodwill

      In 2002, in connection with the acquisition of Bluegreen common stock, approximately $4.1 million in goodwill was recognized. Goodwill for equity method investments is tested when a decline in the fair value of the related investment is determined to be other than a temporary decline.

Income Taxes

      Through December 31, 2003, the Company was included in BankAtlantic Bancorp's consolidated federal income tax return. The Company and BankAtlantic Bancorp are parties to a tax sharing agreement with respect to the Federal income tax liability of the consolidated group. The tax sharing agreement provides that the consolidated tax liability for a given year is allocated among the members of the consolidated group in proportion to the taxable income or loss of each member. Income tax expense is calculated on a separate return method that allocates current and deferred taxes to members of BankAtlantic Bancorp's consolidated group to each member as if it were a separate taxpayer. Current taxes are payable to or receivable from BankAtlantic Bancorp. The Company receives current tax benefits from BankAtlantic Bancorp when the tax benefits are utilized in the consolidated return. The Company utilizes the asset and liability method to account for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be reversed. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period that includes the statutory enactment date. A deferred tax asset valuation allowance is recorded when it is more likely than not that all or a portion of the deferred tax asset will not be realized. Commencing in 2004, the Company will file its federal tax return separately from BankAtlantic Bancorp.

Minority Interest in Equity of Consolidated Joint Ventures

      Minority interest reflects third parties' ownership interest in ventures that the Company controls. The carrying value of minority interest approximates fair value.

Earnings Per Share

      On December 22, 2003 the Company filed Amended Articles of Incorporation with the State of Florida which provided for, among other things, the recapitalization of the Company's common stock into Class A and Class B common stock. The Company's sole shareholder, BankAtlantic Bancorp, received all 13,597,166 issued and outstanding shares of Class A common stock and all 1,219,031 issued and outstanding shares of Class B common stock as part of the recapitalization. On December 31, 2003, BankAtlantic Bancorp distributed all 14,816,197 issued and outstanding shares of Class A and Class B common stock to its shareholders to effect the spin-off of the Company from BankAtlantic Bancorp. Earnings per share for all periods presented herein reflect the recapitalization of the Company's common stock. (See Note 20. Equity Transactions.)

      While the Company has two classes of common stock outstanding, the two-class method is not presented because the Company's capital structure does not provide for different dividend rates or other preferences, other than voting rights, between the two classes. Basic earnings per share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share takes into account the potential dilution from securities issued by an equity method investee that enable their holders to obtain the investee's common stock. The resulting net income amount is divided by the weighted average number of dilutive common shares outstanding, when dilutive.

Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates. Material estimates are utilized in the valuation of real estate, estimates of future improvement costs, capitalization of costs, provision for litigation, the valuation of investments, the valuation of the fair market value of assets and liabilities acquired when applying the purchase method of accounting and the amount of the deferred tax asset valuation allowance.

New Accounting Pronouncements

      In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). In December 2003, the FASB issued Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" ("FIN 46R"), which replaces FIN
46. FIN 46R addresses how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights. This interpretation requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. The interpretation also requires disclosures about variable interest entities that the Company is not required to consolidate but in which it has a significant variable interest. The Company is required to adopt FIN 46R by the end of the first reporting period ending after March 15, 2004. Management has completed its initial evaluation of FIN 46R, and concluded that adoption of FIN 46R is not expected to have a material impact on the Company's results of operations or financial condition.

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

2.    NOTES RECEIVABLE

      Notes receivable represent purchase money notes due from third parties resulting from various land sales at Core Communities. The weighted average interest rate of the notes outstanding was 4.59% as of December 31, 2003 and the notes are due in March 2012.

3. INVENTORY OF REAL ESTATE

      At December 31, 2003 and 2002, inventory of real estate is summarized as follows (in thousands):

                                                   DECEMBER 31,
                                               -------------------
                                                 2003       2002
                                               --------   --------
             Land and land development costs   $174,142    161,826
             Construction cost                   67,895     23,412
             Other costs                         15,519     12,888
                                               --------   --------
                                               $257,556    198,126
                                               ========   ========

4.    INVESTMENTS IN JOINT VENTURES

      Following is a description of joint ventures which the Company accounts for under the equity method:

      Brittany Bay at Andros Isle - A single-family residential development consisting of 222 units located in West Palm Beach, Florida. The Company owns a 39.9% limited partnership interest and a 0.1% general partner interest in this venture.

      Fairways at Grand Harbor - A multi-family residential development of 257 luxury rental apartments located in Vero Beach, Florida. The Company owns a 44.5% limited partnership interest and a 0.5% general partner interest in this venture. The remaining partnership interests are held by unaffiliated third parties. The rental apartment property was sold to an unaffiliated third party in January 2004, however the partnership continues to provide rental management services at neighboring Grand Harbor.

      Fountains at St. Lucie West - A multi-family residential development consisting of 300 luxury rental apartments in St. Lucie West, Florida. The Company owned a 49.5% limited partnership interest and a 0.5% general partner interest in this venture. This project was sold during 2001.

      Cascade Lakes - A single-family residential development consisting of 600 homes located in Boynton Beach, Florida. The Company owned a 49.999% limited partnership interest and a 0.001% general partner interest in this venture. At December 31, 2002, this development was completed and all homes delivered.

      Third Street Partners - A multi-family residential development on 2.4 acres consisting of 164 condominium units, 20,000 square feet of retail space and a separate parking garage structure. The property was acquired in December 2000, and the Company owns a 47.4% limited partnership interest and a 0.1% general partnership interest. At December 31, 2003, 18 units had been delivered.

      Preserve at Melbourne - A multi-family residential development of 93 acres acquired for the future development of approximately 298 apartment units in 23 buildings located in Melbourne, Florida. The property was acquired in October 2002 and the Company owns a 50% membership interest in the acquired land and a 20% membership interest in costs related to the further development of the project.

      The Condensed Combined Balance Sheets and Statements of Operations for the joint ventures accounted for using the equity method are as follows (unaudited):

                        Condensed Combined Balance Sheets
                           December 31, 2003 and 2002
                                 (In thousands)

                                                                December 31,
                                                             -------------------
                                                               2003       2002
                                                             --------   --------
Real estate assets                                           $ 57,402     46,456
Other assets                                                    5,931      4,237
                                                             --------   --------
  Total assets                                               $ 63,333     50,693
                                                             ========   ========

Mortgage notes payable to BankAtlantic                       $ 22,726     24,873
Mortgage notes payable non-affiliates                          25,628     11,263
Other liabilities                                               6,879      6,699
                                                             --------   --------
    Total liabilities                                          55,233     42,835
                                                             --------   --------

Partners' capital                                               8,100      7,858
                                                             --------   --------
    Total liabilities and partners' capital                  $ 63,333     50,693
                                                             ========   ========

                   Condensed Combined Statements of Operations
                                 (In thousands)

                                                      Year Ended December 31,
                                                  ------------------------------
                                                    2003       2002       2001
                                                  --------   --------   --------
Revenues                                          $ 18,893     43,924     79,655
Cost and expenses                                   18,332     41,962     74,617
                                                  --------   --------   --------
  Net income                                      $    561      1,962      5,038
                                                  ========   ========   ========

Company's share of net income                     $    483        849      2,888
                                                  ========   ========   ========

      Levitt Corporation has provided guarantees on indebtedness to joint ventures accounted for under the equity method of accounting. The guarantees arose in order to obtain joint venture financing. Levitt Corporation and its joint venture partners would have to perform on their guarantees if the joint ventures were to default on the main loan agreements. At December 31, 2003, Levitt Corporation had guarantees on $22.4 million of joint venture debt. Included in these guarantees were $21.1 million of loans from BankAtlantic. All guarantees were entered into prior to December 31, 2002. Levitt Corporation's management believes that based on the value of the collateral pledged to support the loans, no payments will be required under the guarantees. The other joint venture partners are also guarantors to the joint venture debt and any payments associated with the guarantees in excess of the Company's ratable obligation may be recovered from these third parties.

      For the years ended December 31, 2003, 2002 and 2001, interest paid to BankAtlantic by the Company's unconsolidated joint ventures was approximately $1.6 million, $2.2 million and $2.7 million, respectively.

      The Company made contributions to the Brittany Bay joint venture in excess of its proportionate ownership interest. The partnership agreement provides for the Company to receive preferential income and cash distributions until the Company's invested capital is proportionate to its ownership interest.

5.    INVESTMENT IN REAL ESTATE

      During May 2001, a marine rental property was sold for approximately $3.9 million and a net gain on the sale of approximately $680,000 was recognized. The Company owned a 50% interest in the property which was consolidated.

6.    INVESTMENT IN BLUEGREEN CORPORATION

      During April 2002, Levitt Corporation acquired approximately 34.2% of the outstanding shares of Bluegreen. This interest in Bluegreen was acquired for an aggregate purchase price of approximately $53.8 million. The funds for the investment in Bluegreen were obtained from $30 million of borrowings from BankAtlantic Bancorp, $18.6 million from BankAtlantic Bancorp's capital contribution and $5.2 million from the Company's working capital. The purchase price was in the aggregate $4.2 million greater than the equity in the underlying net assets of Bluegreen. The amount attributed to goodwill is evaluated for impairment in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." The amount attributed to various other assets and liabilities will be amortized into the statement of operations as an adjustment to income from equity method investment and any related deferred taxes will be adjusted accordingly. The cost of the investment in Bluegreen is adjusted to recognize the Company's interest in the earnings or losses of Bluegreen after the acquisition date.

      The difference between the Company's percentage ownership in Bluegreen Corporation multiplied by its earnings and the amount of the Company's equity in earnings of Bluegreen Corporation as reflected on the Company's financial statements relates to amortization or accretion of purchase accounting adjustments made at the time of the acquisition of the Company's interest in Bluegreen Corporation. One of these purchase accounting adjustments related to deferred telemarketing costs. Such costs at the time of the Company's acquisition were being capitalized by Bluegreen Corporation rather than expensed as incurred. Levitt Corporation did not ascribe any value to the deferred telemarketing costs in its purchase price allocation. Subsequently, Bluegreen Corporation changed its method of accounting for these costs and now expenses these costs as incurred.

      Based on a comparison of Bluegreen's historical cost bases of assets and liabilities to their corresponding estimated fair values, the excess purchase price was attributed to the following (in thousands):

                Goodwill                               $ 4,100
                Deferred taxes                          (1,600)
                Various assets and liabilities (net)     1,700
                                                       -------
                                                       $ 4,200
                                                       =======

      A condensed balance sheet and condensed statement of income are as follows (unaudited):

                      Condensed Consolidated Balance Sheet
                                 (In thousands)

                                                                December 31,
                                                             -------------------
                                                               2003       2002
                                                             --------   --------
Total assets                                                 $570,406    433,992
                                                             ========   ========

Total liabilities                                             378,878    272,459
Minority interest                                               4,648      3,250
Total shareholders' equity                                    186,880    158,283
                                                             --------   --------
Total liabilities and shareholders' equity                   $570,406    433,992
                                                             ========   ========

                   Condensed Consolidated Statements of Income
                                 (In thousands)

                                                             Year       Nine Months         Year
                                                            Ended          Ended           Ended
                                                         December 31,   December 31,     March 31,
                                                             2003           2002            2002
                                                         ------------   ------------    ------------
Revenues                                                 $    438,454        271,973         287,825
Cost and expenses                                             393,129        247,302         268,343
Provision for income taxes                                     16,168          8,479           7,345
Minority interest                                               3,330            816             405
                                                         ------------   ------------    ------------
Income before cumulative effect of a change in
  accounting principle                                         25,827         15,376          11,732
Cumulative effect of a change in accounting
  principle, net of income taxes and minority interest             --         (5,579)             --
                                                         ------------   ------------    ------------
Net income                                               $     25,827          9,797          11,732
                                                         ============   ============    ============

7.    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

      Accounts payable and accrued liabilities at December 31, 2003 and 2002 are summarized as follows (in thousands):

                                                     December 31,
                                                  -------------------
                                                    2003       2002
                                                  --------   --------
           Trade and retention payables           $ 26,111      7,721
           Accrued construction obligations          3,502      2,663
           Customer deposits                        52,134     18,187
           Accrued litigation reserve (Note 16)      2,519      2,330
           Other accrued liabilities                 7,855      5,996
                                                  --------   --------
                                                  $ 92,121     36,897
                                                  ========   ========

8. NOTES AND MORTGAGE NOTES PAYABLE

      Notes payable at December 31, 2003 and 2002 consist of the following (dollars in thousands):

                                       Issue              December 31,             Interest              Maturity
                                                   -------------------------
                                        Date           2003          2002            Rate                  Date
                                    -----------    -----------   -----------   --------------------  --------------------
LEVITT AND SONS
                                                                               From Prime less
                                                                               0.25% to Prime plus    Range from August
   Mortgage notes payable (a)          Various         83,346        54,887    0.75% with interest    2005 to March 2008
                                                                               rate floors to 5.50%

   Mortgage notes payable due to                                                                      Range from
   BankAtlantic (a)                    Various         18,118        27,505    From Prime to LIBOR    September 2005 to
                                                                               + 2.70%                November 2005

   Line of credit (b)                March 2002         1,000         3,500    Prime + 1.00%          September 2005
                                                   ----------     ---------
                                                      102,464        85,892
                                                   ----------     ---------

CORE COMMUNITIES
   Land acquisition mortgage note
   (c)                                May 2002         12,995        12,995    Libor + 2.1%           Jun-06

   Construction Mortgage Note        April 2003           988            --    From 5.1% Fixed to     Feb 2024
                                                                               U.S. Treas + 3.25%

                                                                                                      At December 31,
                                                                                                      2001, maturities
                                                                                                      range from
   Notes payable (c)                   Various             --            --    From 7.00% fixed to    January 2021 to
                                                                               8.50% fixed            August 2022

   Unsecured obligation              March 1987           312           378    7.00% Fixed            March 2007

   Equipment loan payables             Various             29            68    From 5.99% fixed to    Range from Jul
                                                                               8.50% fixed            2004 to April 2007

                                                                                                      At December 31,
                                                                                                      2002, maturity
   Line of credit                     Sep 2001             --           112    LIBOR + 2.75%          date was
                                                                                                      September 2003.
                                                                                                      Closed during
                                                                                                      March 2003.
                                                   ----------     ---------
                                                       14,324        13,553
                                                   ----------     ---------

LEVITT COMMERCIAL
   Land acquisition and                                                                               Maturities range
   construction mortgage notes                          3,246         2,919                           from Nov 2004 to
   payable                             Various                                 LIBOR + 3.00%          Feb 2006
                                                   ----------     ---------
                                                        3,246         2,919
                                                   ----------     ---------

LEVITT CORPORATION

   Demand promissory note due to     April 2002            --        30,000    Prime less 0.25%       On Demand
   BankAtlantic Bancorp

   Promissory note due to                                                      Prime + 1/4%
   BankAtlantic Bancorp               Dec 2003         30,000            --    escalation every 6     Dec 2008
                                                                               months

   Promissory note due to                                                      Prime + 1/4%
   BankAtlantic Bancorp               Dec 2003          8,000            --    escalation every 6     Dec 2008
                                                                               months

   Promissory note due to             Dec 2003          5,500            --    Prime                  Dec 2004
   BankAtlantic Bancorp

   Acquisition note payable           Sep 2000          8,400        10,500    Prime + 0.50%          September 2005
                                                                                                      Maturities range
   Subordinated Investment Notes      Various           1,309            --    Fixed Interest Rate    from Oct 2005 to
                                                                               from 6.5% to 8.75%     Dec 2007
                                                   ----------     ---------
                                                       53,209        40,500
                                                   ----------     ---------
     TOTAL NOTES AND MORTGAGE
       NOTES PAYABLE (D)                           $  173,243     $ 142,864
                                                   ==========     =========

(a) Levitt and Sons has entered into various loan agreements to provide financing for the acquisition, site improvements and construction of residential units. As of December 31, 2003 and 2002, these loan agreements provided for advances on a revolving loan basis up to a maximum outstanding balance of $167.7 million and $145.2 million, respectively. The loans are secured by mortgages on respective properties including improvements. Notes and mortgage notes payable were collateralized by inventory of real estate with net carrying values aggregating $183.3 million and $119.1 million, at December 31, 2003 and 2002, respectively. Certain mortgage notes contain provisions for accelerating the payment of principal as individual homes are sold by Levitt and Sons. Certain notes and mortgage notes provide that events of default may include a change in ownership, management or executive management.

(b) Levitt and Sons has a credit agreement with a non-affiliated financial institution to provide a $10.0 million line of credit. At December 31, 2003, Levitt and Sons had available credit of approximately $9.0 million and had $1.0 million outstanding. The credit facility currently matures September 2005. On or before June 30th of each calendar year, the financial institution may at its sole discretion offer the option to extend the term of the loan for a one-year period. The Company has guaranteed amounts outstanding under the line of credit, but the guarantee is limited to a security interest evidenced by a second priority lien upon the Company's equity interest in Levitt and Sons.

(c) Core Communities notes and mortgage notes payable are collateralized by inventory of real estate with net carrying values aggregating $17.4 million and $23.9 million at December 31, 2003 and December 31, 2002, respectively.

(d) At December 31, 2003, 2002 and 2001 the Prime Rate as reported by the Wall Street Journal was 4.00%, 4.25% and 4.75%, respectively, and the three-month LIBOR Rate was 1.15%, 1.38% and 1.88%, respectively.

      Some of the Company's borrowings contain covenants that, among other things, require it to maintain financial ratios and a minimum net worth. These covenants may have the effect of limiting the amount of debt that the Company can incur in the future and restricting the payment of dividends from subsidiaries to the Company. At December 31, 2003, the Company was in compliance with all loan agreement financial covenants.

      At December 31, 2003, the minimum aggregate required principal payment of the above indebtedness in each of the next five years is approximately as follows (in thousands):

                                                 December 31,
                                                     2003
                                                 ------------
                  Year ended December 31, 2004   $     13,172
                  Year ended December 31, 2005         56,842
                  Year ended December 31, 2006         12,731
                  Year ended December 31, 2007         49,554
                  Year ended December 31, 2008         40,012
                  Thereafter                              932
                                                 ------------
                                                 $    173,243
                                                 ============

9.    DEVELOPMENT BONDS PAYABLE

      In connection with the development of certain of our communities, community development or improvement districts have been established and may utilize bond financing to fund construction or acquisition of certain on-site and off-site infrastructure improvements performed by the Company near or at these communities. The obligation to pay principal and interest on the bonds issued by the districts is assigned to each parcel within the district and a priority assessment lien may be placed on benefited parcels to provide security for the debt service. The bonds, including interest and redemption premiums, if any, and the associated priority lien on the property are typically payable, secured and satisfied by revenues, fees, or assessments levied on the property benefited. The Company pays a portion of the revenues, fees, and assessments levied by the districts on the properties the Company still owns that are benefited by the improvements. The Company may also agree to pay down a specified portion of the bonds at the time of each unit or parcel closing.

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

      Development bonds payable at December 31, 2003 and 2002 are summarized as follows (dollars in thousands):

                                   Issue                 December 31,           Interest        Maturity
                                                    ----------------------
                                   Date               2003       2002             Rate            Date
                          ----------------------    ----------  ----------   ---------------   --------------
Capital improvement       Range from May 1999 to    $      850      4,581       From 5.875%     Range from
revenue bonds                  November 2000                                  fixed to 6.50%   October 2004
                                                                                   fixed        to May 2009
                                                    ----------  ---------
                                                    $      850      4,581
                                                    ==========  =========

      At December 31, 2003, the aggregate required principal payment of the above indebtedness is due subsequent to December 31, 2007

      During the fourth quarter of 2003, a development district for the Tradition master-planned community issued $62.8 million of long-term assessment bonds to refinance $28.9 million of previously issued and outstanding bond anticipation notes and to provide financing for Phase I infrastructure development. The development district assesses property owners to fund debt service and the ultimate repayment of the bonds. The Company is assessed based on its pro-rata ownership of the property in the district. The Company's pro-rata share of the assessment transfers to third party purchasers upon property sales. The assessments are projected to be levied beginning in 2005. In accordance with EITF 91-10, the Company will recognize an expense for it's pro rata portion of assessments, based upon its ownership of benefited property.

Utility Revenue Refunding Bonds and Water Management Benefit Tax Bonds

      The Utility Revenue Refunding Bonds and Water Management Benefit Tax Bonds are other bonds of the development district that are not recorded on the books of the Company. As an owner of property within the development district, the Company is responsible for the payment of its pro rata share of tax assessments regarding the water management benefit tax bonds, only until land parcels are sold. The Company recognized a tax assessment expense, based upon its pro rata share of taxes and assessments of approximately $444,000, $544,000 and $1.1 million for the years ended December 31, 2003, 2002 and 2001, respectively. This expense is included in selling, general and administrative expenses on the accompanying consolidated statement of operations.

10.   EMPLOYEE BENEFIT PLANS

401(k) Plan

      Through December 31, 2003, the Company's employees participated in BankAtlantic's defined contribution plan, pursuant to Section 401(k) of the Internal Revenue Code for all employees who have completed three months of service and have reached the age of 18. The Company's contributions to the plan were at the discretion of BankAtlantic's Board of Directors. Included in the Company's Consolidated Statements of Operations for each of the years ended December 31, 2003, 2002 and 2001 was approximately $495,000, $344,000, and
$198,000 of expenses relating to the employer 401(k) contribution under the plan.

 Stock Incentive Plan

      On December 15, 2003, the Company's board of directors approved the 2003 Levitt Corporation Stock Incentive Plan ("Plan"); in connection therewith, the board of directors reserved 1,500,000 shares of the Company's Class A common stock for issuance under the Plan and directed the officers of the Company to file on Form S-8 a registration statement of, among other interests, the shares of the Company's Class A common stock issuable under the Plan. On December 18, 2003, BankAtlantic Bancorp, Inc., the Company's sole shareholder at such time, approved the terms and conditions of the Plan. Under the terms of the Plan, the compensation committee of the board of directors is authorized to grant incentive stock options or restricted stock to officers, directors, and persons employed by or otherwise providing services to the Company or any parent or subsidiary of the Company. On January 2, 2004, the compensation committee granted options for the issuance of 674,250 shares of Class A common stock.

11.   CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

      Alan B. Levan, Chairman of the Board of the Company, also serves as Chairman of the Board and Chief Executive Officer of BankAtlantic Bancorp and BankAtlantic. Alan B. Levan is also Chairman of the Board of Bluegreen Corporation and of BFC Financial Corporation, the parent company of both BankAtlantic Bancorp and the Company ("BFC").

      John E. Abdo, Vice Chairman of the Board and President of the Company, also serves as Vice Chairman of the Board of BankAtlantic Bancorp and BankAtlantic. John E. Abdo is also Vice Chairman of the Board of Bluegreen Corporation and of BFC.

      Glen R. Gilbert, Executive Vice President, Chief Financial Officer and Secretary of the Company, also serves as Executive Vice President, Chief Financial Officer and Secretary of BFC.

      Since 2002, the Company has utilized certain services of Conrad & Scherer, a law firm in which William R. Scherer, a member of the Company's Board of Directors, is a member. The Company paid fees aggregating $79,000 and $364,000 to this firm during the years ended December 31, 2003 and 2002, respectively.

      Each of the Company's executive officers separately receives compensation from affiliates of the Company for services rendered to those affiliates. Members of the Company's Board of Directors and executive officers also have banking relationships with BankAtlantic. Such banking relationships are in the ordinary course of BankAtlantic's business.

      In October 2001, BankAtlantic transferred its direct ownership of Levitt Corporation to BankAtlantic Bancorp. As a consequence of the transfer, Levitt Corporation became a wholly owned subsidiary of BankAtlantic Bancorp.

      At December 31, 2003 and 2002, $14.7 million and $5.4 million, respectively, of cash and cash equivalents were held on deposit by BankAtlantic. Interest on deposits held at BankAtlantic for each of the years ended December 31, 2003, 2002 and 2001 was approximately $119,000, $84,000, and $396,000, respectively. Additionally, at December 31, 2003 and 2002, $3.2 million and $2.9 million, respectively, of restricted cash was held on deposit by BankAtlantic.

      BankAtlantic and BFC each received management fees in connection with providing general and administrative services to the Company. The amounts paid may not be representative of the amounts that would be paid in an arms-length transaction. The table below sets forth the management fees paid to related parties (in thousands).

                                         Year Ended December 31,
                                     ------------------------------
                                       2003       2002       2001
                                     --------   --------   --------
             (In thousands)
             BFC                     $    213        170         80
             BankAtlantic                  20         20         20
                                     --------   --------   --------
             Total management fees   $    233        190        100
                                     ========   ========   ========

12.   COMMITMENTS AND CONTINGENCIES

      The Company is a party to various claims, legal actions and complaints arising in the ordinary course of business. Management believes it has meritorious defenses in these matters. However, in the opinion of management, the disposition of these matters, even if adverse to the Company, would not have a material adverse effect on the Company's financial condition or results of operations. The Company is subject to the usual obligations associated with entering into contracts for the purchase, development and sale of real estate in the routine conduct of its business.

      The Company is obligated to fund homeowner association operating deficits incurred by its communities under development. This obligation ends upon turnover of the association to the residents of the community.

      The Company's rent expense for the years ended December 31, 2003, 2002 and 2001 was $875,000, $435,000 and $367,000, respectively. At December 31, 2003,
Levitt and Sons is committed under long-term leases expiring at various dates through January 2006. Core Communities is committed under a lease for office space expiring on August 31, 2004. Approximate minimum future rentals due are as follows (in thousands):

                    Year ended December 31, 2004   $715,617
                    Year ended December 31, 2005    149,314
                    Year ended December 31, 2006     36,000
                                                   --------
                                                   $900,931
                                                   ========

      The Company is subject to obligations associated with entering into contracts for the purchase, development and sale of real estate in the routine conduct of its business. At December 31, 2003, the Company had commitments to purchase properties for development of $146.7 million, of which approximately $114.0 million is subject to due diligence and satisfaction of certain requirements and conditions, as well as the obtaining of financing. The following table summarizes certain information relating to outstanding purchase contracts (unaudited):

                           Purchase        Units/       Expected
                             Price          Acres        Closing
                          -------------  ------------   ---------
Levitt and Sons           $62.6 million   3,956 units     2004
Core Communities          $80.6 million   4,456 acres     2004
Levitt Commercial         $ 3.5 million      30 acres     2004

      At December 31, 2003, cash deposits of approximately $3.5 million secured the Company's commitments under these contracts.

13.   INCOME TAXES

      The Company is included in the consolidated federal income tax return of BankAtlantic Bancorp. Through December 31, 2003, there was a tax sharing agreement among BankAtlantic Bancorp and its subsidiaries, including the Company, to assure that (i) the subsidiaries will not be required to contribute a share of the consolidated tax liability for a year in an amount in excess of that which they would have incurred for that particular year on the basis of a separate income tax return, (ii) any permanent benefit accruing to the affiliated group by reason of the filing of a consolidated return shall be enjoyed by the member to which the benefit is attributed or shall be otherwise shared in proportion to the respective amounts of tax liability incurred on the basis of separate returns for the year, and (iii) any tax benefit attributable to the subsidiaries realized by reason of the consolidated return for the year be enjoyed by the subsidiaries regardless of the possibility that the benefit of any tax credit or deduction may not have been enjoyed under a separate income tax return.

      The provision for income tax expense consists of the following (in thousands):

                                                     Year Ended December 31,
                                                 -------------------------------
                                                   2003       2002        2001
                                                 --------   --------    --------
Current tax provision
    Federal                                      $ 10,619      3,380       1,515
    State                                           1,772        208         360
                                                 --------   --------    --------
                                                   12,391      3,588       1,875
                                                 --------   --------    --------

Deferred income tax provision (benefit)
    Federal                                         3,455      3,025         750
    State                                             554       (359)      1,493
                                                 --------   --------    --------
                                                    4,009      2,666       2,243
                                                 --------   --------    --------

Total income tax provision                       $ 16,400      6,254       4,118
                                                 ========   ========    ========

      The Company's provision for income taxes differs from the federal statutory tax rate of 35% due to the following (in thousands):

                                                    Year Ended December 31,
                                                 -------------------------------
                                                   2003       2002        2001
                                                 --------   --------    --------
Income tax provision at expected federal
  income tax rate of 35%                         $ 15,127      9,018       4,074
Provision for state taxes, net of federal
  Benefit                                           1,549        705         487
Change in valuation allowance for
  deferred tax asset                                 (418)    (2,639)     (1,292)
Change in state tax valuation allowance                --       (840)        840
Other, net                                            142         10           9
                                                 --------   --------    --------
Provision for income taxes                       $ 16,400      6,254       4,118
                                                 ========   ========    ========

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets consist of the following (in thousands):

                                                                   As of December 31,
                                                                  --------------------
Deferred tax assets:                                                2003        2002
                                                                  --------    --------
      Net operating loss carry forward acquired                   $     --         353
      Real estate held for sale capitalized for
        tax purposes in excess of amounts capitalized
        for financial statement purposes                             2,204       1,729
      Accrued litigation reserve                                       972         898
      Purchase accounting adjustments from real estate
        acquisitions:
        Levitt and Sons                                              2,597       4,233
        Core Communities                                               414         534
                                                                  --------    --------
      Total gross deferred tax assets                                6,187       7,747
      Less valuation allowance                                          --        (418)
                                                                  --------    --------
      Total deferred tax assets                                      6,187       7,329
Deferred tax liabilities:
      Investment in Bluegreen                                        5,533       1,371
                                                                  --------    --------
      Total deferred tax liabilities                                 5,533       1,371
                                                                  --------    --------
      Net deferred tax assets                                          654       5,958
      Less deferred income tax assets at beginning of period        (5,958)     (8,233)
      Deferred income taxes on Bluegreen's unrealized
        gains, losses and issuance of common stock                     361        (391)
      Deferred income taxes on transfer of 1.2 million shares
        of Bluegreen common stock from BankAtlantic Bancorp            934          --
                                                                  --------    --------
      Provision for deferred income taxes                         $ (4,009)     (2,666)
                                                                  ========    ========

      At December 31, 2003 and 2002, the Company had a valuation allowance of $0 and $418,000, respectively. The Company's valuation allowance was reduced based on the Company's assessment of future profitability from sales of real estate.

      On January 1, 2002, the Company converted from a subchapter C corporation to a limited liability company. As a result of this change in corporate structure, the Company ceased to be recognized as a taxable entity for federal, state and local tax purposes. Effective July 1, 2002, the Company elected to be treated as an association taxable as a corporation. On February 12, 2003, the Company converted from a limited liability company to a corporation through a merger with a wholly owned subsidiary.

14.   INTEREST AND OTHER INCOME

      The table below sets forth the sources of interest and other income (in thousands):

                                               Year Ended December 31,
                                            ------------------------------
                                              2003       2002       2001
                                            --------   --------   --------
Interest income:
Interest on deposits held at BankAtlantic   $    119         84        396
Interest on deposits held at
   other financial institutions                  113        151        451
Interest from notes receivable                   238        525        550
Interest from impact fee receivables             393        499        592
                                            --------   --------   --------
Total interest income                       $    863      1,259      1,989
                                            --------   --------   --------

Other income:
Management and development fees             $  1,002        709      1,165
Billboard Rental                               1,016         --         --
Forfeited deposits                               207        257         79
Gain on sale of assets                            --        291        235
Other                                             74        162        420
                                            --------   --------   --------
Total other income                             2,299      1,419      1,899
                                            --------   --------   --------
Total interest and other income             $  3,162      2,678      3,888
                                            ========   ========   ========

15.   ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

      Estimated fair values of financial instruments are determined using available market information and appropriate valuation methodologies. However, considerable judgments are involved in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of amounts the Company could realize in a current market exchange.

      The following methods and assumptions were used to estimate fair value:

   - Carrying amounts of cash and cash equivalents, accounts payable and accrued liabilities approximate fair value due to their short-term nature.

   -  Carrying amounts of notes receivable approximate fair values.

   - Carrying amounts of notes and mortgage notes payable that provide for variable interest rates approximate fair value, as the terms of the credit facilities require periodic market adjustment of interest rates. The fair value of the Company's fixed rate indebtedness, including development bonds payable, was estimated using discounted cash flow analyses, based on the Company's current borrowing rates for similar types of borrowing arrangements.

                                         December 31, 2003        December 31, 2002
                                        ---------------------   ---------------------
                                        Carrying      Fair      Carrying      Fair
(In thousands)                           Amount       Value      Amount       Value
                                        ---------   ---------   ---------   ---------
Financial assets:
     Cash and cash equivalents          $  35,965      35,965      16,014      16,014
     Notes receivable                       5,163       5,163       6,082       6,082
Financial liabilities:
     Notes and mortgage notes payable   $ 173,243     173,306     142,864     142,864
     Development bonds payable                850         823       4,581       4,570

16.   LITIGATION

      On December 29, 2000, Smith & Company, Inc. ("Smith") filed an action against Levitt-Ansca Towne Partnership (the "Partnership"), Bellaggio By Levitt Homes, Inc. ("BLHI"), Bellaggio By Ansca, Inc. a/k/a Bellaggio By

Ansca Homes, Inc., and Liberty Mutual Insurance Company (collectively, "Defendants") based on an August 21, 2000 contract entered into with the Partnership. BLHI is a 50% partner of the Partnership and a wholly owned subsidiary of Levitt and Sons. The Complaint alleged, among other things, wrongful termination, breach and failure to pay for extra work performed outside the scope of the contract. The Partnership denied the claims, asserted defenses and asserted a number of counterclaims. This case was tried before a jury, and on March 7, 2002, the jury returned a verdict against the Partnership. The final judgment entered against the Defendants is $3.68 million. Under the final judgment, Smith and its surety company may be entitled to recover legal fees and other costs. Since BLHI is a 50% partner of the Partnership, its share of the potential liability is estimated at $2.6 million, including legal fees, interest and other costs. The Partnership appealed the verdict. At December 31, 2003 and 2002 the Company's financial statements included an accrual in other liabilities associated with this matter of $2.5 million and $2.4 million, respectively. Levitt and Sons has $3.2 million in restricted cash to secure an appeal bond posted in connection with the appeal.

17.    SEGMENT REPORTING

      Operating segments are defined as components of an enterprise about which separate financial information is available that is regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The information provided for segment reporting is based on internal reports utilized by management. The Company has four reportable business segments. The accounting policies of the segments are generally the same as those described in the summary of significant accounting policies. The elimination entries consist of the inter-company sale of real estate and cost of sales of real estate between Core and Levitt and Sons. The Company primarily evaluates segment performance based on net income after tax. The presentation and allocation of the assets, liabilities and results of operations may not reflect the actual economic costs of the segment as a stand-alone business. If a different basis of allocation was utilized, the relative contributions of the segment might differ but the relative trends in segments would, in management's view, likely not be impacted. The tables below present segment information as of and for the years ended December 31, 2003, 2002 and 2001 (in thousands):

                                          LEVITT AND       CORE                       OTHER
                2003                         SONS       COMMUNITIES   BLUEGREEN     OPERATIONS    ELIMINATIONS      TOTAL
                                          ----------    -----------   ----------    ----------    ------------    ----------
Revenues
   Sales of real estate                   $  222,257         55,037           --         5,764              --       283,058
   Title and mortgage operations               2,466             --           --            --              --         2,466
                                          ----------    -----------   ----------    ----------    ------------    ----------
   Total revenues                            224,723         55,037           --         5,764              --       285,524
                                          ----------    -----------   ----------    ----------    ------------    ----------
Costs and expenses
   Cost of sales of real estate              173,072         31,362           --         6,021          (1,024)      209,431
   Selling, general and administrative        29,478          7,549           --         4,767              --        41,794
   Interest expense, net                          --            224           --             9              --           233
   Other expenses                              1,606             --           --           232              --         1,838
   Minority interest                            (113)            --           --           199              --            86
                                          ----------    -----------   ----------    ----------    ------------    ----------
   Total costs and expenses                  204,043         39,135           --        11,228          (1,024)      253,382
                                          ----------    -----------   ----------    ----------    ------------    ----------
                                              20,680         15,902           --        (5,464)          1,024        32,142
   Earnings from Bluegreen Corporation            --             --        7,433            --              --         7,433
   Earnings from joint ventures                  480             --           --             3              --           483
   Interest income                               107            711           --            45              --           863
   Other income                                  453          1,550           --           296              --         2,299
                                          ----------    -----------   ----------    ----------    ------------    ----------
Income (loss) before income taxes             21,720         18,163        7,433        (5,120)          1,024        43,220
   Provision (benefit) for income taxes        7,964          7,149        2,867        (1,975)            395        16,400
                                          ----------    -----------   ----------    ----------    ------------    ----------
Net income (loss)                         $   13,756         11,014        4,566        (3,145)            629        26,820
                                          ==========    ===========   ==========    ==========    ============    ==========
Inventory of real estate                  $  209,209         46,470           --         7,394          (5,517)      257,556
                                          ==========    ===========   ==========    ==========    ============    ==========
Total assets                              $  238,317         82,243       70,852         6,055          (4,753)      392,714
                                          ==========    ===========   ==========    ==========    ============    ==========
Notes, mortgage notes and bonds payable   $  102,464         15,174           --        56,455              --       174,093
                                          ==========    ===========   ==========    ==========    ============    ==========

                 2002                     LEVITT AND       CORE                       OTHER
                                             SONS       COMMUNITIES   BLUEGREEN     OPERATIONS    ELIMINATIONS      TOTAL
                                          ----------    -----------   ----------    ----------    ------------    ----------
Revenues:
   Sales of real estate                   $  162,359         45,449            --           --              --       207,808
   Inter-segment sale of real estate              --          8,470            --           --          (8,470)           --
   Title and mortgage operations               1,595             --            --           --              --         1,595
                                          ----------    -----------    ----------   ----------    ------------    ----------
   Total revenues                            163,954         53,919            --           --          (8,470)      209,403
                                          ----------    -----------    ----------   ----------    ------------    ----------
Costs and expenses:
   Cost of sales of real estate              131,281         28,722            --        1,601          (1,929)      159,675
   Selling, general and administrative        21,100          5,867            --        3,392              --        30,359
   Interest expense, net                          --            451            --           (6)            (56)          389
   Other expenses                              1,121             --            --          190              --         1,311
                                          ----------    -----------    ----------   ----------    ------------    ----------
   Total costs and expenses                  153,502         35,040            --        5,177          (1,985)      191,734
                                          ----------    -----------    ----------   ----------    ------------    ----------
                                              10,452         18,879            --       (5,177)         (6,485)       17,669
   Earnings from Bluegreen Corporation            --             --         4,570           --              --         4,570
   Earnings (loss) from joint ventures         1,171             --            --         (322)             --           849
   Interest income                                97          1,037            --          125              --         1,259
   Other income                                  956            376            --          143             (56)        1,419
                                          ----------    -----------    ----------   ----------    ------------    ----------
Income (loss) before income taxes             12,676         20,292         4,570       (5,231)         (6,541)       25,766
   Provision (benefit) for income taxes        3,364          5,414         1,763       (1,940)         (2,347)        6,254
                                          ----------    -----------    ----------   ----------    ------------    ----------
Net income (loss)                         $    9,312         14,878         2,807       (3,291)         (4,194)       19,512
                                          ==========    ===========    ==========   ==========    ============    ==========
Inventory of real estate                  $  140,219         59,520            --        4,928          (6,541)      198,126
                                          ==========    ===========    ==========   ==========    ============    ==========
Total assets                              $  159,346         78,318        57,332        7,600          (7,135)      295,461
                                          ==========    ===========    ==========   ==========    ============    ==========
Notes, mortgage notes and bonds payable   $   85,893         18,133            --       43,419              --       147,445
                                          ==========    ===========    ==========   ==========    ============    ==========

                   2001                   LEVITT AND       CORE           OTHER
                                             SONS      COMMUNITIES      OPERATIONS     ELIMINATIONS      TOTAL
                                          ----------   ------------    ------------    ------------    ----------
Revenues:
   Sales of real estate                   $  117,663         21,555           3,922              --       143,140
   Title and mortgage operations               1,106             --              --              --         1,106
                                          ----------   ------------    ------------    ------------    ----------
   Total revenues                            118,769         21,555           3,922              --       144,246
                                          ----------   ------------    ------------    ------------    ----------
Costs and expenses:
   Cost of sales of real estate               95,553         10,570           5,562              --       111,685
   Selling, general and administrative        18,454          5,774           1,803              --        26,031
   Interest expense, net                          --          1,644          (1,022)           (442)          180
   Other expenses                                830             --             100              --           930
   Minority interest                             150              6             400              --           556
                                          ----------   ------------    ------------    ------------    ----------
   Total costs and expenses                  114,987         17,994           6,843            (442)      139,382
                                          ----------   ------------    ------------    ------------    ----------
                                               3,782          3,561          (2,921)            442         4,864
   Earnings in joint ventures                  2,766             --             122              --         2,888
   Interest income                               197          1,437             355              --         1,989
   Other income                                1,263            602             676            (642)        1,899
                                          ----------   ------------    ------------    ------------    ----------
Income (loss) before income taxes              8,008          5,600          (1,768)           (200)       11,640
   Provision (benefit) for income taxes        2,916          2,078            (799)            (77)        4,118
                                          ----------   ------------    ------------    ------------    ----------
Net income (loss)                         $    5,092          3,522            (969)           (123)        7,522
                                          ==========   ============    ============    ============    ==========
Inventory of real estate                  $   91,790         50,048           1,085            (490)      142,433
                                          ==========   ============    ============    ============    ==========
Total assets                              $  116,578         65,913          14,192            (490)      196,193
                                          ==========   ============    ============    ============    ==========
Notes, mortgage notes and bonds payable   $   58,068         22,692          11,370              --        92,130
                                          ==========   ============    ============    ============    ==========

18.   PARENT COMPANY FINANCIAL STATEMENTS

      Condensed Statements of Financial Condition at December 31, 2003 and 2002 and Condensed Statements of Operations and Condensed Statements of Cash Flows for each of the years in the three-year period ended December 31, 2003 are shown below:

                    LEVITT CORPORATION (PARENT COMPANY ONLY)
                   CONDENSED STATEMENTS OF FINANCIAL CONDITION
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                 DECEMBER 31,
                                                            ----------------------
                                                              2003         2002
                                                            ---------    ---------
                       ASSETS
Cash and cash equivalents                                   $   1,891          684
Inventory of real estate                                        1,287        1,049
Investments in real estate joint ventures                        (322)         877
Investment in subsidiaries                                    175,996      143,385
Other assets                                                    2,956        3,159
                                                            ---------    ---------
 Total assets                                               $ 181,808      149,154
                                                            =========    =========

        LIABILITIES AND SHAREHOLDER'S EQUITY

Accounts payable and accrued liabilities                    $   1,186        1,066
Notes and mortgage notes payable                               12,209       10,500
Notes and mortgage notes payable due to affiliates             43,500       30,000
Deferred tax liabilities                                         (539)          55
                                                            ---------    ---------
 Total liabilities                                             56,356       41,621

Shareholder's equity:
Preferred stock, $0.01 par value
  Authorized: 5,000,000 shares and no shares
  Issued and outstanding: no shares                                --           --
Common stock, $0.01 par value
  Authorized: no shares and 10,000 shares
  Issued and outstanding: no shares and 100 shares                 --           --
Common Stock, Class A, $0.01 par value
  Authorized: 50,000,000 shares and no shares
  Issued and outstanding: 13,597,166 shares and no shares         136           --
Common stock, Class B, $0.01 par value
  Authorized: 10,000,000 shares and no shares
  Issued and outstanding: 1,219,031 shares and no shares           12           --
Additional paid-in capital                                     67,855       68,402
Retained earnings                                              57,020       39,537
                                                            ---------    ---------
Total shareholder's equity before accumulated
other comprehensive income                                    125,023      107,939
Accumulated other comprehensive income                            429         (406)
                                                            ---------    ---------
 Total shareholder's equity                                   125,452      107,533
                                                            ---------    ---------
 Total liabilities and shareholder's equity                 $ 181,808      149,154
                                                            =========    =========

                    LEVITT CORPORATION (PARENT COMPANY ONLY)
                       CONDENSED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                            YEAR ENDED DECEMBER 31,
                                                       ---------------------------------
                                                         2003        2002        2001
                                                       --------    --------    --------
Revenues                                               $    127         (90)        981
Costs and expenses                                        5,671       4,473       2,702
                                                       --------    --------    --------
Loss before income taxes                                 (5,544)     (4,563)     (1,721)
Benefit for income taxes                                 (2,143)     (1,554)       (664)
                                                       --------    --------    --------
Loss before undistributed earnings from subsidiaries     (3,401)     (3,009)     (1,057)
Earnings from subsidiaries                               30,221      22,521       8,579
                                                       --------    --------    --------
Net income                                             $ 26,820      19,512       7,522
                                                       ========    ========    ========

                    LEVITT CORPORATION (PARENT COMPANY ONLY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                    YEAR ENDED DECEMBER 31,
                                                               --------------------------------
                                                                 2003        2002        2001
                                                               --------    --------    --------
OPERATING ACTIVITIES:
         Net income                                            $ 26,820      19,512       7,522
Adjustments to reconcile net income to net cash
(used in) provided by operating activities:
      Decrease in deferred income taxes                            (594)       (214)        (41)
      Equity from earnings in subsidiaries                      (30,221)    (22,521)     (8,579)
      Equity from (earnings) loss in joint ventures                  (4)        322        (122)
      Classification of debt issue costs to financing               791          --          --
      Changes in operating assets and liabilities:
         (Increase) decrease in inventory of real estate           (238)         36         119
         Decrease (increase) in other assets                        203      (1,760)      3,453
         Increase (decrease) in accounts payable,
         accrued expenses and other liabilities                     (81)      1,066      (1,471)
                                                               --------    --------    --------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES              (3,324)     (3,559)        881
                                                               --------    --------    --------

INVESTING ACTIVITIES:
      Distributions and advances from
       real estate joint ventures                                 1,463       1,321       2,195
      Investment in real estate joint ventures                     (260)         --          --
      Dividends received from subsidiaries                        5,793       2,277       7,645
      Investment in subsidiaries                                   (733)    (56,624)     (6,985)
                                                               --------    --------    --------
NET CASH PROVIDED BY (USED IN) BY INVESTING ACTIVITIES            6,263     (53,026)      2,855
                                                               --------    --------    --------

FINANCING ACTIVITIES:
      Proceeds from notes and mortgage payable to affiliates         --      30,000          --
      Repayment of notes and mortgage notes payable              (2,100)     (1,900)     (1,600)
      Proceeds from notes payable                                 1,309          --          --
      Debt issuance costs                                          (791)         --          --
      Stock issuance costs                                         (150)         --          --
      Contributed capital from BankAtlantic Bancorp, Inc.            --      18,618          --
                                                               --------    --------    --------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES              (1,732)     46,718      (1,600)
                                                               --------    --------    --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  1,207      (9,867)      2,136
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF PERIOD                684      10,551       8,415
                                                               --------    --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $  1,891         684      10,551
                                                               ========    ========    ========

      Cash dividends received from subsidiaries were $5.8 million, $2.3 million and $7.6 million for the years ended December 31, 2003, 2002 and 2001, respectively. Some subsidiaries' borrowings contain covenants that, among other things, have the effect of limiting dividends that can be paid.

19.   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

      The following tables summarize the quarterly results of operations for the years ended December 31, 2003 and 2002. Due to rounding, the sum of the quarterly earnings per share amounts may not equal the earnings per share reported for the year:

                                                             YEAR ENDED DECEMBER 31, 2003
                                          ---------------------------------------------------------------
                                            FIRST         SECOND       THIRD        FOURTH       TOTAL
                                           QUARTER       QUARTER      QUARTER      QUARTER       2003
                                          ----------    ----------   ----------   ----------   ----------
REVENUES
Sales of real estate                      $   52,964        67,039       64,930       98,125      283,058
Other revenues                                   404           577          607          878        2,466
                                          ----------    ----------   ----------   ----------   ----------
Total Revenues                                53,368        67,616       65,537       99,003      285,524
                                          ----------    ----------   ----------   ----------   ----------

COSTS AND EXPENSES
Cost of sales of real estate                  39,524        49,151       46,487       74,269      209,431
Other costs and expenses                       8,674        10,894       10,567       13,816       43,951
                                          ----------    ----------   ----------   ----------   ----------
Total Costs and Expenses                      48,198        60,045       57,054       88,085      253,382
                                          ----------    ----------   ----------   ----------   ----------
                                               5,170         7,571        8,483       10,918       32,142
Earnings from Bluegreen Corporation             (134)        1,940        3,350        2,277        7,433
Other income                                     333           852          647        1,813        3,645
                                          ----------    ----------   ----------   ----------   ----------
Income before income taxes                     5,369        10,363       12,480       15,008       43,220
Provision (benefit) for income taxes           2,075         3,997        4,819        5,509       16,400
                                          ----------    ----------   ----------   ----------   ----------
Net income                                $    3,294         6,366        7,661        9,499       26,820
                                          ==========    ==========   ==========   ==========   ==========

Basic earnings per share                  $     0.22          0.43         0.52         0.64         1.81
Diluted earnings per share                $     0.13          0.52         0.50         0.63         1.77
Weighted average shares outstanding           14,816        14,816       14,816       14,816       14,816
Diluted shares outstanding                    14,816        14,816       14,816       14,816       14,816

                                                            YEAR ENDED DECEMBER 31, 2002
                                          ---------------------------------------------------------------
                                            FIRST         SECOND       THIRD        FOURTH       TOTAL
                                           QUARTER       QUARTER      QUARTER      QUARTER        2002
                                          ----------    ----------   ----------   ----------   ----------
REVENUES
Sales of real estate                      $   37,853        46,864       40,980       82,111      207,808
Other revenues                                   271           369          393          562        1,595
                                          ----------    ----------   ----------   ----------   ----------
Total Revenues                                38,124        47,233       41,373       82,673      209,403
                                          ----------    ----------   ----------   ----------   ----------

COSTS AND EXPENSES
Cost of sales of real estate                  27,062        35,743       32,588       64,282      159,675
Other costs and expenses                       6,417         8,306        7,416        9,920       32,059
                                          ----------    ----------   ----------   ----------   ----------
Total Costs and Expenses                      33,479        44,049       40,004       74,202      191,734
                                          ----------    ----------   ----------   ----------   ----------
                                               4,645         3,184        1,369        8,471       17,669
Earnings from Bluegreen Corporation               --         1,522          941        2,107        4,570
Other income                                   1,643         1,099          526          259        3,527
                                          ----------    ----------   ----------   ----------   ----------
Income before income taxes                     6,288         5,805        2,836       10,837       25,766
Provision (benefit) for income taxes           2,212         1,127          336        2,579        6,254
                                          ----------    ----------   ----------   ----------   ----------
Net income                                $    4,076         4,678        2,500        8,258       19,512
                                          ==========    ==========   ==========   ==========   ==========

Basic earnings per share                  $     0.28          0.32         0.17         0.56         1.32
Diluted earnings per share                $     0.28          0.31         0.16         0.55         1.30
Weighted average shares outstanding           14,816        14,816       14,816       14,816       14,816
Diluted shares outstanding                    14,816        14,816       14,816       14,816       14,816

20.   EQUITY TRANSACTIONS

      As the Company's sole shareholder, BankAtlantic Bancorp in December 2003 approved the adoption of the Company's Amended and Restated Articles of Incorporation and Amended and Restated By-Laws. Upon the effectiveness of the Amended and Restated Articles of Incorporation each share of the Company's common stock outstanding on December 22, 2003 was exchanged for approximately 133,981.076 shares of Class A common stock and approximately 12,010.158 shares of Class B common stock. The resulting 13,599,079 shares of Class A common stock and 1,219,031 shares of Class B common stock were distributed by BankAtlantic Bancorp to its shareholders on December 31, 2003 to effectuate the spin-off of the Company from BankAtlantic Bancorp. No fractional shares were distributed in the spin-off and, accordingly, an aggregate of approximately 1,913 shares of Class A common stock were retired as part of the spin-off transaction for an aggregate price of approximately $39,000.

21.   SUBSEQUENT EVENT

      On February 23, 2004, the Company filed a registration statement on Form S-3 for a proposed underwritten public offering of up to 5,750,000 shares of Class A common stock.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      On January 7, 2003, BankAtlantic Bancorp dismissed KPMG LLP as its independent public accountants effective upon completion of the audit of the BankAtlantic Bancorp fiscal year ended December 31, 2002. In connection therewith, KPMG LLP declined to perform the separate audit of Levitt Corporation for the year ended December 31, 2002. The reports of KPMG LLP on the financial statements of Levitt Corporation for the two years ended December 31, 2001 and 2000 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. The decision for BankAtlantic Bancorp, Inc. to change accountants was approved by the Audit Committee of the Board of Directors of BankAtlantic Bancorp. In connection with its audits for the fiscal years ended December 31, 2001 and 2000, and through January 7, 2003, there had been no disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, auditing scope or procedure, which disagreements if not resolved to the satisfaction of KPMG LLP would have caused them to make reference thereto in their report on the financial statements for such years.

      PricewaterhouseCoopers ("PWC") was engaged as Levitt Corporation's principal independent public accountants for the audit of the December 31, 2002 financial statements. PWC was engaged as BankAtlantic Bancorp's principal independent public accountant for the audit of the December 31, 2003 financial statements. During the three most recent fiscal years and through January 7, 2003, Levitt Corporation had not consulted with PWC regarding either (i) the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on Levitt Corporation's financial statements; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304 (a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item (a)(1)(v) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

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

Changes in Internal Controls

      In addition, we reviewed our internal control over financial reporting, and there have been no significant changes in our internal control over financial reporting or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

Limitations on the Effectiveness of Controls

      Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures and internal controls will prevent all errors and all improper conduct. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of improper conduct, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

      Further, the design of any system of controls also is based in part upon assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

CEO and CFO Certifications

Appearing as Exhibits 31.1 and 31.2 to this report are Certifications of the principal executive officer and the principal financial officer. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002. This Item of this report, which you are currently reading, is the information concerning the evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the
Section 302 Certifications for a more complete understanding of the topics presented.

                                    PART III

      Items 10 through 14 are incorporated by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the year covered by this Form 10-K, or, alternatively, by amendment to this Form 10-K under cover of Form 10K/A not later than the end of such 120 day period.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   Documents Filed as Part of this Report:

      (1)   Financial Statements

            The following consolidated financial statements of Levitt Corporation and its subsidiaries are included herein under Part II,
            Item 8 of this Report.

                  Independent Certified Public Accountants' Report of PricewaterhouseCoopers LLP dated March 29, 2004

                  Independent Auditors' Report of KPMG LLP dated January 29, 2002, except for Note 16 as to which the date is March 7, 2002

                  Consolidated Statements of Financial Condition as of December 31, 2003 and 2002.

                  Consolidated Statements of Operations for each of the years in the three year period ended December 31, 2003.

                  Consolidated Statements of Shareholders' Equity and Comprehensive Income for each of the years in the three year period ended December 31, 2003.

                  Consolidated Statements of Cash Flows for each of the years in the three year period ended December 31, 2003.

                  Notes to Consolidated Financial Statements for each of the years in the three year period ended December 31, 2003.

      (2)   Financial Statement Schedules

            All schedules are omitted as the required information is either not applicable or presented in the financial statements or related notes.

      (3)   Exhibits

            The following exhibits are either filed as a part of this Report or are incorporated herein by reference to documents previously filed as indicated below:

EXHIBIT
NUMBER     DESCRIPTION                                                       REFERENCE
--------   ---------------------------------------------------------------   -----------------------------------------------------
3.1        Amended and Restated Articles of Incorporation                    Exhibit 2.1 to the Registrant's Registration
                                                                             Statement on Form 8-A, filed on December 12, 2003

3.2        Amended and Restated By-laws                                      Exhibit 2.2 to the Registrant's Registration
                                                                             Statement on Form 8-A, filed on December 12, 2003

10.1       Loan Agreement dated as of September 15, 2000 by and between      Exhibit 10.1 to the Registrant's Registration
           the Company and Ohio Savings Bank.                                Statement on Form S-1, filed on February 14, 2003.

10.2       Amended and Restated Loan Agreement dated as of March 22, 2002    Exhibit 10.2 to the Registrant's Registration
           by and between Levitt and Sons, LLC and Ohio Savings Bank.        Statement on Form S-1, filed on February 14, 2003.

10.3       Amendment to Loan Documents dated as of August 13, 2002 by and    Exhibit 10.3 to the Registrant's Registration
           between Levitt and Sons, LLC and Ohio Savings Bank.               Statement on Form S-1, filed on February 14, 2003.

10.4       Second Amendment to Loan Agreement dated as of May 15, 2003       Filed with this Report.
           by and between Levitt and Sons, LLC and Ohio Savings Bank.

10.5       Third Amendment to Loan Documents dated as of July 31, 2003       Filed with this Report.
           by and between Levitt and Sons, LLC and Ohio Savings Bank.

10.6       Mortgage and Security Agreement dated as of September 20, 2001    Exhibit 10.4 to the Registrant's Registration
           by and among St. Lucie West Development Corp., Lake Charles       Statement on Form S-1, filed on February 14, 2003.
           Development Corp. and First Union National Bank.

10.7       Note, Mortgage and Loan Documents Modification and Spreader       Exhibit 10.5 to the Registrant's Registration
           Agreement dated as of January 6, 2003 by and among St. Lucie      Statement on Form S-1, filed on February 14, 2003.
           West Development Company, LLC, Lake Charles Development
           Company, LLC and Wachovia Bank, National Association.

10.8       Brittany Bay at Andros Isle, Ltd. Limited Partnership             Exhibit 10.7 to the Registrant's Registration
           Agreement.                                                        Statement on Form S-1, filed on February 14, 2003.

10.9       Limited Partnership Agreement of Third Street Partners, Ltd.      Exhibit 10.9 to the Registrant's Registration
                                                                             Statement on Form S-1, filed on February 14, 2003.

10.10      First Amendment to Limited Partnership Agreement of Third         Exhibit 10.10 to the Registrant's Registration
           Street Partners, Ltd.                                             Statement on Form S-1, filed on February 14, 2003.

10.11      Second Amendment to Limited Partnership Agreement of Third        Exhibit 10.11 to the Registrant's Registration
           Street Partners, Ltd.                                             Statement on Form S-1, filed on February 14, 2003.

10.12      Third Amendment to Limited Partnership Agreement of Third         Exhibit 10.12 to the Registrant's Registration
           Street Partners, Ltd.                                             Statement on Form S-1, filed on February 14, 2003.

10.13      Levitt Corporation 2003 Stock Incentive Plan                      Filed with this Report.

12.1       Statement re: computation of ratios - Ratio of earnings to        Filed with this Report.
           fixed charges

21.1       Subsidiaries of the Registrant                                    Filed with this Report.

23.1       Consent of PricewaterhouseCoopers LLP                             Filed with this Report.

23.2       Consent of KPMG LLP                                               Filed with this Report.

23.3       Consent of Ernst & Young LLP                                      Filed with this Report.

31.1       Certification pursuant to Section 302 of the Sarbanes-Oxley       Filed with this Report.
           Act of 2002

31.2       Certification pursuant to Section 302 of the Sarbanes-Oxley       Filed with this Report.
           Act of 2002


32.1       Certification pursuant to 18 U.S.C. Section 1350, as Adopted      Filed with this Report.
           Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2       Certification pursuant to 18 U.S.C. Section 1350, as Adopted      Filed with this Report.
           Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      (b)   Reports on Form 8-K

            Form 8-K filed on December 5, 2003, to disclose that the board of directors of BankAtlantic Bancorp, Inc. had authorized the spin-off of the Company.

      (c)   Exhibits - See Item 15(a)(3) above.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            LEVITT CORPORATION


March 29, 2004                              By: /s/Alan B. Levan
                                               ----------------------------
                                            Alan B. Levan
                                            Chairman of the Board of Directors,
                                            Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                                                                                      DATE
                                                                                                      ----
SIGNATURE                                   TITLE
/s/ Alan B. Levan                           Chairman of the Board and Chief Executive                 March 29, 2004
----------------------------------          Officer (Principal Executive Officer)
Alan B. Levan

/s/ John E. Abdo                            Vice-Chairman of the Board and President                  March 29, 2004
----------------------------------
John E. Abdo

/s/ Glen R. Gilbert                         Executive Vice President and Chief Financial              March 29, 2004
----------------------------------          Officer (Principal Financial and Accounting Officer)
Glen R. Gilbert

/s/ James Blosser                           Director                                                  March 29, 2004
----------------------------------
James Blosser

/s/ William F. Scherer                      Director                                                  March 29, 2004
----------------------------------
William F. Scherer

/s/ Darwin C. Dornbush                      Director                                                  March 29, 2004
----------------------------------
Darwin C. Dornbush

/s/ S. Lawrence Kahn, III                   Director                                                  March 29, 2004
----------------------------------
S. Lawrence Kahn, III

/s/ William R. Nicholson                    Director                                                  March 29, 2004
----------------------------------
William R. Nicholson

/s/ Joel Levy                               Director                                                  March 29, 2004
----------------------------------
Joel Levy

                                INDEX TO EXHIBITS

EXHIBIT          DESCRIPTION
-------          -----------
10.4             Second Amendment to Loan Agreement dated as of May 15, 2003 by and between Levitt and
                 Sons, LLC and Ohio Savings Bank

10.5             Third Amendment to Loan Documents dated as of July 31, 2003 by and between Levitt and
                 Sons, LLC and Ohio Savings Bank

10.13            Levitt Corporation 2003 Stock Incentive Plan

12.1             Statement re: computation of ratios - Ratio of earnings to fixed charges

21.1             Subsidiaries of the Registrant

23.1             Consent of PricewaterhouseCoopers LLP

23.2             Consent of KPMG LLP

23.3             Consent of Ernst & Young LLP

31.1             Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2             Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1             Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
                 Sarbanes-Oxley Act of 2002

32.2             Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
                 Sarbanes-Oxley Act of 2002