Form 10-Q
period 2004-03-31
LEVITT CORP
filed 2004-05-17
CIK 1218320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2004

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number
001-31931

Levitt Corporation

(Exact name of registrant as specified in its Charter)

Florida (State or other jurisdiction of incorporation or organization)	11-3675068 (I.R.S. Employer Identification No.)

1750 East Sunrise Boulevard Ft. Lauderdale, Florida (Address of principal executive offices)	33304 (Zip Code)

(954) 760-5200
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [  ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Indicate the number of shares outstanding for each of the Registrant’s classes of common stock, as of May 12, 2004:

Class of Common Stock	Shares Outstanding
Class A Common Stock, $0.01 par value	18,597,166
Class B Common Stock, $0.01 par value	1,219,031

Levitt Corporation and Subsidiaries
Index to Consolidated Financial Statements

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements:
Consolidated Statements of Financial Condition as of March 31, 2004 and December 31, 2003 – Unaudited
Consolidated Statements of Operations for the three month periods ended March 31, 2004 and 2003 — Unaudited
Consolidated Statements of Comprehensive Income for the three month periods ended March 31, 2004 and 2003 — Unaudited
Consolidated Statements of Shareholders’ Equity for the three month period ended March 31, 2004 — Unaudited
Consolidated Statements of Cash Flows for the three month periods ended March 31, 2004 and 2003 – Unaudited
Notes to Unaudited Consolidated Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Item 4.	Controls and Procedures
PART II.	OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K
SIGNATURES
Sec 302 Chief Executive Officer Certification
Sec 302 Chief Financial Officer Certification
Sec 906 Chief Executive Officer Certification
Sec 906 Chief Financial Officer Certification

Levitt Corporation

Consolidated Statements of Financial Condition — Unaudited
(In thousands except share data)

	March 31,	December 31,
	2004	2003
Assets
Cash and cash equivalents	$45,851	35,965
Restricted cash	3,600	3,384
Notes receivable	4,988	5,163
Inventory of real estate	268,410	257,556
Investments in real estate joint ventures	6,275	4,106
Investment in Bluegreen Corporation	72,496	70,852
Other assets	17,109	15,034
Deferred tax asset, net	—	654

Total assets	$418,729	392,714

Liabilities and Shareholders’ Equity
Accounts payable and accrued liabilities	$40,637	39,987
Customer deposits	58,797	52,134
Current income tax payable	8,018	1,024
Notes and mortgage notes payable	111,512	111,625
Notes and mortgage notes payable to affiliates	60,630	61,618
Development bonds payable	764	850
Deferred tax liability, net	74	—

Total liabilities	280,432	267,238
Minority interest in consolidated real estate joint ventures	59	24
Shareholders’ equity:
Preferred stock, $0.01 par value
Authorized: 5,000,000 shares
Issued and outstanding: no shares	—	—
Class A Common Stock, $0.01 par value
Authorized: 50,000,000 shares
Issued and outstanding: 13,597,166 and 13,597,166 shares, respectively	136	136
Class B Common Stock, $0.01 par value
Authorized: 10,000,000 shares
Issued and outstanding: 1,219,031 and 1,219,031 shares, respectively	12	12
Additional paid-in capital	67,678	67,855
Retained earnings	70,075	57,020
Accumulated other comprehensive income	337	429

Total shareholders’ equity	138,238	125,452

Total liabilities and shareholders’ equity	$418,729	392,714

See accompanying notes to unaudited consolidated financial statements.

Levitt Corporation

Consolidated Statements of Operations — Unaudited
For the Three Months Ended March 31, 2004 and 2003
(In thousands, except per share data)

	Three Months
	Ended March 31,
	2004	2003
Revenues:
Sales of real estate	$98,523	52,964
Title and mortgage operations	970	404

Total revenues	99,493	53,368

Costs and expenses:
Cost of sales of real estate	69,665	39,524
Selling, general and administrative expenses	14,047	8,020
Interest expense, net	58	241
Other expenses	616	292
Minority interest	25	121

Total costs and expenses	84,411	48,198

	15,082	5,170
Earnings (loss) from Bluegreen Corporation	2,086	(134)
Earnings (loss) from real estate joint ventures	3,607	(313)
Interest and other income	478	646

Income before income taxes	21,253	5,369
Provision for income taxes	8,198	2,075

Net income	$13,055	3,294

Earnings per common share:
Basic	$0.88	0.22
Diluted	$0.87	0.22
Weighted average common shares outstanding:
Basic	14,816	14,816
Diluted	14,852	14,816

See accompanying notes to unaudited consolidated financial statements.

Levitt Corporation

Consolidated Statements of Comprehensive Income — Unaudited
(In thousands)

	Three Months
	Ended March 31,
	2004	2003
Net income	$13,055	3,294
Other comprehensive income:
Pro-rata share of unrealized (loss) gain recognized by Bluegreen on retained interests in notes receivable sold, net of tax	(92)	406

Comprehensive income	$12,963	3,700

See accompanying notes to unaudited consolidated financial statements.

Levitt Corporation

Consolidated Statements of Shareholders’ Equity – Unaudited
For the Three Months Ended March 31, 2004
(In thousands)

					Accumulated
					Compre-
	Class A	Class B	Additional		hensive
	Common	Common	Paid-In	Retained	Income
	Stock	Stock	Capital	Earnings	(Loss)	Total
Balance at December 31, 2003	$136	12	67,855	57,020	429	125,452
Net income	—	—	—	13,055	—	13,055
Other comprehensive income, net of tax	—	—	—	—	(92)	(92)
Issuance of Bluegreen common stock, net of tax	—	—	(177)	—	—	(177)

Balance at March 31, 2004	$136	12	67,678	70,075	337	138,238

See accompanying notes to unaudited consolidated financial statements.

Levitt Corporation

Consolidated Statements of Cash Flows — Unaudited
(In thousands)

	Three Months
	Ended March 31,
	2004	2003
Operating activities:
Net income	$13,055	3,294
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	252	102
Minority interest expense	25	121
Increase in deferred income taxes	901	502
(Earnings) loss from Bluegreen Corporation	(2,086)	134
(Earnings) loss from real estate joint ventures	(3,607)	313
Write-off of debt offering costs	117	—
Changes in operating assets and liabilities:
Increase in restricted cash	(216)	(43)
Increase in inventory of real estate	(10,854)	(16,143)
Decrease (increase) in notes receivable	175	(123)
Increase in other assets	(2,134)	(1,089)
Increase in accounts payable, accrued expenses and other liabilities	14,307	7,538

Net cash provided by (used in) operating activities	9,935	(5,394)

Investing activities:
Investment in real estate joint ventures	(35)	(536)
Distributions from real estate joint ventures	1,473	391
Other	(193)	(133)

Net cash provided by (used in) investing activities	1,245	(278)

Financing activities:
Proceeds from notes and mortgage notes payable	35,525	42,916
Proceeds from notes and mortgage notes payable to affiliates	10,167	7,732
Repayment of notes and mortgage notes payable	(35,638)	(24,041)
Repayment of notes and mortgage notes payable to affiliates	(11,155)	(9,014)
Repayment of development bonds payable	(86)	(3,095)
Debt issue costs	(117)	—
Change in minority interest in consolidated real estate joint ventures	10	75

Net cash (used in) provided by financing activities	(1,294)	14,573

Increase in cash and cash equivalents	9,886	8,901
Cash and cash equivalents at the beginning of period	35,965	16,014

Cash and cash equivalents at end of period	$45,851	24,915

(Continued)

Levitt Corporation
Consolidated Statements of Cash Flows — Unaudited
(In thousands)

	Three Months
	Ended March 31,
	2004	2003
Supplemental cash flow information
Interest paid on borrowings	$1,767	2,261
Income taxes paid	$300	1,286
Supplemental disclosure of non-cash operating, investing and financing activities:
Change in shareholders’ equity resulting from the change in other comprehensive (loss) gain, net of taxes	$(92)	406
Change in shareholders’ equity from the net effect of Bluegreen’s capital transactions, net of taxes	$(177)	—

See accompanying notes to unaudited consolidated financial statements.

Levitt Corporation

Notes to Unaudited Consolidated Financial Statements

1. Presentation of Interim Financial Statements

     Levitt Corporation (the “Company”) is the parent company to other entities operating in the real estate development and homebuilding industries. The Company engages in real estate activities through Levitt and Sons, LLC, a developer of single family home communities and condominiums (“Levitt and Sons”); Core Communities, LLC, a land and master-planned community developer (“Core Communities”); an equity investment in Bluegreen Corporation, a New York Stock Exchange-listed company engaged in the acquisition, development, marketing and sale of ownership interests in primarily drive-to vacation resorts, and the development and sale of golf communities and residential land (“Bluegreen”); and other operations which include Levitt Commercial, LLC, a developer of commercial properties (“Levitt Commercial”), and investments in real estate joint ventures.

     The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. Certain items in prior period financial statements have been reclassified to conform to the current presentation. These financial statements should be read in conjunction with the Company’s consolidated financial statements and footnotes thereto included in the company’s annual report on form 10-K for the year ended December 31, 2003.

2. Stock Based Compensation

     The Company accounts for stock option grants under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for stock issued to Employees, and related Interpretations. No compensation expense is recognized because all stock options granted have exercise prices not less than market value of the Company’s stock on the date of grant.

     The following table illustrates the effect on net earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended SFAS 148, Accounting for Stock-Based compensation – Transition and Disclosure, to stock-based employee compensation (in thousands, except per share data):

	For the Three Months
	Ended March 31,
	2004	2003
Pro forma net income
Net income, as reported	$13,055	3,294
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related income tax effects and minority interest	(407)	—

Pro forma net income	$12,648	3,294

Basic earnings per share:
As reported	$0.88	0.22
Pro forma	$0.85	0.22
Diluted earnings per share:
As reported	$0.87	0.22
Pro forma	$0.84	0.22

3. Inventory of Real Estate

     Inventory of real estate is summarized as follows (in thousands):

	March 31,	December 31,
	2004	2003
Land and land development costs	$164,536	174,142
Construction cost	89,382	67,895
Other costs	14,492	15,519

	$268,410	257,556

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

	Three Months Ended
	March 31,
	2004	2003
Interest incurred to non-affiliates	$1,360	1,556
Interest incurred to affiliates	634	600
Interest capitalized	(1,936)	(1,915)

Interest expense, net	$58	241

Interest included in cost of sales	$1,800	1,202

5. Investment in Bluegreen Corporation

     During April 2002, the Company acquired approximately 8.3 million shares of the outstanding common stock of Bluegreen for an aggregate purchase price of approximately $53.8 million. In December 2003, the Company acquired an additional 1.2 million shares of Bluegreen from BankAtlantic Bancorp in exchange for a $5.5 million one year note (which was subsequently repaid in April 2004) and additional shares of the Company’s common stock. The Company accounts for its investment in Bluegreen under the equity method. The cost of this investment is adjusted to recognize the Company’s interest in the earnings or losses of Bluegreen subsequent to the acquisition. As of March 31, 2004, the Company’s investment represented approximately 37% of the outstanding common stock of Bluegreen.

     Bluegreen’s condensed balance sheets and condensed statements of income are as follows (in thousands):

Condensed Consolidated Balance Sheet

	March 31,	December 31,
	2004	2003
Total assets	$577,934	570,406

Total liabilities	375,512	378,878
Minority interest	5,465	4,648
Total shareholders’ equity	196,957	186,880

Total liabilities and shareholders’ equity	$577,934	$570,406

Condensed Consolidated Statements of Income

	Three Months Ended
	March 31,	March 31,
	2004	2003
Revenues	$107,217	80,882
Cost and expenses	98,745	76,967

Income before minority interest and provision for income taxes	8,472	3,915
Minority interest	829	457

Income before provision for income taxes	7,643	3,458
Provision for income taxes	2,943	1,331

Net income	$4,700	$2,127

6. Notes and Mortgage Notes Payable

     On September 30, 2003 the SEC declared effective the Company’s Registration Statement on Form S-1 for the public offering of up to $100 million of unsecured subordinated investment notes. The investment notes are unsecured obligations of the Company and are subordinated to substantially all other liabilities. In late 2003, the Company ceased advertising the offering, and in March 2004, the unsold notes were deregistered. Approximately $3.2 million of investment notes were outstanding as of March 31, 2004.

7. Commitments and Contingencies

     At March 31, 2004, the Company had $156.4 million of commitments to purchase properties for development, approximately $12.5 million of which is subject to due diligence and satisfaction of certain requirements and conditions, including financing contingencies. The following table summarizes certain information relating to outstanding purchase contracts.

	Purchase		Units/	Expected
	Price		Acres	Closing
Levitt and Sons	$75.0	million	4,520 units	2004
Core Communities	$80.6	million	4,456 acres	2004
Levitt Commercial	$836,000		22 units	2004

     At March 31, 2004, cash deposits of approximately $4.3 million secured the Company’s commitments under these contracts. Included in the table above are $23.5 million of commitments by Levitt and Sons to purchase properties from Core Communities in arm’s-length transactions.

8. Litigation

     On December 29, 2000, Smith & Company, Inc. (“Smith”) filed an action against Levitt-Ansca Towne Partnership, a Florida limited partnership (“Partnership”), Bellaggio by Levitt Homes, Inc., a Florida corporation and a wholly owned subsidiary of Levitt and Sons, LLC which holds a 50% interest in the Partnership (“BLHI”, now known as Bellaggio by Levitt and Sons, LLC, a Florida limited liability company), Bellaggio by Ansca, Inc., a/k/a Bellaggio by Ansca Homes, Inc., and Liberty Mutual Insurance Company (collectively, the foregoing parties are “Defendants”). The suit arose out of an August 2000 contract between Smith and the Partnership. The Complaint alleged, among other things, wrongful termination, breach and failure to pay for extra work performed outside the scope of the contract. The Partnership denied the claims, asserted defenses and asserted a number of counterclaims. The case was tried before a jury, and on March 7, 2002, the jury returned a verdict against the Partnership. The court entered a judgment of $3.68 million against the Defendants of which BLHI’s share of potential liability is estimated at $2.6 million. The Partnership appealed the verdict, and on April 14, 2004 the District Court of Appeal in the Fourth District in the State of Florida reversed the judgment with respect to damages and remanded the case back to the trial court for a re-trial on damages only. At March 31, 2004, the Company’s financial statements included a $2.6 million accrual in other liabilities associated with this suit and $3.6 million in restricted cash to secure the appeal bond previously posted.

9. Segment Reporting

     Operating segments are components of an enterprise about which separate financial information is available that is regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has four reportable business segments: Levitt and Sons, Core Communities, Investment in Bluegreen, and Other Operations. The Company evaluates segment performance primarily based on net income after tax. The information provided for segment reporting is based on management’s internal reports. The accounting policies of the segments are generally the same as those described in the summary of significant accounting policies. The elimination entries consist primarily of inter-company sales of real estate between Core Communities and Levitt and Sons and the cost of sales associated with those transactions, recorded in each case based upon terms that management believes would be attained in an arm’s-length transaction. The presentation and allocation of assets, liabilities and results of operations may not reflect the actual economic costs of the segments as stand-alone businesses. If a different basis of allocation were utilized, the relative contributions of the segments might differ, but management believes that the relative trends in segments would likely not be impacted.

The tables below present unaudited segment information as of and for the three months ended March 31, 2004 and 2003 (in thousands).

	Levitt and	Core	Investment	Other
2004	Sons	Communities	in Bluegreen	Operations	Eliminations	Total
Revenues
Sales of real estate	$78,664	19,321	—	538	—	98,523
Title and mortgage operations	970	—	—	—	—	970

Total revenues	79,634	19,321	—	538	—	99,493

Costs and expenses
Cost of sales of real estate	$61,475	7,968	—	727	(505)	69,665
Selling, general and administrative	9,292	2,588	—	2,167	—	14,047
Interest expense, net	—	58	—	—	—	58
Other expenses	617	—	—	(1)	—	616
Minority interest	—	—	—	25	—	25

Total costs and expenses	71,384	10,614	—	2,918	(505)	84,411

	8,250	8,707	—	(2,380)	505	15,082
Earnings from Bluegreen Corporation	—	—	2,086	—	—	2,086
Earnings from real estate joint ventures	1,509	—	—	2,098	—	3,607
Interest and other income	43	405	—	30	—	478

Income (loss) before income taxes	9,802	9,112	2,086	(252)	505	21,253
Provision (benefit) for income taxes	3,781	3,515	805	(98)	195	8,198

Net income (loss)	$6,021	5,597	1,281	(154)	310	13,055

Inventory of real estate	$221,189	43,594	—	8,638	(5,011)	268,410

Total assets	$246,338	89,149	72,496	15,757	(5,011)	418,729

Notes, mortgage notes and bonds payable	$100,248	15,022	—	57,637	—	172,906

	Levitt and	Core	Investment	Other
2003	Sons	Communities	in Bluegreen	Operations	Eliminations	Total
Revenues:
Sales of real estate	$37,633	11,909	—	3,422	—	52,964
Title and mortgage operations	404	—	—	—	—	404

Total revenues	38,037	11,909	—	3,422	—	53,368

Costs and expenses:
Cost of sales of real estate	$29,153	7,226	—	3,145	—	39,524
Selling, general and administrative	5,937	1,252	—	831	—	8,020
Interest expense, net	—	233	—	8	—	241
Other expenses	292		—	—	—	292
Minority Interest	—	—	—	121	—	121

Total costs and expenses	35,382	8,711	—	4,105	—	48,198

	2,655	3,198	—	(683)	—	5,170
Loss from Bluegreen Corporation	—	—	(134)	—	—	(134)
Loss from real estate joint ventures	(141)	—	—	(172)	—	(313)
Interest and other income	118	431	—	97	—	646

Income (loss) before income taxes	2,632	3,629	(134)	(758)	—	5,369
Provision (benefit) for income taxes	1,019	1,400	(52)	(292)	—	2,075

Net income (loss)	$1,613	2,229	(82)	(466)	—	3,294

Inventory of real estate	$162,837	53,140	—	4,833	(6,541)	214,269

Total assets	$182,809	79,872	57,866	6,509	(5,635)	321,421

Notes, mortgage notes and bonds payable	$104,982	14,876	—	42,112	—	161,970

10. Parent Company Financial Statements

     Condensed Statements of Financial Condition at March 31, 2004 and December 31, 2003, and Condensed Statements of Operations for the three months ended March 31, 2004 and 2003 are shown below (in thousands):

Condensed Statements of Financial Condition

	March 31,	December 31,
	2004	2003
Total assets	$195,678	181,808

Total liabilities	57,440	56,356
Total shareholders’ equity	138,238	125,452

Total liabilities and shareholders’ equity	$195,678	181,808

Condensed Statements of Operations

	Three Months
	Ended March 31,
	2004	2003
Revenues	$12	9
Costs and expenses	2,157	895

Loss before income taxes	(2,145)	(886)
Benefit for income taxes	(827)	(342)

Loss before equity from income in wholly owned subsidiaries, net of tax	(1,317)	(544)
Earnings from wholly owned subsidiaries, net of tax	11,802	4,026
Earnings (loss) from Bluegreen, net of tax	1,281	(82)
Earnings (loss) from real estate joint ventures, net of tax	1,289	(106)

Net income	$13,055	3,294

     Cash dividends received from subsidiaries for the three months ended March 31, 2004 and 2003 were $914,000 and $1.4 million, respectively. Some subsidiaries’ borrowings contain covenants that, among other things, have the effect of limiting dividends that can be paid.

11. New Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). In December 2003, the FASB issued Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”), which replaces FIN 46. FIN 46R addresses how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights. This interpretation requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. The interpretation also requires disclosures about variable interest entities for which consolidation is not required but in which a company has a significant variable interest. The Company has adopted FIN 46R and concluded that there are no variable interest entities for which consolidation or additional disclosure is required.

12. Subsequent Events

     In April 2004 the Company sold 5,000,000 shares of its Class A common stock pursuant to a registered underwritten offering at $24.50 per share. Net proceeds from the sale totaled approximately $115.0 million, after underwriting discounts, commissions and offering expenses. Approximately $12.0 million of the net proceeds of the offering were used to repay indebtedness, $7.3 million were used to fund the Bowden acquisition described below, and $67.0 million were transferred to the Company’s operating subsidiaries. The Company’s management expects to use the balance of the proceeds to fund the Company’s operations and growth and for general corporate purposes.

     On April 28, 2004 the Company acquired all of the capital stock of Bowden Building Corporation, a homebuilder located in Memphis, Tennessee (“Bowden”) for approximately $7.3 million in cash. The acquisition of Bowden will be accounted for as a purchase. The allocation of the fair value of the assets acquired and liabilities assumed in connection with the purchase of Bowden had not been completed as of the date of these financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The objective of the following discussion is to provide an understanding of the financial condition and results of operations of Levitt Corporation and its wholly owned subsidiaries (“Levitt”, or “the Company”) for the three months ended March 31, 2004 and 2003, respectively. (As used herein, the Company may also be referred to as “we,” “us,” or “our.”) We engage in real estate activities through Levitt and Sons, Core Communities, an investment in Bluegreen and other operations, which other operations include Levitt Commercial and investments in real estate projects through subsidiaries and joint ventures. Levitt and Sons is a developer of single-family home communities and condominium and rental apartment complexes. Levitt and Sons and its predecessors have built more than 200,000 homes since 1929. Core Communities developed the 4,600-acre master-planned community known as St. Lucie West in St. Lucie County, Florida, and is currently developing Tradition, its second master-planned community. Tradition is planned to include more than 9,000 acres, including approximately five miles of frontage on Interstate 95, and is in the initial development stage in St. Lucie County, Florida. Bluegreen is a New York Stock Exchange-listed company engaged in the acquisition, development, marketing and sale of ownership interests in primarily drive-to vacation resorts, and the development and sale of golf communities and residential land. Levitt Commercial specializes in the development and management of industrial, commercial and retail properties. In April 2004 we acquired Bowden Building Corporation, a homebuilder located in Memphis, Tennessee (“Bowden”).

     Except for historical information contained herein, the matters discussed in this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. Some of the forward-looking statements can be identified by the use of words such as “anticipate,” “believe,” “estimate,” “may,” “intend,” “expect,” “will,” “should,” “seeks” or other similar expressions. Forward-looking statements are based largely on management’s expectations and involve inherent risks and uncertainties including certain risks described in this report. When considering those forward-looking statements, you should keep in mind the risks, uncertainties and other cautionary statements made in this report. You should not place undue reliance on any forward-looking statement, which speaks only as of the date made. In addition to the risks identified below, you should refer to our periodic and current reports filed with the United States Securities and Exchange Commission (the “SEC”) for specific risks which could cause actual results to be significantly different from those expressed or implied by those forward-looking statements. Some factors which may affect the accuracy of the forward-looking statements apply generally to the real estate industry, while other factors apply directly to us. Any number of important factors which could cause actual results to differ materially from those in the forward-looking statements include: general economic and market conditions, including interest rate levels; our ability to service our substantial indebtedness; inherent risks in investment in real estate; fluctuations in operating results; our anticipated growth strategies; shortages and increased costs of labor and building materials; competition in the real estate development industry; availability and cost of land in desirable areas; natural disasters; our ability to raise debt and equity capital and grow our operations on a profitable basis; our ability to successfully integrate Bowden; and our continuing relationship with affiliates. Many of these factors are beyond our control. In addition to the risks and factors identified above, reference is also made to other risks and factors detailed in reports filed by the Company with the SEC. The Company cautions that the foregoing factors are not exclusive.

Executive Overview

     Management evaluates the performance and prospects of the Company and its subsidiaries using a variety of financial and non-financial measures. The key financial measures utilized to evaluate historical operating performance include revenues from sales of real estate, cost of sales of real estate, margin (which we measure as revenues from sales of real estate minus cost of sales of real estate), margin percentage (which we measure as margin divided by revenues from sales of real estate), income before taxes and net income. Non-financial measures used to evaluate historical performance include the number of homes delivered, number and value of sales contracts executed, and the number of housing starts. In evaluating the Company’s future prospects, management considers non-financial information such as the number of homes and acres in backlog (which we measure as homes or land subject to a pending sales contract) and the aggregate value of those contracts. Additionally, we monitor the number of properties remaining in inventory and under contract to be purchased relative to our sales and construction trends. The Company’s ratio of debt to shareholders’ equity and cash requirements are also considered by management when evaluating the Company’s future prospects, as are general economic factors and interest rate trends which may have an impact on the Company’s prospects. Each of the above measures is discussed in the following sections as it relates to our operating results, financial position and liquidity. The list of measures above is not an exhaustive list, and management may from time to time utilize additional financial and non-financial information or may not use the measures listed above.

     In April 2004 we completed the underwritten public offering of a total of 5,000,000 shares of Class A common stock at a public offering price of $24.50 per share. Net proceeds from the offering totaled approximately $115.0 million, after underwriting discounts, commissions and offering expenses. Approximately $12.0 million of the net proceeds of the offering were used to repay indebtedness, $7.3 million were used to fund the Bowden acquisition and $67.0 million were transferred to our operating subsidiaries to provide funds for their growth. The balance of the funds will be used to fund our operations and growth and for general corporate purposes.

     On April 28, 2004, Levitt acquired all of the capital stock of Bowden. Founded in 1971, Bowden is believed to have been the largest homebuilder in the metropolitan Memphis area for the last six consecutive years, and delivered 420 new homes in 2003.

Impact of Inflation and Rising Interest Rates

     Our businesses are impacted by cyclical pressures associated with economic expansion, including rising inflation, rising commodity prices and rising interest rates. Inflationary pressures, including further increases in commodity prices, could negatively affect our results of operations by increasing land, land development and construction costs. In recent months, the costs of lumber, steel, concrete, asphalt and other building materials have risen significantly. Historically, we have managed our costs, in part, through use of short-term fixed price contracts with our subcontractors and our material suppliers, but this may not be possible going forward.

     Further, we enter into fixed-price sales contracts for homes before we start construction; accordingly, rising construction costs may negatively affect our margins in the future. Owing to strong demand for our housing products and the overall robust condition of the real estate markets in Florida where we build, we have historically been able to offset the increases in construction costs and land prices through periodic increases in the selling prices of our homes and our home sites. If we are unable to increase our home prices over the long term to offset increased costs, our operating results would be adversely affected.

     Rising interest rates affect our costs, as we rely on third party financing to purchase and develop land. Additionally, rising interest rates increase the mortgage costs of our customers who finance their purchases, and rising interest rates have historically had an adverse impact on housing demand. If housing demand is adversely affected, land may remain in our inventory longer, thereby raising our borrowing costs. Also, demand for housing may be adversely affected by rising home prices. Although we are not currently experiencing any adverse effects from higher interest rates, higher interest rates may adversely affect our results of operations.

Critical Accounting Policies and Estimates

     Management views critical accounting policies as accounting policies that are important to the understanding of our financial statements and also involve estimates and judgments about inherently uncertain matters. In preparing the financial statements, management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates require the exercise of judgment, as future events cannot be determined with certainty. Accordingly, actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in subsequent periods relate to the determination of the valuation of real estate, the valuation of carrying values of investments in real estate joint ventures, the valuation of the fair market value of assets and liabilities in the application of the purchase method of accounting and the amount of the deferred tax asset valuation allowance. The accounting policies that we have identified as critical to the portrayal of our financial condition and results of operations are: (i) real estate inventories; (ii) investments in real estate joint ventures and other equity investments; (iii) revenue recognition; (iv) capitalized interest; and (v) income taxes. For a more detailed discussion of these critical accounting policies see “Critical Accounting Policies” appearing in our Annual Report of Form 10-K for the year ended December 31, 2003.

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months
	Ended March 31,
	2004	2003	Change
(In thousands)	( U n a u d i t e d )
Revenues
Sales of real estate	$98,523	52,964	45,559
Title and mortgage operations	970	404	566

Total revenues	99,493	53,368	46,125

Costs and expenses
Cost of sales of real estate	69,665	39,524	30,141
Selling, general and administrative expenses	14,047	8,020	6,027
Interest expense, net	58	241	(183)
Other expenses	616	292	324
Minority interest	25	121	(96)

Total costs and expenses	84,411	48,198	36,213

	15,082	5,170	9,912
Earnings (loss) from Bluegreen Corporation	2,086	(134)	2,220
Earnings (loss) from real estate joint ventures	3,607	(313)	3,920
Interest and other income	478	646	(168)

Income before income taxes	21,253	5,369	15,884
Provision for income taxes	8,198	2,075	6,123

	Three Months
	Ended March 31,
	2004	2003	Change
(In thousands)	( U n a u d i t e d )

Net income	$13,055	3,294	9,761

Basic earnings per share	$0.88	$0.22	$0.66
Diluted earnings per share	$0.87	$0.22	$0.65
Weighted average shares outstanding	14,816	14,816	—
Diluted shares outstanding	14,852	14,816	36

For the Three Months Ended March 31, 2004 Compared to the Same 2003 Period:

     Consolidated net income increased $9.8 million, or 296% for the three months ended March 31, 2004 as compared to the same period in 2003. The increase in net income primarily resulted from an increase in sales of real estate by our homebuilding and land development operations, from higher earnings from Bluegreen Corporation and from an increase in our earnings from our real estate joint venture activities.

     Our revenues from sales of real estate increased 86% to $98.5 million for the quarter ended March 31, 2004 from $53.0 million for the same 2003 period. This increase is attributable primarily to an increase in home deliveries from 162 homes delivered in the first quarter of 2003 to 341 homes delivered in the first quarter of 2004. During the three months ended March 31, 2004, land sales revenue also increased 62% to $19.3 million for the first quarter of 2004 from $11.9 million for the first quarter of 2003. This increase reflects the commencement of deliveries of land parcels in Tradition, our newest master-planned community. Profits on inter-company transactions are deferred until the properties are delivered to unaffiliated parties, at which time the deferred profit is applied against consolidated cost of sales. Consolidated cost of sales was reduced by approximately $505,000 in the first three months of 2004 reflecting the recognition of previously deferred profits which arose from sales of land by Core Communities to Levitt and Sons. No previously deferred profits were recognized during the first three months of 2003.

     Selling, general and administrative expenses increased during the first quarter of 2004 compared to the same 2003 period primarily as a result of higher employee compensation and benefits (including sales commissions), and increased advertising expenses. The increase in employee compensation and benefits and advertising expenses was directly related to our new development projects in central and southeast Florida, as well as to the increase in our home deliveries. The number of our full time employees increased to 386 at March 31, 2004 from 250 at March 31, 2003, and the number of part time employees increased to 38 at March 31, 2004 from 30 at March 31, 2003. As a percentage of total revenues, selling, general and administrative expenses declined from 15.0% in the first three months of 2003 to 14.1% in the first three months of 2004.

     Interest incurred on notes and development bonds payable totaled $2.0 million and $2.2 million for the 2004 period and 2003 period, respectively. Interest incurred was lower due to decreases in the average interest rates paid, although the positive effect of lower rates was partially offset by higher outstanding balances of notes and mortgage notes payable. Interest capitalized was $1.9 million for each of the 2004 and 2003 periods. At the time of home closings and land sales, the capitalized interest allocated to such property is charged to cost of sales. Cost of sales of real estate for the three months ended March 31, 2004 and 2003 included previously capitalized interest of approximately $1.8 million and $1.2 million, respectively.

     Bluegreen’s reported net income for the three months ended March 31, 2004 was $4.7 million, as compared to $2.1 million for the same period in 2003. Our interest in Bluegreen’s earnings, net of purchase accounting adjustments, was $2.1 million for the first three months of 2004 versus a loss of $134,000 for the first three months of 2003. For the three months ended March 31, 2004 and 2003, we owned 9.5 million shares and 8.3 million shares, which represented approximately 37% and 34%, respectively, of the weighted average outstanding shares of Bluegreen.

     Earnings from real estate joint ventures were $3.6 million during the first quarter of 2004 as compared to a loss of $313,000 during the 2003 period. This increase in earnings in our real estate joint venture activities primarily resulted from gains recognized upon the sale of a joint venture’s property in Vero Beach, Florida, earnings associated with the delivery of condominium units by a joint venture project in Boca Raton, Florida and earnings associated with the delivery of homes by a joint venture project in West Palm Beach, Florida. We do not believe that the level of earnings from real estate joint ventures recognized in the first three months of 2004 is indicative of the results expected for the entire year because the Vero Beach and West Palm Beach joint venture projects are sold out and their operations are essentially completed.

LEVITT AND SONS RESULTS OF OPERATIONS

	Three Months
	Ended March 31,
	2004	2003	Change
(Dollars in thousands)	( U n a u d i t e d )
Revenues
Sales of real estate	$78,664	37,633	41,031
Title and mortgage operations	970	404	566

Total revenues	79,634	38,037	41,597

Costs and expenses
Cost of sales of real estate	61,475	29,153	32,322
Selling, general and administrative expenses	9,292	5,937	3,355
Other expenses	617	292	325
Minority interest	—	—	—

Total costs and expenses	71,384	35,382	36,002

	8,250	2,655	5,595
Earnings (loss) from real estate joint ventures	1,509	(141)	1,650
Interest and other income	43	118	(75)

Income before income taxes	9,802	2,632	7,170
Provision for income taxes	3,781	1,019	2,762

Net income	$6,021	1,613	4,408

Levitt and Sons:
Homes delivered	341	162	179
Construction starts	701	244	457
Average selling price of homes delivered	$231	232	(1)
Margin percentage on homes delivered	21.9%	22.5%	-0.7%
New sales contracts (units)	474	467	7
New sales contracts (value)	$130,124	101,361	28,763
Backlog of homes (units)	2,186	1,129	1,057
Backlog of homes (value)	$510,231	231,320	278,911
Levitt and Sons Joint Ventures:
Homes delivered	88	—	88
Construction starts	—	43	(43)
New sales contracts (units)	31	26	5
New sales contracts (value)	$10,133	5,270	4,863
Backlog of homes (units)	47	87	(40)
Backlog of homes (value)	$14,444	21,297	(6,853)

     At March 31, 2004, Levitt and Sons had a delivery backlog of 2,186 homes representing $510.2 million of future sales. The number of homes in backlog is at a five-year high and is higher than the number of units delivered in 2001 and 2002 combined. The number of homes in backlog is 6% higher than at year-end 2003, and the average sales price of the homes under contract is approximately 4% higher than the year-end 2003 backlog. While the strong backlog is encouraging for our 2004 results, potential economic trends and developments could impact our home sales operations. In recent months, the costs of lumber, steel, concrete and other building materials have risen significantly. While we may be able to increase our selling prices to absorb these increased costs in future sales, the sales prices of homes in our backlog cannot be increased. Accordingly, we expect that the margins on the delivery of homes in backlog may be adversely affected by this trend.

     Levitt and Sons is currently expanding its operations to the Jacksonville, Florida and Atlanta, Georgia markets. Levitt and Sons has not previously operated in these markets and may not recognize any revenues from these operations during the next twelve months or longer. As a result, any costs associated with this expansion that are incurred prior to revenue recognition may adversely affect our operating results.

For the Three Months Ended March 31, 2004 Compared to the Same 2003 Period:

     Levitt and Sons’ revenues from home sales increased 109% to $78.7 million during the three months ended March 31, 2004, as compared to the same 2003 period. This was primarily due to an increase in home deliveries associated with the introduction of new projects. During the three months ended March 31, 2004, 341 homes were delivered as compared to 162 homes delivered during the three months ended March 31, 2003.

     Cost of sales increased 111% to $61.5 million during the three months ended March 31, 2004, as compared to the same 2003 period. The increase in cost of sales was primarily due to the increase in home deliveries. Cost of sales as a percentage of related revenue was 78% and 77% for the three months ended March 31, 2004 and 2003, respectively.

     Selling, general and administrative expenses increased 57% to $9.3 million during the three months ended March 31, 2004, as compared to the same 2003 period. The increase in selling, general and administrative expenses primarily resulted from the increase in home deliveries, as well as an increase in compensation and benefits resulting from the continued expansion of Levitt and Sons’ operations. As a percentage of total revenues, selling, general and administrative expenses declined from 15.6% in the first three months of 2003 to 11.7% in the first three months of 2004. The improvement in selling, general and administrative expenses as a percentage of revenues reflects economies of scale realized as a result of increased revenue levels.

     Interest incurred totaled $1.2 million and $1.1 million for the three months ended March 31, 2004 and 2003, respectively. The increase in interest incurred was primarily due to an increase in borrowings associated with several new development projects, but was partially offset by a decline in average interest rates on these borrowings. Interest capitalized for the quarters ended March 31, 2004 and 2003 totaled $1.2 million and $1.1 million, respectively. In both 2004 and 2003, the value of real estate inventory under active development was greater than the interest-bearing debt related to that inventory. Therefore, all interest incurred during the 2004 and 2003 periods was capitalized. When a housing unit is delivered, the capitalized interest related to that unit is charged to cost of sales. Cost of sales of real estate for the three months ended March 31, 2004 and 2003 included previously capitalized interest of approximately $1.4 million and $811,000, respectively.

     The increase in earnings from real estate joint ventures was the result of the delivery of 88 units by a joint venture that is developing a condominium complex. No units were delivered by that joint venture in the first three months of 2003.

CORE COMMUNITIES RESULTS OF OPERATIONS

	Three Months
	Ended March 31,
	2004	2003	Change
(In thousands)	( U n a u d i t e d )
Revenues
Sales of real estate	$19,321	11,909	7,412

Total revenues	19,321	11,909	7,412

Costs and expenses
Cost of sales of real estate	7,968	7,226	742
Selling, general and administrative expenses	2,588	1,252	1,336
Interest expense, net	58	233	(175)

Total costs and expenses	10,614	8,711	1,903

	8,707	3,198	5,509
Interest and other income	405	431	(26)

Income before income taxes	9,112	3,629	5,483
Provision for income taxes	3,515	1,400	2,115

Net income	$5,597	2,229	3,368

Acres sold	294	136	158
Margin percentage on land sales	58.8%	39.3%	19.4%
Unsold acres	4,574	4,363	219
Acres subject to sales contracts	1,268	1,723	(455)
Acres subject to sales contracts (value)	$97,482	62,872	34,610

     Operations at Core Communities remain strong. Development activity in St. Lucie West entered its final stages, with 144 acres of inventory remaining available at March 31, 2004, of which 92 acres were subject to sales contracts as of that date. Building on the success of St. Lucie West, land development has commenced in Tradition, Core Communities’ newest master planned community project in St. Lucie County, Florida. Currently, Tradition includes more than 4,800 acres, of which 1,594 had already been sold or were subject to sales contracts with homebuilders as of March 31, 2004. Additionally, Core Communities has contracts to acquire approximately 4,500 additional acres adjacent to Tradition. Notwithstanding the sustained interest and activity at both St. Lucie West and Tradition, a significant reduction of demand in the residential real estate market could negatively impact Core Communities’ operations.

For the Three Months Ended March 31, 2004 Compared to the Same 2003 Period:

     Core Communities’ revenue from land sales increased 62% to $19.3 million during the three months ended March 31, 2004, as compared to $11.9 million during the same 2003 period. During the first quarter of 2004, 294 acres were sold with an average margin of 59%, as compared to 136 acres sold with an average margin of 39% in the same 2003 period. The primary reason for the improvement in margin percentage was the sale of undeveloped residential and commercial land in the first quarter of 2004 as compared to developed residential lot sales in the first quarter of 2003, as undeveloped land sales generally provide a higher margin than developed residential lot sales.

     Selling, general and administrative expenses increased 107% to $2.6 million during the three months ended March 31, 2004 as compared to $1.3 million for the same 2003 period. As percentage of total revenues, selling, general and administrative expenses increased from 10.5% in the first three months of 2003 to 13.4% in the first three months of 2004. This increase in selling, general and administrative expense on both a dollar and percentage of revenue basis was primarily associated with an increase in advertising and compensation expenses related to the launch of Tradition, which expenses were not incurred in the first quarter of 2003.

     Interest incurred for the three months ended March 31, 2004 and 2003 was $164,000 and $619,000, respectively. Cost of sales of real estate for the three months ended March 31, 2004 and 2003 included previously capitalized interest of approximately $16,000 and $75,000, respectively.

INVESTMENT IN BLUEGREEN RESULTS OF OPERATIONS

	Three Months
	Ended March 31,
	2004	2003	Change
(In thousands)	( U n a u d i t e d )
Earnings from Bluegreen Corporation	$2,086	(134)	2,220

Income before income taxes	2,086	(134)	2,220
Provision for income taxes	805	(52)	857

Net income	$1,281	(82)	1,363

     We currently own approximately 9.5 million shares of the common stock of Bluegreen, which represented approximately 37% of Bluegreen’s outstanding shares as of March 31, 2004. Under equity method accounting, we recognize our pro-rata share of Bluegreen’s net income or loss (net of purchase accounting adjustments) as pre-tax earnings. Bluegreen has not paid dividends to its shareholders; therefore, our earnings represent only our claim to the future distributions of Bluegreen’s earnings. Accordingly, we record a tax liability on our portion of Bluegreen’s net income. Should Bluegreen’s financial performance deteriorate, our earnings in Bluegreen would deteriorate concurrently and our results of operations would be adversely affected. Furthermore, a significant reduction in Bluegreen’s financial position might require that we test our investment in Bluegreen for impairment, which testing could result in charges against our results of operations.

For the Three Months Ended March 31, 2004 Compared to the Same 2003 Period:

     Bluegreen’s reported net income for the three months ended March 31, 2004 was $4.7 million and, for the same period of 2003, net income was $2.1 million. Our ownership interests in Bluegreen’s earnings during the three month periods ended March 31, 2004 and 2003 were approximately $2.1 million and a loss of $134,000, respectively, net of adjustments. Purchase accounting adjustments increased our interest in Bluegreen’s earnings by $62,000 for the first quarter of 2004, whereas purchase accounting adjustments reduced our interest in Bluegreen’s earnings by $880,000 for the first quarter of 2003. The purchase accounting adjustments for 2003 primarily related to Bluegreen’s sale of notes receivable which existed as of the date on which we acquired our shares of Blugreen’s common stock. As of that acquisition date, the notes receivable were adjusted to reflect unrealized gain in our carrying amount of the asset. When that same gain was recorded by Bluegreen, we recognized no gain.

OTHER OPERATIONS RESULTS OF OPERATIONS

	Three Months
	Ended March 31,
	2004	2003	Change
(In thousands)	( U n a u d i t e d )
Revenues
Sales of real estate	$538	3,422	(2,884)
Title and mortgage operations	—	—	—

Total revenues	538	3,422	(2,884)

Costs and expenses
Cost of sales of real estate	727	3,145	(2,418)
Selling, general and administrative expenses	2,167	831	1,336
Interest expense, net	—	8	(8)
Other expenses	(1)	—	(1)
Minority interest	25	121	(96)

Total costs and expenses	2,918	4,105	(1,187)

	(2,380)	(683)	(1,697)
Earnings (loss) from real estate joint ventures	2,098	(172)	2,270
Interest and other income	30	97	(67)

Income before income taxes	(252)	(758)	506
Provision for income taxes	(98)	(292)	194

Net income	$(154)	(466)	312

     Other Operations include all other Company operations, including Levitt Commercial, parent company general and administrative expenses and investments in real estate projects.

For the Three Months Ended March 31, 2004 Compared to the Same 2003 Period:

     During the three months ended March 31, 2004, Levitt Commercial delivered one of its flex warehouse units as compared to the eight units delivered during the three months ended March 31, 2003. Cost of sales of real estate includes amortization of interest previously capitalized in this business segment. The amount of previously capitalized interest amortized in cost of sales for the three months ended March 31, 2004 and 2003 was $329,000 and $317,000, respectively.

     Selling, general and administrative and other expenses increased to $2.2 million during the three months ended March 31, 2004 as compared to $832,000 during the three months ended March 31, 2003. This increase was primarily associated with increases in employee compensation and benefits, fees paid by the Company for administrative and other services provided pursuant to an agreement with BankAtlantic Bancorp, and other expenses related to being a public company.

     Earnings from real estate joint ventures in the first quarter of 2004 were $2.1 million as compared to a loss of $172,000 in the first quarter of 2003. The increase in earnings was due primarily to the gain recognized by a joint venture on the sale of a rental apartment project in Vero Beach, Florida.

     Interest incurred in Other Operations was approximately $637,000 and $460,000 for the three months ended March 31, 2004 and 2003, respectively. The increase in interest incurred was primarily associated with an increase in notes payable. Interest capitalized for this business segment totaled $637,000 and $451,000 for the three months ended March 31, 2004 and 2003, respectively. Those amounts include adjustments to reconcile the amount of interest eligible for capitalization on a consolidated basis with the amounts capitalized in the Company’s other business segments.

FINANCIAL CONDITION

March 31, 2004 compared to December 31, 2003

     Our total assets at March 31, 2004 and December 31, 2003 were $418.7 million and $392.7 million, respectively. The increase in total assets primarily resulted from:

•	a net increase in cash and cash equivalents of $9.9 million, which resulted from funds provided by operations and proceeds from borrowings;

•	a net increase in inventory of real estate of approximately $10.9 million resulting from land acquisitions in central Florida by Levitt and Sons, as well as increases in land development and construction costs. These increases in inventory of real estate were partially offset by the sale of homes and land sales;

•	an increase of approximately $1.6 million in our investment in Bluegreen Corporation associated primarily with our equity in earnings and unrealized gains associated with Bluegreen’s other comprehensive income; and

•	a $2.1 million increase in other assets primarily associated with prepayment of commissions and insurance.

     The above increases in total assets were partially offset by a reduction in the deferred tax asset of approximately $728,000 which primarily resulted from an increase in our deferred tax liability relating to our earnings from Bluegreen.

     Total liabilities at March 31, 2004 and December 31, 2002 were $280.4 million and $267.2 million, respectively.

     The increase in total liabilities primarily resulted from:

•	a $7.0 million increase in current income taxes payable related primarily to the timing of quarterly estimated tax payments and increases in our taxable income; and

•	a net increase in customer deposits of $6.6 million, of which $6.5 million relates to units under contract at Levitt and Sons.

     The above increases in total liabilities were partially offset by a reduction in notes and mortgage notes payable of $1.1 million.

LIQUIDITY AND CAPITAL RESOURCES

     Management assesses the Company’s liquidity in terms of its ability to generate cash to fund its operating and investment activities. For the three months ended March 31, 2004 and each of the years in the two year period ended December 31, 2003, our primary sources of funds were proceeds from the sale of real estate inventory, distributions from real estate joint ventures, borrowings, proceeds from development bonds payable and, in 2002, capital contributions from BankAtlantic Bancorp. These funds were utilized primarily for development, construction and acquisition of our real estate, to repay borrowings, to pay general and administrative expenses, to invest in real estate joint ventures, and, in 2002, to invest in Bluegreen.

     In April 2004 we completed the underwritten public offering of a total of 5,000,000 shares of Class A common stock at a public offering price of $24.50 per share. Net proceeds from the offering totaled approximately $115.0 million, after underwriting discounts, commissions and offering expenses. Approximately $12.0 million of the net proceeds of the offering were used to repay indebtedness, $7.3 million were used to fund the Bowden acquisition and $67.0 million were transferred to our operating subsidiaries to provide funds for their growth. The balance of the funds will be used to fund our operations and growth and for general corporate purposes.

     Notwithstanding the liquidity provided by the equity offering, we expect to continue funding our short-term liquidity requirements generally through net cash provided by operations. We expect to meet our long-term liquidity requirements for items such as acquisitions and debt service obligations primarily with net cash provided by operations, long-term secured and unsecured indebtedness and the remaining proceeds of the equity offering. As of March 31, 2004 and December 31, 2003 we had cash and cash equivalents of $45.8 million and $36.0 million, respectively.

     At March 31, 2004, our consolidated debt was approximately $172.9 million, including the $12.0 million of indebtedness that was repaid in April 2004 with the proceeds of the equity sale described above. Our debt principal payment obligations for the 12 months beginning March 31, 2004 are anticipated to total approximately $11.3 million ($5.0 million after giving effect to the repayment of debt with the proceeds of the equity offering).

     We have entered into various loan agreements which provide financing for acquisition and site improvements and construction of residential units. As of March 31, 2004, these loan agreements provided, in the aggregate, for advances on a revolving basis of up to $195.8 million (subject to available collateral), of which $118.6 million was outstanding. The loans are secured by mortgages on properties, including improvements. Principal payments under these mortgages are required as sales of the underlying collateral securing such loans are consummated.

     In connection with the purchase of Levitt and Sons the Company entered into a loan agreement with an unaffiliated financial institution. The loan was secured by the Company’s membership interest in Levitt and Sons. At March 31, 2004, $7.9 million was outstanding under this loan, which we repaid in full in April 2004 with the proceeds of the equity sale described above.

     On December 31, 2003, BankAtlantic Bancorp completed the spin-off of the Company. In connection with the spin-off, BankAtlantic Bancorp transferred its 1.2 million shares in Bluegreen to the Company in exchange for a one-year $5.5 million note and additional shares of our common stock (which additional shares were subsequently distributed in the spin-off). We repaid this loan in full in April 2004 out of the equity sale proceeds.

     Approximately $3.2 million of unsecured subordinated investment notes were outstanding as of March 31, 2004. The investment notes are unsecured obligations of Levitt Corporation and are subordinated to substantially all of our other liabilities. The investment notes are not guaranteed by any of our subsidiaries or any other entity. The sale of the investment notes were registered under a registration statement filed with the SEC. In late 2003, we ceased advertising the offering of the investment notes, and in March 2004, the unsold notes under the registration statement were deregistered. However, we currently anticipate that during the next twelve months we may issue up to $100 million of debt securities which may consist of investment notes, subordinated debt, senior debt or other similar securities.

     At March 31, 2004 and December 31, 2003, our total borrowings from BankAtlantic,

excluding real estate joint ventures, were approximately $18.5 million and $18.1 million, respectively. Our real estate joint ventures’ total borrowings from BankAtlantic were $639,000 and $22.7 million at March 31, 2004 and December 31, 2003, respectively. We are an affiliate of BankAtlantic; accordingly, the amounts that BankAtlantic is permitted to lend to us are restricted by applicable Office of Thrift Supervision regulations. Additional financing may only be available to us from unaffiliated third party lenders.

     Some of our borrowing agreements contain provisions that, among other things, require us to maintain certain financial ratios and a minimum net worth. These requirements may have the effect of limiting the amount of debt that we can incur in the future and restricting the payment of dividends by us and our subsidiaries. At March 31, 2004, we were in compliance with all loan agreement financial requirements and covenants.

     In connection with the development of certain of our communities, community development or improvement districts have been established to access bond financing for the funding of infrastructure development and other projects with the communities. We pay a portion of the revenues, fees, and assessments levied by the districts on the properties we own that are benefited by the improvements. In accordance with Emerging Issues Task Force Issue 91-10 (“EITF 91-10”), Accounting for Special Assessments and Tax Increment Financing, we record a liability, net of cash held by the districts available to offset the particular bond obligation, for the estimated developer obligations that are fixed and determinable and user fees that are required to be paid or transferred at the time the parcel or unit is sold to an end user. A development district for the Tradition master-planned community currently has $62.8 million of long-term assessment bonds outstanding, for which no assessments have been levied. At March 31, 2004, we owned approximately 80% of the property in the district. We believe that the assessments will be levied beginning in 2005. In accordance with EITF 91-10, we will recognize an expense for our pro rata portion of assessments, based upon our ownership of benefited property as of the date of the assessment.

     At March 31, 2004, the Company had $156.4 million of commitments to purchase properties for development, approximately $12.5 million of which is subject to due diligence and satisfaction of certain requirements and conditions, including financing contingencies. The following table summarizes certain information relating to outstanding purchase contracts.

	Purchase	Units/	Expected
	Price	Acres	Closing
Levitt and Sons	$75.0 million	4,520 units	2004
Core Communities	$80.6 million	4,456 acres	2004
Levitt Commercial	$836,000	22 units	2004

     At March 31, 2004, cash deposits of approximately $4.3 million secured our commitments under these contracts. Included in the table above are $23.5 million of commitments by Levitt and Sons to purchase properties from Core Communities at prices we believe to be attainable in arm’s-length transactions.

     At March 31, 2004, our backlog of 2,186 homes and 1,268 acres under contract had estimated sales values of approximately $510.2 million and $97.5 million, respectively. Our backlog is measured as homes subject to pending sales contracts, some of which are subject to financing contingencies in favor of the buyer.

Off Balance Sheet Arrangements and Contractual Obligations

     In connection with the development of certain of our communities, we establish community development districts to access bond financing for the funding of infrastructure development and other projects within the community. No liability is recorded for the repayment of principal and interest on the bonds until the related assessments levied on the properties we own within the district become fixed and determinable. As of March 31, 2004, a development district in Tradition had $62.8 million of community development district bonds outstanding for which no assessments had been levied. As of March 31, 2004, we owned approximately 80% of the property in the district. See “Liquidity and Capital Resources”

     We have provided guarantees on approximately $1.4 million of indebtedness for certain of our real estate joint ventures. Based on the loans’ collateral we believe that it is not reasonably likely that any payments will be required under these guarantees.

     The following table summarizes our contractual obligations as of March 31, 2004 (in thousands):

		Payments due by period
		Less than	2 - 3	4 - 5	More than
Category	Total	1 year	Years	Years	5 years
Long-term debt obligations	$172,906	11,268	69,590	90,350	1,698
Operating lease obligations	3,146	877	1,309	960	—
Purchase obligations	156,428	156,428	—	—	—

Total Obligations	$332,480	168,573	70,899	91,310	1,698

     Long-term debt obligations consist of notes, mortgage notes and bonds payable. Operating lease obligations consist of rent commitments. Purchase obligations consist of contracts to acquire real estate properties for development and sale; however our liability for not completing the purchase of any such property is generally limited to the deposit we made under the relevant contract.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Market risk is defined as the risk of loss arising from adverse changes in market valuations that arise from interest rate risk, foreign currency exchange rate risk, commodity price risk and equity price risk. We are subject to interest rate risk on our long-term debt. At March 31, 2004, we had $167.6 million in borrowings with adjustable rates tied to the prime rate and/or LIBOR rates and $5.3 million in borrowings with fixed rates. Consequently, with respect to debt tied to an indexed rate, changes in interest rates may affect our earnings and cash flows, but would generally not impact the fair value of such debt. With respect to fixed rate debt, changes in interest rates generally affect the fair market value of the debt but not our earnings or cash flow.

     Based upon the amount of variable rate debt outstanding at March 31, 2004 and holding the variable rate debt balance constant, each one percentage point increase in interest rates would increase the interest incurred by us by approximately $1.7 million per year.

NEW ACCOUNTING PRONOUNCEMENTS

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). In December 2003, the FASB issued Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”), which replaces FIN 46. FIN 46R addresses how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights. This interpretation requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. The interpretation also requires disclosures about variable interest entities that we are not required to consolidate but in which we have a significant variable interest. We have adopted FIN 46R and concluded that there are no variable interest entities for which consolidation or additional disclosure are required.

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

PART II — OTHER INFORMATION

Item 6. — Exhibits and Reports on Form 8-K

a)	Index to Exhibits

Exhibit 31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)	Reports on Form 8-K:

     Form 8-K filed on March 31, 2004 to file Bluegreen Corporation’s 2003 financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEVITT CORPORATION

Date: May 14, 2004	By:	/s/ Alan B. Levan

Alan B. Levan, Chief Executive Officer

Date: May 14, 2004	By:	/s/ Glen R. Gilbert

Glen R. Gilbert, Executive Vice President,
Chief Accounting Officer and
Chief Financial Officer