Form 10-K/A
period 2003-12-31
LEVITT CORP
filed 2004-07-14
CIK 1218320

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                  FORM 10-K/A
                                Amendment No. 1

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

                               LEVITT CORPORATION
                                   FORM 10-K/A
                                 AMENDMENT NO. 1
                      FOR THE YEAR ENDED DECEMBER 31, 2003
                                      INDEX

                                     PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 8.   Financial Statements and Supplementary Data

                                EXPLANATORY NOTE

This Form 10-K/A is being filed solely to correct typographical errors in Items 7 and 8 of Levitt Corporation's Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 30, 2004. Specifically, in Management's Discussion and Analysis of Financial Condition and Results of Operations in a table under the caption "Levitt and Sons Results of Operations", the construction starts for Levitt and Sons Joint Ventures were 43 for 2003 and 177 for 2002 and not 1,593 for 2003 and 796 for 2002. Additionally, in Note 19 - Selected Quarterly Financial Data of the Notes to Consolidated Financial Statements, diluted earnings per share were $0.22 for the first quarter and $0.42 for the second quarter and not $0.13 for the first quarter and $0.52 for the second quarter. The annual diluted earnings per share are unchanged by these corrections.

The amendment conforms the Form 10-K as filed to the version that was certified by Levitt Corporation's Chief Executive Officer and by the Chief Financial Officer and Principal Accounting Officer, pursuant to Rules 13a-14(a) and 13a-14(b) under the Securities Exchange Act of 1934, as amended (Exchange Act). No other changes are being made by means of this filing.

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
                                      ========    ========   ========   ========    ========

                                                      AS OF OR FOR THE
                                                   YEAR ENDED DECEMBER 31,
                                             ----------------------------------
                                               2003         2002         2001
                                             --------     --------     --------
                                                (dollars in thousands, except
                                                      average price data)
LEVITT AND SONS:
 Homes delivered                                1,011          740          597
 Construction starts                            1,593          796          584
 Average selling price of homes delivered    $220,000      219,000      195,000
 Margin percentage on sales of homes             22.1%        19.1%        18.8%
 New sales contracts (units)                    2,240          980          694
 New sales contracts (value)                 $513,436      204,730      146,869
 Backlog of homes (units)                       2,053          824          584
 Backlog of homes (value)                    $458,771      167,526      125,041
LEVITT AND SONS JOINT VENTURES:
 Homes delivered                                   18          140          282
 Construction starts                               43          177          279
 New sales contracts (units)                       61           61          206
 New sales contracts (value)                 $ 15,957       16,027       44,934
 Backlog of homes (units)                         104           61          140
 Backlog of homes (value)                    $ 27,478       16,027       29,052

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

LEVITT CORPORATION

Report of Independent Registered Certified Public Accounting Firm..............   36

Report of Independent Registered Certified Public Accounting Firm..............   37

Consolidated Statements of Financial Condition ................................   38
    As of December 31, 2003 and 2002

Consolidated Statements of Operations .........................................   39
    For each of the years in the three year period ended December 31, 2003

Consolidated Statements of Shareholder's Equity and Comprehensive Income (Loss)   40
    For each of the years in the three year period ended December 31, 2003

Consolidated Statements of Cash Flows .........................................   41
    For each of the years in the three year period ended December 31, 2003

Notes to Consolidated Financial Statements ....................................   43

BLUEGREEN CORPORATION

The financial statements of Bluegreen Corporation, which is considered a significant subsidiary, are required to be included in this report. The financial statements of Bluegreen Corporation are incorporated herein by reference from Bluegreen's Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the SEC on March 29, 2004.

       REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Levitt Corporation:

In our opinion, based on our audits and the report of other auditors, the accompanying consolidated statements of financial condition and the related consolidated statements of operations, of shareholder's equity and comprehensive income and of cash flows present fairly, in all material respects, the financial position of Levitt Corporation and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Bluegreen Corporation, an investment of the Company accounted for under the equity method (Note 6 to the consolidated financial statements), for each of the two years in the period ended December 31, 2003. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Bluegreen Corporation, is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion. The financial statements of the Company for the year ended December 31, 2001 were audited by other independent accountants whose report dated January 29, 2002 (except for Note 15 as to which the date is March 7, 2002) expressed an unqualified opinion on those statements.


/s/ PricewaterhouseCoopers LLP

Fort Lauderdale, Florida
March 29, 2004

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of Levitt Corporation and subsidiaries for the year ended December 31, 2001, in conformity with U.S. generally accepted accounting principles.


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

19.   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

      The following tables summarize the quarterly results of operations for the years ended December 31, 2003 and 2002. Due to rounding, the sum of the quarterly earnings per share amounts may not equal the earnings per share reported for the year:

                                                             YEAR ENDED DECEMBER 31, 2003
                                          ---------------------------------------------------------------
                                            FIRST         SECOND       THIRD        FOURTH       TOTAL
                                           QUARTER       QUARTER      QUARTER      QUARTER       2003
                                          ----------    ----------   ----------   ----------   ----------
REVENUES
Sales of real estate                      $   52,964        67,039       64,930       98,125      283,058
Other revenues                                   404           577          607          878        2,466
                                          ----------    ----------   ----------   ----------   ----------
Total Revenues                                53,368        67,616       65,537       99,003      285,524
                                          ----------    ----------   ----------   ----------   ----------

COSTS AND EXPENSES
Cost of sales of real estate                  39,524        49,151       46,487       74,269      209,431
Other costs and expenses                       8,674        10,894       10,567       13,816       43,951
                                          ----------    ----------   ----------   ----------   ----------
Total Costs and Expenses                      48,198        60,045       57,054       88,085      253,382
                                          ----------    ----------   ----------   ----------   ----------
                                               5,170         7,571        8,483       10,918       32,142
Earnings from Bluegreen Corporation             (134)        1,940        3,350        2,277        7,433
Other income                                     333           852          647        1,813        3,645
                                          ----------    ----------   ----------   ----------   ----------
Income before income taxes                     5,369        10,363       12,480       15,008       43,220
Provision (benefit) for income taxes           2,075         3,997        4,819        5,509       16,400
                                          ----------    ----------   ----------   ----------   ----------
Net income                                $    3,294         6,366        7,661        9,499       26,820
                                          ==========    ==========   ==========   ==========   ==========

Basic earnings per share                  $     0.22          0.43         0.52         0.64         1.81
Diluted earnings per share                $     0.22          0.42         0.50         0.63         1.77
Weighted average shares outstanding           14,816        14,816       14,816       14,816       14,816
Diluted shares outstanding                    14,816        14,816       14,816       14,816       14,816

                                                            YEAR ENDED DECEMBER 31, 2002
                                          ---------------------------------------------------------------
                                            FIRST         SECOND       THIRD        FOURTH       TOTAL
                                           QUARTER       QUARTER      QUARTER      QUARTER        2002
                                          ----------    ----------   ----------   ----------   ----------
REVENUES
Sales of real estate                      $   37,853        46,864       40,980       82,111      207,808
Other revenues                                   271           369          393          562        1,595
                                          ----------    ----------   ----------   ----------   ----------
Total Revenues                                38,124        47,233       41,373       82,673      209,403
                                          ----------    ----------   ----------   ----------   ----------

COSTS AND EXPENSES
Cost of sales of real estate                  27,062        35,743       32,588       64,282      159,675
Other costs and expenses                       6,417         8,306        7,416        9,920       32,059
                                          ----------    ----------   ----------   ----------   ----------
Total Costs and Expenses                      33,479        44,049       40,004       74,202      191,734
                                          ----------    ----------   ----------   ----------   ----------
                                               4,645         3,184        1,369        8,471       17,669
Earnings from Bluegreen Corporation               --         1,522          941        2,107        4,570
Other income                                   1,643         1,099          526          259        3,527
                                          ----------    ----------   ----------   ----------   ----------
Income before income taxes                     6,288         5,805        2,836       10,837       25,766
Provision (benefit) for income taxes           2,212         1,127          336        2,579        6,254
                                          ----------    ----------   ----------   ----------   ----------
Net income                                $    4,076         4,678        2,500        8,258       19,512
                                          ==========    ==========   ==========   ==========   ==========

Basic earnings per share                  $     0.28          0.32         0.17         0.56         1.32
Diluted earnings per share                $     0.28          0.31         0.16         0.55         1.30
Weighted average shares outstanding           14,816        14,816       14,816       14,816       14,816
Diluted shares outstanding                    14,816        14,816       14,816       14,816       14,816

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

                                       LEVITT CORPORATION


July 12, 2004                          By: /s/ Alan B. Levan
                                           -------------------------------------
                                       Alan B. Levan
                                       Chairman of the Board of Directors,
                                       Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



SIGNATURE                                   TITLE                                                     DATE
---------                                   -----                                                     ----


/s/ Alan B. Levan                           Chairman of the Board and Chief Executive                 July 12, 2004
-------------------------------------       Officer (Principal Executive Officer)
Alan B. Levan


/s/ John E. Abdo                            Vice-Chairman of the Board and President                  July 12, 2004
-------------------------------------
John E. Abdo


/s/ Glen R. Gilbert                         Executive Vice President and Chief Financial              July 12, 2004
-------------------------------------       Officer (Principal Financial and Accounting Officer)
Glen R. Gilbert


/s/ James Blosser                           Director                                                  July 12, 2004
-------------------------------------
James Blosser


/s/ William F. Scherer                      Director                                                  July 8, 2004
-------------------------------------
William F. Scherer


                                            Director
-------------------------------------
Darwin C. Dornbush


                                            Director
-------------------------------------
S. Lawrence Kahn, III


/s/ William R. Nicholson                    Director                                                  July 8, 2004
-------------------------------------
William R. Nicholson


/s/ Joel Levy                               Director                                                  July 12, 2004
-------------------------------------
Joel Levy


                                INDEX TO EXHIBITS

Exhibit          Description
--------         ---------------------------------------------------------------
23.1             Consent of PricewaterhouseCoopers LLP

23.2             Consent of KPMG LLP

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