Form 10-Q
period 2004-06-30
LEVITT CORP
filed 2004-08-16
CIK 1218320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2004

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number
001-31931

Levitt Corporation

(Exact name of registrant as specified in its Charter)

Florida	11-3675068
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1750 East Sunrise Boulevard
Ft. Lauderdale, Florida	33304
(Address of principal executive offices)	(Zip Code)

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

Yes ☒ No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding for each of the Registrant’s classes of common stock, as of August 9, 2004:

Class of Common Stock	Shares Outstanding

Class A common stock, $0.01 par value	18,597,166
Class B common stock, $0.01 par value	1,219,031

Levitt Corporation and Subsidiaries
Index to Consolidated Financial Statements

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements:
Consolidated Statements of Financial Condition as of June 30, 2004 and December 31, 2003 — Unaudited
Consolidated Statements of Operations for the three and six month periods ended June 30, 2004 and 2003 — Unaudited
Consolidated Statements of Comprehensive Income for the three and six month periods ended June 30, 2004 and 2003 — Unaudited
Consolidated Statements of Shareholders’ Equity for the six month period ended June 30, 2004 — Unaudited
Consolidated Statements of Cash Flows for the six months ended June 30, 2004 and 2003 — Unaudited
Notes to Unaudited Consolidated Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Item 4.	Controls and Procedures
PART II.	OTHER INFORMATION
Item 4.	Submission of Matters to a Vote of Security Holders
Item 6.	Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATION PURSUANT TO SECTION 302
CERTIFICATION PURSUANT TO SECTION 302
CERTIFICATION PURSUANT TO SECTION 906
CERTIFICATION PURSUANT TO SECTION 906

Levitt Corporation

Consolidated Statements of Financial Condition — Unaudited
(In thousands except share data)

	June 30,	December 31,
	2004	2003
Assets
Cash and cash equivalents	$118,971	35,965
Restricted cash	4,997	3,384
Notes receivable	5,782	5,163
Inventory of real estate	383,999	257,556
Investments in real estate joint ventures	3,671	4,106
Investment in Bluegreen Corporation	75,678	70,852
Other assets	16,465	15,034
Goodwill	1,541	—
Deferred tax asset, net	—	654

Total assets	$611,104	392,714

Liabilities and Shareholders’ Equity
Accounts payable and accrued liabilities	$50,598	39,987
Customer deposits	58,236	52,134
Current income tax payable	4,995	1,024
Notes and mortgage notes payable	175,180	111,625
Notes and mortgage notes payable to affiliates	52,939	61,618
Development bonds payable	459	850
Deferred tax liability, net	1,790	—

Total liabilities	344,197	267,238
Minority interest in consolidated joint venture	(38)	24
Shareholders’ equity:
Preferred stock, $0.01 par value
Authorized: 5,000,000 shares
Issued and outstanding: no shares	—	—
Common stock, Class A, $0.01 par value
Authorized: 50,000,000 shares
Issued and outstanding: 18,597,166 and 13,597,166 shares, respectively	186	136
Common stock, Class B, $0.01 par value
Authorized: 10,000,000 shares
Issued and outstanding: 1,219,031 and 1,219,031 shares, respectively	12	12
Additional paid-in capital	182,542	67,855
Retained earnings	83,762	57,020
Accumulated other comprehensive income	443	429

Total shareholders’ equity	266,945	125,452

Total liabilities and shareholders’ equity	$611,104	392,714

See accompanying notes to unaudited consolidated financial statements.

Levitt Corporation

Consolidated Statements of Operations — Unaudited
(In thousands, except per share data)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Revenues:
Sales of real estate	$142,530	67,039	241,053	120,003
Title and mortgage operations	1,339	577	2,309	981

Total revenues	143,869	67,616	243,362	120,984

Costs and expenses:
Cost of sales of real estate	107,676	49,151	177,341	88,675
Selling, general and administrative expenses	18,888	10,482	32,935	18,502
Interest expense, net	—	8	58	249
Other expenses	778	376	1,394	668
Minority interest	(1)	28	24	149

Total costs and expenses	127,341	60,045	211,752	108,243

	16,528	7,571	31,610	12,741
Earnings from Bluegreen Corporation	2,775	1,940	4,861	1,806
Earnings (loss) from real estate joint ventures	2,130	231	5,737	(82)
Interest and other income	849	621	1,327	1,267

Income before income taxes	22,282	10,363	43,535	15,732
Provision for income taxes	8,595	3,997	16,793	6,072

Net income	$13,687	6,366	26,742	9,660

Earnings per common share:
Basic	$0.70	0.43	1.55	0.65
Diluted	$0.68	0.42	1.53	0.64
Weighted average common shares outstanding:
Basic	19,596	14,816	17,206	14,816
Diluted	19,638	14,816	17,245	14,816

See accompanying notes to unaudited consolidated financial statements.

Levitt Corporation

Consolidated Statements of Comprehensive Income — Unaudited
(In thousands)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Net income	$13,687	6,366	26,742	9,660
Other comprehensive income:
Pro-rata share of unrealized gain recognized by Bluegreen Corporation on retained interests in notes receivable sold, net of tax	106	257	14	663

Comprehensive income	$13,793	6,623	26,756	10,323

See accompanying notes to unaudited consolidated financial statements.

Levitt Corporation

Consolidated Statements of Shareholders’ Equity — Unaudited
For the Six Months Ended June 30, 2004
(In thousands)

					Accumulated
					Compre-
	Class A	Class B	Additional		hensive
	Common	Common	Paid-In	Retained	Income
	Stock	Stock	Capital	Earnings	(Loss)	Total
Balance at December 31, 2003	$136	12	67,855	57,020	429	125,452
Net income	—	—	—	26,742	—	26,742
Other comprehensive income	—	—	—	—	14	14
Issuance of common stock, net of stock issuance costs	50	—	114,719	—	—	114,769
Issuance of Bluegreen Corporation common stock, net of tax	—	—	(32)	—	—	(32)

Balance at June 30, 2004	$186	12	182,542	83,762	443	266,945

See accompanying notes to unaudited consolidated financial statements.

Levitt Corporation

Consolidated Statements of Cash Flows — Unaudited
(In thousands)

	Six Months
	Ended June 30,
	2004	2003
Operating activities:
Net income	$26,742	9,660
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	308	149
Minority interest expense	24	149
Increase in deferred income taxes	1,692	1,876
Earnings from Bluegreen Corporation	(4,861)	(1,806)
(Earnings) loss from real estate joint ventures	(5,737)	82
Gain on sale of building	(2,162)	—
Changes in operating assets and liabilities:
Increase in restricted cash	(1,613)	(579)
(Increase) decrease in notes receivable	(619)	83
Increase in inventory of real estate	(104,516)	(20,347)
Increase (decrease) in other assets	241	(2,136)
Increase in accounts payable, accrued expenses and other liabilities	17,083	9,031

Net cash used in operating activities	(73,418)	(3,838)

Investing activities:
Investment in real estate joint ventures	(35)	(800)
Distributions from real estate joint ventures	6,410	1,031
Partial sale of joint venture interest	305	—
Purchase of Bowden Building Corporation, net of cash received	(6,109)	—
Proceeds from sale of building	5,315	—
Other	(1,905)	(262)

Net cash provided by (used in) investing activities	3,981	(31)

Financing activities:
Proceeds from notes and mortgage notes payable	157,136	73,102
Proceeds from notes and mortgage notes payable to affiliates	18,771	19,012
Repayment of notes and mortgage notes payable	(110,306)	(54,155)
Repayment of notes and mortgage notes payable to affiliates	(27,450)	(20,008)
Repayment of development bonds payable	(391)	(2,025)
Proceeds from issuance of common stock, net of issuance costs	114,769	—
Change in minority interest in consolidated joint ventures	(86)	(70)

Net cash provided by financing activities	152,443	15,856

Increase in cash and cash equivalents	83,006	11,987
Cash and cash equivalents at the beginning of period	35,965	16,014

Cash and cash equivalents at end of period	$118,971	28,001

(Continued on next page)

Levitt Corporation
Consolidated Statements of Cash Flows — Unaudited
(In thousands)

	Six Months
	Ended June 30,
	2004	2003
Supplemental cash flow information
Interest paid on borrowings	$4,181	4,205
Income taxes paid	13,480	5,372
Supplemental disclosure of non-cash activities:
Change in shareholder’s equity resulting from the change in other comprehensive gain, net of taxes	$14	663
Change in shareholder’s equity from the net effect of Bluegreen’s capital transactions, net of taxes	(32)	—
Assumption of development bonds payable	—	(1,190)
Decrease in notes receivable from assumption of development bonds payable	—	1,190
Increase in joint venture investment resulting from unrealized gain on non-monetary exchange	508	—
Fair value of assets acquired from acquisition of Bowden Building Corporation	26,696
Fair value of liabilities assumed from acquisition of Bowden Building Corporation	20,587	—

See accompanying notes to unaudited consolidated financial statements.

Levitt Corporation

Notes to Unaudited Consolidated Financial Statements

1.	Presentation of Interim Financial Statements

     Levitt Corporation (including its subsidiaries, the “Company”) engages in real estate activities through its Homebuilding and Land Development Divisions and other operations. The Homebuilding Division operates through Levitt and Sons, LLC (“Levitt and Sons”) and Bowden Building Corporation (“Bowden”), developers of single family home, town home and condominium communities. The Land Development Division consists of the operations of Core Communities, LLC, a land and master-planned community developer (“Core Communities”). Other Operations includes Levitt Commercial, LLC, a developer of commercial properties (“Levitt Commercial”); an equity investment in Bluegreen Corporation, a New York Stock Exchange-listed company engaged in the acquisition, development, marketing and sale of ownership interests in primarily drive-to vacation resorts, and the development and sale of golf communities and residential land (“Bluegreen”); and investments in real estate and real estate joint ventures.

     The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. Certain items in prior period financial statements have been reclassified to conform to the current presentation. These financial statements should be read in conjunction with the Company’s consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2003 and quarterly report on Form 10-Q for the quarter ended March 31, 2004.

2.	Stock Based Compensation

     The Company accounts for stock option grants under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No compensation expense is recognized because all stock options granted have exercise prices not less than the market value of the Company’s stock on the date of grant.

     The following table illustrates the effect on net earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure, to stock-based employee compensation (in thousands, except per share data):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Pro forma net income
Net income, as reported	$13,687	6,366	26,742	9,660
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related income tax effects and minority interest	(137)	—	(544)	—

Pro forma net income	$13,550	6,366	26,198	9,660

Basic earnings per share:
As reported	$0.70	0.43	1.55	0.65
Pro forma	$0.69	0.43	1.52	0.65
Diluted earnings per share:
As reported	$0.68	0.42	1.53	0.64
Pro forma	$0.68	0.42	1.50	0.64

3.	Inventory of Real Estate

     Inventory of real estate is summarized as follows (in thousands):

	June 30,	December 31,
	2004	2003
Land and land development costs	$269,219	174,142
Construction costs	101,469	67,895
Other costs	13,311	15,519

	$383,999	257,556

4.	Interest

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

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Interest incurred to non-affiliates	$1,821	1,349	3,181	2,905
Interest incurred to affiliates	561	600	1,195	1,200
Interest capitalized	(2,382)	(1,941)	(4,318)	(3,856)

Interest expense, net	$—	8	58	249

Interest included in cost of sales	$2,779	1,222	4,579	2,424

5.	Investment in Bluegreen Corporation

     The Company accounts for its investment in Bluegreen under the equity method. As of June 30, 2004, the Company owned approximately 9.5 million shares, or approximately 36% of Bluegreen’s outstanding common stock.

     Bluegreen’s condensed balance sheets and condensed statements of income are as follows (in thousands):

Condensed Consolidated Balance Sheet

	June 30,	December 31,
	2004	2003
Total assets	$599,251	570,406

Total liabilities	$382,295	378,878
Minority interest	6,980	4,648
Total shareholders’ equity	209,976	186,880

Total liabilities and shareholders’ equity	$599,251	570,406

Condensed Consolidated Statements of Income

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
Revenues and other income	$153,374	106,843	260,591	187,725
Cost and other expenses	137,078	96,001	235,823	172,968

Income before minority interest and provision for income taxes	16,296	10,842	24,768	14,757
Minority interest	1,503	266	2,332	723

Income before provision for income taxes	14,793	10,576	22,436	14,034
Provision for income taxes	5,695	4,350	8,638	5,681

Net income	$9,098	6,226	13,798	8,353

6.	Notes and Mortgage Notes Payable

     On September 30, 2003 the SEC declared effective the Company’s Registration Statement on Form S-1 for the public offering of up to $100 million of unsecured subordinated investment notes. The investment notes are unsecured obligations and are subordinated to substantially all other liabilities. In March 2004, the unsold notes were deregistered. Approximately $3.2 million of investment notes were outstanding as of June 30, 2004.

7.	Commitments and Contingencies

     At June 30, 2004, the Company had $100.5 million of commitments to purchase properties for development. Approximately $25.8 million of such commitments are subject to due diligence and satisfaction of certain requirements and conditions, including financing contingencies. The following table summarizes certain information relating to outstanding purchase and option contracts.

	Purchase	Units/	Expected
	Price	Acres	Closing
Homebuilding Division	$99.6 million	5,579 units	2004
Other	$836,000	22 units	2004

     At June 30, 2004, cash deposits and option payments of approximately $3.5 million secured the Company’s commitments under these contracts.

8.	Litigation

     On December 29, 2000, Smith & Company, Inc. (“Smith”) filed a law suit against, among others, Levitt-Ansca Towne Partnership, a Florida limited partnership (“Partnership”), and Bellaggio by Levitt Homes, Inc., a Florida corporation and a wholly owned subsidiary of Levitt and Sons, LLC (“BLHI”). The suit alleged, among other things, wrongful termination, breach and failure to pay for extra work performed outside the scope of the contract. The case was tried before a jury, and on March 7, 2002 the jury returned a verdict against the Partnership and awarded Smith $4.4 million, which amount included interest and attorneys’ fees. BLHI’s potential liability was estimated at $2.6 million. The Partnership appealed the verdict, and on April 14, 2004 the Fourth District Court of Appeal of the

State of Florida reversed the trial court’s previous award of damages in its entirety and remanded the matter to the trial court for a new trial on damages. Under the Fourth District Court of Appeal’s decision, Smith is precluded from claiming several items of damages at the new trial that were previously claimed. At June 30, 2004 the Company’s financial statements included a $2.6 million accrual in other liabilities associated with this suit and $2.8 million in restricted cash to secure the appeal bond previously posted.

9.	Segment Reporting

     Operating segments are components of an enterprise about which separate financial information is available that is regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has three reportable business segments: Homebuilding, Land Development and Other Operations. The Company evaluates segment performance primarily based on net income after tax. The information provided for segment reporting is based on management’s internal reports. The accounting policies of the segments are generally the same as those described in the summary of significant accounting policies. Eliminations consist primarily of the elimination of sales and profits on real estate transactions between the Land Development and Homebuilding Divisions, which intra-company sales were recorded based upon terms that management believes would be attained in an arm’s-length transaction. The presentation and allocation of assets, liabilities and results of operations may not reflect the actual economic costs of the segments as stand-alone businesses. If a different basis of allocation were utilized, the relative contributions of the segments might differ, but management believes that the relative trends in segments would likely not be impacted.

     The Company’s Homebuilding segment consists of the operations of Levitt and Sons and Bowden while the Land Development segment consists of the operations of Core Communities. The Other Operations segment consists of the activities of Levitt Commercial, the Company’s parent company operations and earnings from investments in Bluegreen and other real estate investments and joint ventures.

     The following tables present unaudited segment information as of and for the three and six months ended June 30, 2004 and 2003 (in thousands).

		Land	Other
Three Months Ended June 30, 2004	Homebuilding	Development	Operations	Eliminations	Total
Revenues
Sales of real estate	125,005	37,288	3,591	(23,354)	142,530
Title and mortgage operations	1,339	—	—	—	1,339

Total revenues	126,344	37,288	3,591	(23,354)	143,869

Costs and expenses
Cost of sales of real estate	98,856	15,702	3,480	(10,362)	107,676
Selling, general and administrative expenses	13,845	2,690	2,353	—	18,888
Interest expense, net	—	—	—	—	—
Other expenses	777	—	1	—	778
Minority interest	—	—	(1)	—	(1)

Total costs and expenses	113,478	18,392	5,833	(10,362)	127,341

	12,866	18,896	(2,242)	(12,992)	16,528
Earnings from Bluegreen Corporation	—	—	2,775	—	2,775
Earnings from joint ventures	1,823	—	307	—	2,130
Interest and other income	72	902	165	(290)	849

Income (loss) before income taxes	14,761	19,798	1,005	(13,282)	22,282
Provision (benefit) for income taxes	5,691	7,640	388	(5,124)	8,595

Net income (loss)	9,070	12,158	617	(8,158)	13,687

Inventory of real estate	279,776	114,202	8,314	(18,293)	383,999

Total assets	333,237	174,156	122,004	(18,293)	611,104

Notes, mortgage notes, and bonds payable	135,576	48,717	44,285	—	228,578

		Land	Other
Three Months Ended June 30, 2003	Homebuilding	Development	Operations	Eliminations	Total
Revenues
Sales of real estate	44,958	20,696	1,385	—	67,039
Title and mortgage operations	577	—	—	—	577

Total revenues	45,535	20,696	1,385	—	67,616

Costs and expenses
Cost of sales of real estate	34,719	13,061	1,371	—	49,151
Selling, general and administrative expenses	6,654	2,446	1,382	—	10,482
Interest expense, net	—	(9)	17	—	8
Other expenses	376	—	—	—	376
Minority interest	(50)	—	78	—	28

Total costs and expenses	41,699	15,498	2,848	—	60,045

	3,836	5,198	(1,463)	—	7,571
Earnings from Bluegreen Corporation	—	—	1,940	—	1,940
Earnings from joint ventures	96	—	135	—	231
Interest and other income	152	422	47	—	621

Income before income taxes	4,084	5,620	659	—	10,363
Provision for income taxes	1,575	2,168	254	—	3,997

Net income	2,509	3,452	405	—	6,366

Inventory of real estate	169,235	51,626	4,153	(6,541)	218,473

Total assets	192,207	75,265	67,820	(5,635)	329,657

Notes, mortgage notes, and bonds payable	106,494	14,987	40,727	—	162,208

		Land	Other
Six Months Ended June 30, 2004	Homebuilding	Development	Operations	Eliminations	Total
Revenues
Sales of real estate	$203,669	56,609	4,129	(23,354)	241,053
Title and mortgage operations	2,309	—	—	—	2,309

Total revenues	205,978	56,609	4,129	(23,354)	243,362

Costs and expenses
Cost of sales of real estate	160,331	23,670	4,207	(10,867)	177,341
Selling, general and administrative expenses	23,137	5,278	4,520	—	32,935
Interest expense, net	—	58	—	—	58
Other expenses	1,394	—	—	—	1,394
Minority interest	—	—	24	—	24

Total costs and expenses	184,862	29,006	8,751	(10,867)	211,752

	21,116	27,603	(4,622)	(12,487)	31,610
Earnings from Bluegreen Corporation	—	—	4,861	—	4,861
Earnings from joint ventures	3,332	—	2,405	—	5,737
Interest and other income	115	1,307	195	(290)	1,327

Income (loss) before income taxes	24,563	28,910	2,839	(12,777)	43,535
Provision (benefit) for income taxes	9,472	11,155	1,095	(4,929)	16,793

Net income (loss)	$15,091	17,755	1,744	(7,848)	26,742

Inventory of real estate	$279,776	114,202	8,314	(18,293)	383,999

Total assets	$333,237	174,156	122,004	(18,293)	611,104

Notes, mortgage notes, and bonds payable	$135,576	48,717	44,285	—	228,578

		Land	Other
Six Months Ended June 30, 2003	Homebuilding	Development	Operations	Eliminations	Total
Revenues
Sales of real estate	$82,591	32,605	4,807	—	120,003
Title and mortgage operations	981	—	—	—	981

Total revenues	83,572	32,605	4,807	—	120,984

Costs and expenses
Cost of sales of real estate	63,872	20,287	4,516	—	88,675
Selling, general and administrative expenses	12,591	3,698	2,213	—	18,502
Interest expense, net	—	224	25	—	249
Other expenses	668	—	—	—	668
Minority interest	(50)	—	199	—	149

Total costs and expenses	77,081	24,209	6,953	—	108,243

	6,491	8,396	(2,146)	—	12,741
Earnings from Bluegreen Corporation	—	—	1,806	—	1,806
Loss from joint ventures	(45)	—	(37)	—	(82)
Interest and other income	270	853	144	—	1,267

Income (loss) before income taxes	6,716	9,249	(233)	—	15,732
Provision (benefit) for income taxes	2,594	3,568	(90)	—	6,072

Net income (loss)	$4,122	5,681	(143)	—	9,660

Inventory of real estate	$169,235	51,626	4,153	(6,541)	218,473

Total assets	$192,207	75,265	67,820	(5,635)	329,657

Notes, mortgage notes, and bonds payable	$106,494	14,987	40,727	—	162,208

10.	Parent Company Financial Statements

     Condensed Statements of Financial Condition at June 30, 2004 and December 31, 2003, and Condensed Statements of Operations for the three and six months ended June 30, 2004 and 2003 are shown below (in thousands):

Condensed Statements of Financial Condition

	June 30,	December 31,
	2004	2003
Total assets	$313,585	181,808

Total liabilities	46,640	56,356
Total shareholders’ equity	266,945	125,452

Total liabilities and shareholders’ equity	$313,585	181,808

Condensed Statements of Operations

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Revenues	$101	13	113	22
Costs and expenses	2,432	1,506	4,589	2,401

Loss before income taxes	(2,331)	(1,493)	(4,476)	(2,379)
Benefit for income taxes	(899)	(576)	(1,727)	(918)

Loss before equity from income in wholly owned subsidiaries, net of tax	(1,432)	(917)	(2,749)	(1,461)
Equity from income in wholly owned subsidiaries, net of tax	13,238	6,009	25,040	10,035
Equity from income in Bluegreen Corporation, net of tax	1,705	1,191	2,986	1,109
Equity from income in joint ventures, net of tax	176	83	1,465	(23)

Net income	$13,687	6,366	26,742	9,660

     Cash dividends received from subsidiaries for the six months ended June 30, 2004 and 2003 were $2.2 million and $3.1 million, respectively. Some subsidiaries’ borrowings contain covenants that, among other things, may have the effect of limiting dividends that can be paid to Levitt Corporation.

11.	Dividends

     On July 26, 2004 the Company’s Board of Directors declared a cash dividend of $0.02 per share on its Class A common stock and Class B common stock. The Board set the payment date for August 16, 2004, to all shareholders of record as of 5:00 p.m. on August 9, 2004. The Company has not adopted a policy of regular dividend payments. The payment of dividends in the future is subject to approval by the Board of Directors and will depend upon, among other factors, the Company’s results of operation and financial condition.

12.	Equity Transactions

     In April 2004 the Company sold 5,000,000 shares of its Class A common stock pursuant to a registered underwritten offering at $24.50 per share. Net proceeds from the sale totaled approximately $114.8 million, after underwriting discounts, commissions and offering expenses. Approximately $12.0 million of the net proceeds of the offering were used to repay indebtedness, $7.4 million were used to fund the Bowden acquisition, and $67.0 million were transferred to the Company’s operating subsidiaries. The Company’s management expects to use the balance of the proceeds to fund the Company’s operations and growth and for general corporate purposes.

13.	Acquisition

     On April 28, 2004 the Company acquired Bowden for approximately $7.4 million in cash. The acquisition was accounted for under the purchase method of accounting. Under this method the assets acquired and the liabilities assumed were recorded at their estimated fair value. The amount of the purchase price in excess of the estimated fair value of net assets acquired, which was recorded as goodwill, was approximately $1.5 million. The following table summarizes the fair value of the assets acquired and liabilities assumed in connection with the purchase of all of Bowden’s capital stock (in thousands):

Cash, cash equivalents and restricted cash	$1,335
Inventory	21,927
Other assets	3,228
Goodwill	1,541

Fair value of assets acquired	28,031

Accounts payable and accrued liabilities	2,806
Customer deposits	287
Notes payable	16,725
Deferred tax liability	769

Fair value of liabilities assumed	20,587

Purchase price	7,444
Cash acquired	(1,335)

Purchase of Bowden, net of cash acquired	$6,109

     Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The objective of the following discussion is to provide an understanding of the financial condition and results of operations of Levitt Corporation and its wholly owned subsidiaries (“Levitt”, or “the Company.” The Company may also be referred to as “we,” “us,” or “our.”) for the three and six months ended June 30, 2004 and 2003, respectively. We engage in homebuilding, land development and other real estate activities through Levitt and Sons, LLC (“Levitt and Sons”), Bowden Building Corporation (“Bowden”), Core Communities, LLC (“Core Communities”) and other operations, which include Levitt Commercial, LLC (“Levitt Commercial”), an investment in Bluegreen Corporation (“Bluegreen”) and investments in real estate projects through subsidiaries and joint ventures. Levitt and Sons is a developer of single-family home and town home communities and condominium and rental apartment complexes. Levitt and Sons and its predecessors have built more than 200,000 homes since 1929. Acquired in April 2004, Bowden is a builder of single family homes based in Memphis, Tennessee. Core Communities developed the 4,600-acre master-planned community known as St. Lucie West in St. Lucie County, Florida, and is currently developing Tradition, its second master-planned community. Tradition, which is also in St. Lucie County, Florida is planned to include more than 9,000 acres, including approximately five miles of frontage on Interstate 95. Levitt Commercial specializes in the development and management of industrial, commercial and retail properties. Bluegreen is a New York Stock Exchange-listed company engaged in the acquisition, development, marketing and sale of ownership interests in primarily drive-to vacation resorts, and the development and sale of golf communities and residential land.

     Except for historical information contained herein, the matters discussed in this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. Some of the forward-looking statements can be identified by the use of words such as “anticipate,” “believe,” “estimate,” “may,” “intend,” “expect,” “will,” “should,” “seeks” or other similar expressions. Forward-looking statements are based largely on management’s expectations and involve inherent risks and uncertainties including certain risks described in this report. When considering those forward-looking statements, you should keep in mind the risks, uncertainties and other cautionary statements made in this report. You should not place undue reliance on any forward-looking statement, which speaks only as of the date made. In addition to the risks identified below, you should refer to our periodic and current reports filed with the United States Securities and Exchange Commission (the “SEC”) for specific risks which could cause actual results to be significantly different from those expressed or implied by those forward-looking statements. Some factors which may affect the accuracy of the forward-looking statements apply generally to the real estate industry, while other factors apply directly to us. Any number of important factors which could cause actual results to differ materially from those in the forward-looking statements include: general economic and market conditions, including interest rate levels; our ability to service our substantial indebtedness; inherent risks in real estate investments; fluctuations in operating results; our ability to successfully execute our anticipated growth strategies; shortages and increased costs of labor and building materials; competition in the real estate development industry; availability and cost of land in desirable areas; natural disasters; our ability to raise debt and equity capital; our ability to successfully integrate Bowden and any future acquisitions; costs and delays relating to environmental factors and governmental regulations; our ability to timely deliver homes out of backlog; and our continuing relationships with affiliates. Many of these factors are beyond our control. The Company cautions that the foregoing factors are not exclusive.

Executive Overview

     Management evaluates the performance and prospects of the Company and its subsidiaries using a variety of financial and non-financial measures. The key financial measures utilized to evaluate historical operating performance include revenues from sales of real estate, cost of sales of real estate, margin (which we measure as revenues from sales of real estate minus cost of sales of real estate), margin percentage (which we measure as margin divided by revenues from sales of real estate), income before taxes and net income. Non-financial measures used to evaluate historical performance include the number of homes delivered, number and value of sales contracts executed, and the number of housing starts. In evaluating the Company’s future prospects, management considers non-financial information such as the number of homes and acres in backlog (which we measure as homes or land subject to an executed sales contract) and the aggregate value of those contracts. Additionally, we monitor the number of properties remaining in inventory and under contract to be purchased relative to our sales and construction trends. The Company’s ratio of debt to shareholders’ equity and cash requirements are also considered by management when evaluating the Company’s future prospects, as are general economic factors and interest rate trends. Each of the above measures is discussed in the following sections as it relates to our operating results, financial position and liquidity. The list of measures above is not an exhaustive list, and management may from time to time utilize additional financial and non-financial information or may not use the measures listed above.

Impact of Rising Costs and Rising Interest Rates

     Our business operations are impacted by competition for raw materials, supply and delivery issues. Recently, supply and delivery issues have resulted in higher prices of some building materials. The costs of lumber, steel, concrete, asphalt and other building materials all have risen significantly in 2004. We compete with other real estate developers—regionally and nationally—for raw materials; recently, the competition has become global. Chinese demand for cement combined with supply bottlenecks and rising prices in global shipping have contributed to regional shortages in cement. Historically we have managed our costs, in part, by entering into short-term, fixed-price materials contracts with our subcontractors and our material suppliers. We may be unable to achieve cost containment in the future by using fixed-price contracts. Without corresponding increases in the sales prices of our real estate inventories (both land and finished homes), increasing materials costs associated with land development and home building could negatively affect our results of operations.

     Rising construction costs and delays in the delivery of homes may negatively affect our margins in the future, because we enter into fixed-priced sales contracts for most of our homes before we start construction. Owing to the strong demand for our housing products and the overall robust condition of the real estate markets where we build, historically we have been able to offset increases in construction costs and land prices by periodically raising the prices on our homes. However, if we are unable to raise our home prices to offset increased costs of production in the future, our operating results would be adversely affected.

     We rely on third party financing of our land purchases, land development, and product development costs. The majority of our financing consists of variable rate debt and rising interest rates therefore increase our borrowing costs. Historically, rising interest rates negatively impact housing demand. Were demand for housing to decline, land may remain in our inventory longer and our corresponding borrowing costs would increase. Also, rising interest rates increase the mortgage costs of our customers who finance their purchases of our homes. Similarly, rising interest rates may affect our customers’ ability to sell the homes they currently occupy, the proceeds of which may be needed to fund, in whole or in part, their purchases of our homes. Although we are not currently experiencing any adverse effects from higher interest rates, higher rates may adversely affect our results of operations in the future.

Critical Accounting Policies and Estimates

     Management views critical accounting policies as accounting policies that are important to the understanding of our financial statements and also involve estimates and judgments about inherently uncertain matters. In preparing our financial statements, management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates require the exercise of judgment, as future events cannot be determined with certainty. Accordingly, actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in subsequent periods relate to the determination of the valuation of real estate, the valuation of investments in real estate joint ventures, the valuation of the fair market value of assets and liabilities in the application of the purchase method of accounting and the amount of the deferred tax asset valuation allowance. The accounting policies that we have identified as critical to the portrayal of our financial condition and results of operations are: (i) real estate inventories; (ii) investments in real estate joint ventures and other equity investments; (iii) revenue recognition; (iv) capitalized interest; and (v) income taxes. For a more detailed discussion of these critical accounting policies see “Critical Accounting Policies” appearing in our Annual Report on Form 10-K for the year ended December 31, 2003.

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2004	2003	Change	2004	2003	Change
(In thousands)	( U n a u d i t e d )			( U n a u d i t e d )
Revenues
Sales of real estate	$142,530	67,039	75,491	241,053	120,003	121,050
Title and mortgage operations	1,339	577	762	2,309	981	1,328

Total revenues	143,869	67,616	76,253	243,362	120,984	122,378

Costs and expenses
Cost of sales of real estate	107,676	49,151	58,525	177,341	88,675	88,666
Selling, general and administrative expenses	18,888	10,482	8,406	32,935	18,502	14,433
Interest expense, net	—	8	(8)	58	249	(191)
Other expenses	778	376	402	1,394	668	726
Minority interest	(1)	28	(29)	24	149	(125)

Total costs and expenses	127,341	60,045	67,296	211,752	108,243	103,509

	16,528	7,571	8,957	31,610	12,741	18,869
Earnings from Bluegreen Corporation	2,775	1,940	835	4,861	1,806	3,055
Earnings (loss) from joint ventures	2,130	231	1,899	5,737	(82)	5,819
Interest and other income	849	621	228	1,327	1,267	60

Income before income taxes	22,282	10,363	11,919	43,535	15,732	27,803
Provision for income taxes	8,595	3,997	4,598	16,793	6,072	10,721

Net income	$13,687	6,366	7,321	26,742	9,660	17,082

Basic earnings per share	$0.70	0.43	0.27	1.55	0.65	0.90
Diluted earnings per share	$0.68	0.42	0.26	1.53	0.64	0.89
Weighted average shares outstanding	19,596	14,816	4,780	17,206	14,816	2,390
Diluted shares outstanding	19,638	14,816	4,822	17,245	14,816	2,429

For the Three Months Ended June 30, 2004 Compared to the Same 2003 Period:

     Consolidated net income increased $7.3 million, or 115% for the three months ended June 30, 2004 as compared to the same period in 2003. The increase in net income primarily resulted from an increase in sales of real estate by our Homebuilding Division, from higher earnings from Bluegreen Corporation and from an increase in our earnings from our real estate joint venture activities.

     Our revenues from sales of real estate increased 113% to $142.5 million for the quarter ended June 30, 2004 from $67.0 million for the same 2003 period. This increase was attributable primarily to an increase in home deliveries from 210 homes delivered in the second quarter of 2003 to 576 homes delivered in the second quarter of 2004. Partially offsetting this increase in homebuilding revenues was a $6.8 million decrease in consolidated revenues from the Land Development Division. Profits on inter-company transactions are deferred until the properties are delivered to unaffiliated parties, at which time the deferred profit is applied against consolidated cost of sales. Consolidated cost of sales was reduced by approximately $1.1 million in the second quarter of 2004 reflecting the recognition of previously deferred profits related to sales of land between our Land Development and Homebuilding Divisions. No similarly deferred profits were recognized during the second quarter of 2003.

     Selling, general and administrative expenses increased during the second quarter of 2004 compared to the same 2003 period primarily as a result of higher employee compensation and benefits (including sales commissions), and increased advertising expenses. The increase in employee compensation and benefits and advertising expenses was directly related to our new development projects in Central and Southeast Florida, the expansion of homebuilding activities into North Florida and Georgia, the addition of Bowden and the increase in our home deliveries. The number of our full time employees increased to 445 at June 30, 2004 from 269 at June 30, 2003, while the number of part time employees decreased to 38 at June 30, 2004 from 43 at June 30, 2003. As a percentage of total revenues, selling, general and administrative expenses declined from 16% in the second quarter of 2003 to 13% in the second quarter of 2004.

     Interest incurred on notes and development bonds payable totaled $2.4 million and $1.9 million for the 2004 period and 2003 period, respectively. Interest incurred was higher due to higher outstanding balances of notes and mortgage notes payable. Interest capitalized was $2.4 million and $1.9 million for the 2004 and 2003 periods, respectively. At the time of home closings and land sales, the capitalized interest allocated to such inventory is charged to cost of sales. Cost of sales of real estate for the three months ended June 30, 2004 and 2003 included previously capitalized interest of approximately $2.8 million and $1.2 million, respectively.

     Bluegreen’s reported net income for the three months ended June 30, 2004 was $9.1 million, as compared to $6.2 million for the same period in 2003. Our interest in Bluegreen’s earnings, net of purchase accounting adjustments, was $2.8 million for the second quarter of 2004 versus $1.9 million for the second quarter of 2003. For the three months ended June 30, 2004 and 2003, we owned 9.5 million shares and 8.3 million shares, respectively, of Bluegreen’s common stock, which represented approximately 37% and 34%, respectively, of the weighted average outstanding shares of Bluegreen.

     Earnings from real estate joint ventures were $2.1 million during the second quarter of 2004 as compared to $231,000 during the 2003 period. This increase in earnings in our real estate joint venture activities primarily resulted from earnings associated with the delivery of condominium units by a joint venture project in Boca Raton, Florida. We do not believe that the level of earnings from real estate joint ventures recognized in the second quarter of 2004 is indicative of the results expected for the entire year, because the joint venture project in Boca Raton is virtually sold out and its operations are essentially completed.

For the Six Months Ended June 30, 2004 Compared to the Same 2003 Period:

     Consolidated net income increased $17.1 million, or 177% for the six months ended June 30, 2004 as compared to the same period in 2003. The increase in net income primarily resulted from an increase in sales of real estate by our Homebuilding and Land Development Divisions, from higher earnings from Bluegreen Corporation and from an increase in our earnings from our real estate joint venture activities.

     Our revenues from sales of real estate increased 101% to $241.1 million for the six months ended June 30, 2004 from $120.0 million for the same 2003 period. This increase is attributable primarily to an increase in home deliveries from 372 homes delivered in the first half of 2003 to 917 homes delivered in the first half of 2004. Consolidated cost of sales was reduced by approximately $1.7 million in the first six months of 2004 as a result of the recognition of previously deferred profits related to sales of land by our Land Development Division to our Homebuilding Division. No similarly deferred profits were recognized during the first six months of 2003.

     Selling, general and administrative expenses increased during the first six months of 2004 compared to the same 2003 period primarily as a result of higher employee compensation and benefits (including sales commissions), and increased advertising expenses as described above. As a percentage of total revenues, selling, general and administrative expenses declined from 15% in the first six months of 2003 to 14% in the first six months of 2004.

     Interest incurred on notes and development bonds payable totaled $4.4 million and $4.1 million for the 2004 period and 2003 period, respectively. Interest incurred was higher due to higher outstanding balances of notes and mortgage notes payable. Interest capitalized was $4.3 million for the 2004 period and $3.9 million for the 2003 period. Cost of sales of real estate for the six months ended June 30, 2004 and 2003 included previously capitalized interest of approximately $4.6 million and $2.4 million, respectively.

     Bluegreen’s reported net income for the six months ended June 30, 2004 was $13.8 million, as compared to $8.4 million for the same period in 2003. Our interest in Bluegreen’s earnings, net of purchase accounting adjustments, was $4.9 million for the first six months of 2004 versus $1.8 million for the first six months of 2003.

     Earnings from real estate joint ventures were $5.7 million during the first six months of 2004 as compared to a loss of $82,000 during the 2003 period. This increase in earnings in our real estate joint venture activities primarily resulted from gains recognized upon the sale of a joint venture’s property in Vero Beach, Florida, earnings associated with the delivery of condominium units by a joint venture project in Boca Raton, Florida and earnings associated with the delivery of homes by a joint venture project in West Palm Beach, Florida. We do not believe that the level of earnings from real estate joint ventures recognized in the first six months of 2004 is indicative of the results expected for the entire year because all three joint venture projects are almost entirely sold out and their operations are essentially completed.

HOMEBUILDING DIVISION RESULTS OF OPERATIONS

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2004	2003	Change	2004	2003	Change
(In thousands)	( U n a u d i t e d )			( U n a u d i t e d )
Revenues
Sales of real estate	$125,005	44,958	80,047	203,669	82,591	121,078
Title and mortgage operations	1,339	577	762	2,309	981	1,328

Total revenues	126,344	45,535	80,809	205,978	83,572	122,406

Costs and expenses
Cost of sales of real estate	98,856	34,719	64,137	160,331	63,872	96,459
Selling, general and administrative expenses	13,845	6,654	7,191	23,137	12,591	10,546
Other expenses	777	376	401	1,394	668	726
Minority interest	—	(50)	50	—	(50)	50

Total costs and expenses	113,478	41,699	71,779	184,862	77,081	107,781

	12,866	3,836	9,030	21,116	6,491	14,625
Earnings (loss) from joint ventures	1,823	96	1,727	3,332	(45)	3,377
Interest and other income	72	152	(80)	115	270	(155)

Income before income taxes	14,761	4,084	10,677	24,563	6,716	17,847
Provision for income taxes	5,691	1,575	4,116	9,472	2,594	6,878

Net income	$9,070	2,509	6,561	15,091	4,122	10,969

Domestic
Homes delivered	576	210	366	917	372	545
Construction starts	783	396	387	1,484	640	844
Average selling price of homes delivered	$217	214	3	222	222	—
Margin percentage on homes delivered	20.9%	22.8%	-1.9%	21.3%	22.7%	-1.4%
New sales contracts (units)	534	561	(27)	1,008	1,028	(20)
New sales contracts (value)	$134,036	126,135	7,901	264,160	227,496	36,664
Backlog of homes (units)	2,352	1,480	872	2,352	1,480	872
Backlog of homes (value)	$553,518	312,497	241,021	553,518	312,497	241,021
Joint Ventures
Homes delivered	52	—	52	140	—	140
Construction starts	—	—	—	—	43	(43)
New sales contracts (units)	11	9	2	42	35	7
New sales contracts (value)	$3,834	2,679	1,155	13,967	7,949	6,018
Backlog of homes (units)	6	96	(90)	6	96	(90)
Backlog of homes (value)	$2,092	23,976	(21,884)	2,092	23,976	(21,884)

     At June 30, 2004, our Homebuilding Division had a delivery backlog of 2,352 homes representing $553.5 million of future sales. The number of homes in backlog is at a five-year high and is 15% higher than at year-end 2003. Further, the average sales price of the homes in backlog at June 30, 2004 is approximately 5% higher than the average sales price of the homes in backlog at December 31, 2003. While the strong demand and backlog are encouraging for our 2004 and 2005 results, potential economic trends and developments could impact our Homebuilding Division. In recent months, the costs of lumber, steel, concrete and other building materials have risen significantly. While we may be able to increase our selling prices to absorb these increased costs in future sales, the sales prices of homes in our backlog cannot be increased and the margins on the delivery of homes in backlog may be adversely affected by this trend.

     We believe we own or control sufficient land to meet our long-term growth goals. In the shorter-term, we expect the number of signed new sales contracts for homes to level off and perhaps decline slightly through the first quarter of 2005 as we transition from the older, seasoned communities at which sales are reaching completion to new communities that will be opening for sale to the public in the next 12 to 18 months. Our sales performance over the past twelve months exceeded our projections; as a result, we are currently focused on building homes to meet the 12-month delivery time frame projected by us at the time of sale. We believe that active growth management will permit us to strengthen our infrastructure and reduce the amount of time contracted homes are in backlog, thereby reducing our exposure to rising costs.

     We are also currently expanding our homebuilding activities to the Jacksonville, Florida, Atlanta, Georgia and Nashville, Tennessee markets. We have not previously operated in these markets and may not recognize any revenues from these operations during the next twelve months or longer. As a result, any costs associated with this expansion prior to revenue recognition may adversely affect our operating results.

For the Three Months Ended June 30, 2004 Compared to the Same 2003 Period:

     Revenues from home sales increased 178% to $125.0 million during the three months ended June 30, 2004, as compared to the same 2003 period. This was primarily due to an increase in home deliveries in communities that commenced deliveries in 2003 and from Bowden’s operations. During the three months ended June 30, 2004, 576 homes were delivered as compared to 210 homes delivered during the three months ended June 30, 2003.

     Cost of sales increased 185% to $98.9 million during the three months ended June 30, 2004, as compared to the same 2003 period. The increase in cost of sales was primarily due to the increase in home deliveries. Cost of sales as a percentage of related revenue was 79% and 77% for the three months ended June 30, 2004 and 2003, respectively. The increase in cost of sales as a percentage of revenues is primarily attributable to purchase accounting adjustments relating to the Bowden acquisition and from the inclusion of Bowden’s operations, which have historically generated lower margins than the operations of Levitt and Sons. Included in cost of sales for the three months ended June 30, 2004 are approximately $1.3 million of purchase accounting adjustments relating to the Bowden acquisition.

     Selling, general and administrative expenses increased 108% to $13.8 million during the three months ended June 30, 2004, as compared to the same 2003 period. The increase in selling, general and administrative expenses primarily resulted from the increase in home deliveries and the addition of Bowden, as well as an increase in compensation and benefits resulting from the continued expansion of our homebuilding operations. As a percentage of total revenues, selling, general and administrative expenses declined from 15% in the second quarter of 2003 to 11% in the second quarter of 2004. The improvement in selling, general and administrative expenses as a percentage of revenues reflects increased revenue levels.

     Interest incurred totaled $1.2 million and $1.3 million for the three months ended June 30, 2004 and 2003, respectively. Interest capitalized for the quarters ended June 30, 2004 and 2003 totaled $1.2 million and $1.3 million, respectively. In both 2004 and 2003, the value of real estate inventory under active development was greater than the interest-bearing debt related to that inventory. All interest incurred during the 2004 and 2003 periods was therefore capitalized. Cost of sales of real estate for the three months ended June 30, 2004 and 2003 included previously capitalized interest of approximately $2.0 million and $863,000, respectively.

     The increase in earnings from real estate joint ventures was the result of the delivery of 52 units by a joint venture that is developing a condominium complex. No units were delivered by that joint venture in the second quarter of 2003. As of June 30, 2004, there were only six units remaining to be delivered in that joint venture property. Accordingly, the results of our Homebuilding Division’s joint venture operations for the three months ended June 30, 2004 are not indicative of the results that are to be expected for the entire year.

For the Six Months Ended June 30, 2004 Compared to the Same 2003 Period:

     Revenues from home sales increased 147% to $203.7 million during the six months ended June 30, 2004, as compared to the same 2003 period. This increase is attributable primarily to an increase in home deliveries in communities that commenced deliveries in 2003 and from Bowden’s operations. During the six months ended June 30, 2004, 917 homes were delivered as compared to 372 homes delivered during the six months ended June 30, 2003.

     Cost of sales increased 151% to $160.3 million during the six months ended June 30, 2004, as compared to the same 2003 period. The increase in cost of sales was primarily due to the increase in home deliveries. Cost of sales as a percentage of related revenue was 79% and 77% for the six months ended June 30, 2004 and 2003, respectively. Included in cost of sales for the six months ended June 30, 2004 are approximately $1.3 million of purchase accounting adjustments relating to the acquisition of Bowden.

     Selling, general and administrative expenses increased 84% to $23.1 million during the six months ended June 30, 2004, as compared to the same 2003 period. The increase in selling, general and administrative expenses primarily resulted from the increase in home deliveries, as well as an increase in compensation and benefits resulting from the continued expansion of homebuilding operations. As a percentage of total revenues, selling, general and administrative expenses declined from 15% in the first six months of 2003 to 11% in the first six months of 2004.

     Interest incurred totaled $2.4 million for each of the six month periods ended June 30, 2004 and 2003. Interest capitalized for each of the six month periods ended June 30, 2004 and 2003 also totaled $2.4 million, as the value of real estate inventory under active development was greater than the interest-bearing debt related to that inventory in both periods. Cost of sales of real estate for the six months ended June 30, 2004 and 2003 included previously capitalized interest of approximately $3.4 million and $1.7 million, respectively.

     The increase in earnings from real estate joint ventures was the result of the delivery of 140 units by the condominium joint venture in Boca Raton, Florida. No units were delivered by that joint venture during the first six months of 2003.

LAND DEVELOPMENT DIVISION RESULTS OF OPERATIONS

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2004	2003	Change	2004	2003	Change
(In thousands)	( U n a u d i t e d )			( U n a u d i t e d )
Revenues
Sales of real estate	$37,288	20,696	16,592	56,609	32,605	24,004

Total revenues	37,288	20,696	16,592	56,609	32,605	24,004

Costs and expenses
Cost of sales of real estate	15,702	13,061	2,641	23,670	20,287	3,383
Selling, general and administrative expenses	2,690	2,446	244	5,278	3,698	1,580
Interest expense, net	—	(9)	9	58	224	(166)

Total costs and expenses	18,392	15,498	2,894	29,006	24,209	4,797

	18,896	5,198	13,698	27,603	8,396	19,207
Interest and other income	902	422	480	1,307	853	454

Income before income taxes	19,798	5,620	14,178	28,910	9,249	19,661
Provision for income taxes	7,640	2,168	5,472	11,155	3,568	7,587

Net income	$12,158	3,452	8,706	17,755	5,681	12,074

Acres sold	492	1,075	(583)	786	1,211	(425)
Margin percentage	57.9%	36.9%	21.0%	58.2%	37.8%	20.4%
Unsold acres	8,517	4,994	3,523	8,517	4,994	3,523
Acres subject to sales contracts	801	854	(53)	801	854	(53)
Acres subject to sales contracts (value)	71,089	62,862	8,227	71,089	62,862	8,227

     Development activity in St. Lucie West is winding down, with only 85 acres of inventory remaining at June 30, 2004, of which 75 acres were subject to sales contracts as of that date. With the acquisition of approximately 4,450 acres during the second quarter of this year, the Tradition master-planned community now encompasses more than 9,000 acres, of which 1,587 acres have been sold or were subject to sales contracts with homebuilders as of June 30, 2004. Notwithstanding the sustained interest and activity at both St. Lucie West and Tradition, a significant reduction of demand in the residential real estate market could negatively impact our land development operations.

For the Three Months Ended June 30, 2004 Compared to the Same 2003 Period:

     Revenues increased 80% to $37.3 million during the three months ended June 30, 2004, as compared to $20.7 million during the same 2003 period. During the second quarter of 2004, 492 acres were sold with an average margin of 58%, as compared to 1,075 acres sold with an average margin of 37% in the same 2003 period. In the second quarter of 2003, we sold approximately 1,000 acres of undeveloped land adjacent to Tradition in a single transaction to a developer that we believe will utilize the property for the development of one or more golf courses. In the second quarter of 2004, the Land Development Division sold approximately 448 acres in Tradition to the Homebuilding Division which generated revenue and margin of $23.4 million and $14.4 million, respectively. This transaction, which is included in the above table, is eliminated in consolidation.

     Selling, general and administrative expenses increased 10% to $2.7 million during the three months ended June 30, 2004 as compared to $2.4 million for the same 2003 period. As a percentage of total revenues, selling, general and administrative expenses decreased from 12% in the second quarter of 2003 to 7% in the second quarter of 2004. The improvement in selling, general and administrative expenses as a percentage of revenues is a reflection of the increased revenue levels for the division.

     Interest incurred for the three months ended June 30, 2004 and 2003 was $481,000 and $200,000, respectively. Interest capitalized for the quarters ended June 30, 2004 and 2003 totaled $481,000 and $209,000, respectively. Cost of sales of real estate for the three months ended June 30, 2004 included previously capitalized interest of approximately $26,000. No previously capitalized interest was included in cost of sales of real estate in the second quarter of 2003.

For the Six Months Ended June 30, 2004 Compared to the Same 2003 Period:

     Revenues increased 74% to $56.6 million during the six months ended June 30, 2004, as compared to $32.6 million during the same 2003 period. During the first six months of 2004, 786 acres were sold with an average margin of 58%, as compared to 1,211 acres sold with an average margin of 38% in the same 2003 period. The lower margin percentage in the first six months of 2003 was primarily the result of the sale of approximately 1,000 acres of undeveloped land described above. During the six months ended June 30, 2004, the Land Development Division sold approximately 448 acres in Tradition to the Homebuilding Division which generated revenue and margin of $23.4 million and $14.4 million, respectively. This transaction, which is included in the above table, is eliminated in consolidation.

     Selling, general and administrative expenses increased 43% to $5.3 million during the six months ended June 30, 2004 as compared to $3.7 million for the same 2003 period. As a percentage of total revenues, selling, general and administrative expenses decreased from 11% in the first six months of 2003 to 9% in the first six months of 2004.

     Interest incurred for the six months ended June 30, 2004 and 2003 was $645,000 and $819,000, respectively. Interest capitalized for the six months ended June 30, 2004 and 2003 totaled $586,000 and $1.1 million, respectively. Cost of sales of real estate for the six months ended June 30, 2004 and 2003 included previously capitalized interest of approximately $42,000 and $75,000, respectively.

OTHER OPERATIONS RESULTS OF OPERATIONS

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2004	2003	Change	2004	2003	Change
(In thousands)		( U n a u d i t e d )			( U n a u d i t e d )
Revenues
Sales of real estate	$3,591	1,385	2,206	4,129	4,807	(678)

Total revenues	3,591	1,385	2,206	4,129	4,807	(678)

Costs and expenses
Cost of sales of real estate	3,480	1,371	2,109	4,207	4,516	(309)
Selling, general and administrative expenses	2,353	1,382	971	4,520	2,213	2,307
Interest expense, net	—	17	(17)	—	25	(25)
Other expenses	1	—	1	—	—	—
Minority interest	(1)	78	(79)	24	199	(175)

Total costs and expenses	5,833	2,848	2,985	8,751	6,953	1,798

	(2,242)	(1,463)	(779)	(4,622)	(2,146)	(2,476)
Earnings from Bluegreen Corporation	2,775	1,940	835	4,861	1,806	3,055
Earnings (loss) from joint ventures	307	135	172	2,405	(37)	2,442
Interest and other income	165	47	118	195	144	51

Income before income taxes	1,005	659	346	2,839	(233)	3,072
Provision for income taxes	388	254	134	1,095	(90)	1,185

Net income (loss)	$617	405	212	1,744	(143)	1,887

     Other Operations include all other Company operations, including Levitt Commercial, Levitt Corporation general and administrative expenses, earnings from our investment in Bluegreen and earnings from investments in real estate projects. We currently own approximately 9.5 million shares of the common stock of Bluegreen, which represented approximately 36% of Bluegreen’s outstanding shares as of June 30, 2004. Under equity method accounting, we recognize our pro-rata share of Bluegreen’s net income or loss (net of purchase accounting adjustments) as pre-tax earnings. Bluegreen has not paid dividends to its shareholders; therefore, our earnings represent only our claim to the future distributions of Bluegreen’s earnings. Accordingly, we record a tax liability on our portion of Bluegreen’s net income. Should Bluegreen’s financial performance deteriorate, our earnings in Bluegreen would deteriorate concurrently and our results of operations would be adversely affected. Furthermore, a significant reduction in Bluegreen’s financial position might require that we test our investment in Bluegreen for impairment, which testing could result in charges against our results of operations.

For the Three Months Ended June 30, 2004 Compared to the Same 2003 Period:

     During the three months ended June 30, 2004, Levitt Commercial delivered 12 flex warehouse units as compared to three units delivered during the three months ended June 30, 2003. Cost of sales of real estate in Other Operations includes amortization of interest previously capitalized in this business segment, which totaled $575,000 and $347,000 for the three months ended June 30, 2004 and 2003, respectively. Bluegreen’s reported net income for the three months ended June 30, 2004 was $9.1 million and, for the same period of 2003, reported net income was $6.2 million. Our ownership interests in Bluegreen’s earnings during the three month periods ended June 30, 2004 and 2003 were approximately $2.8 million and $1.9 million, respectively, net of purchase accounting adjustments. Purchase accounting adjustments decreased our interest in Bluegreen’s earnings by $562,000 for the second quarter of 2004, whereas purchase accounting adjustments decreased our interest in Bluegreen’s earnings by $166,000 for the second quarter of 2003.

     Selling, general and administrative and other expenses increased to $2.4 million during the three months ended June 30, 2004 as compared to $1.4 million during the three months ended June 30, 2003. This increase was primarily associated with increases in employee compensation and benefits, fees paid by the Company for administrative and other services provided pursuant to an agreement with BankAtlantic Bancorp, and other expenses related to being a public company. We did not incur significant costs associated with being a public company in the second quarter of 2003 because we were not subject to SEC reporting regulations, including the requirements of the Sarbanes-Oxley Act of 2002, at that time.

     Earnings from real estate joint ventures in the second quarter of 2004 were $306,000 as compared to $135,000 in the second quarter of 2003. The increase in earnings was due primarily to earnings associated with the delivery of homes by a joint venture project in West Palm Beach, Florida.

     Interest incurred in Other Operations was approximately $538,000 and $447,000 for the three months ended June 30, 2004 and 2003, respectively. The increase in interest incurred was primarily associated with an increase in notes payable. Interest capitalized for this business segment totaled $538,000 and $430,000 for the three months ended June 30, 2004 and 2003, respectively. Those amounts include adjustments to reconcile the amount of interest eligible for capitalization on a consolidated basis with the amounts capitalized in the Company’s other business segments.

For the Six Months Ended June 30, 2004 Compared to the Same 2003 Period:

     During the six months ended June 30, 2004, Levitt Commercial delivered 13 flex warehouse units as compared to 11 units delivered during the six months ended June 30, 2003. Cost of sales of real estate includes amortization of interest previously capitalized in this business segment. The amount of previously capitalized interest amortized in cost of sales for the six months ended June 30, 2004 and 2003 was $934,000 and $617,000, respectively. Bluegreen’s reported net income for the six months ended June 30, 2004 and 2003 was $13.8 million and $8.4 million, respectively. Our ownership interests in Bluegreen’s earnings during the six month periods ended June 30, 2004 and 2003 were approximately $4.9 million and $1.8 million, respectively, net of purchase accounting adjustments. Purchase accounting adjustments decreased our interest in Bluegreen’s earnings by $500,000 for the first six months of 2004, whereas purchase accounting adjustments reduced our interest in Bluegreen’s earnings by $1.0 million for the first six months of 2003.

     Selling, general and administrative and other expenses increased to $4.5 million during the six months ended June 30, 2004 as compared to $2.2 million during the six months ended June 30, 2003, due primarily to the factors discussed above.

     Earnings from real estate joint ventures in the first six months of 2004 were $2.4 million as compared to a loss of $37,000 in the first six months of 2003. The increase in earnings was due primarily to the gain recognized by a joint venture on the sale of a rental apartment project in Vero Beach, Florida and earnings associated with the delivery of homes by a joint venture project in West Palm Beach, Florida. Earnings from real estate joint ventures recognized in the first six months of 2004 are not indicative of the results expected for the entire year because both joint venture projects are sold out and their operations are essentially completed.

     Interest incurred in Other Operations was approximately $1.2 million and $859,000 for the six months ended June 30, 2004 and 2003, respectively. The increase in interest incurred was primarily associated with an increase in notes payable. Interest capitalized for this business segment totaled $1.2 million and $834,000 for the six months ended June 30, 2004 and 2003, respectively. Those amounts include adjustments to reconcile the amount of interest eligible for capitalization on a consolidated basis with the amounts capitalized in the Company’s other business segments.

FINANCIAL CONDITION

June 30, 2004 compared to December 31, 2003

     Our total assets at June 30, 2004 and December 31, 2003 were $611.1 million and $392.7 million, respectively. The increase in total assets primarily resulted from:

•	a net increase in cash and cash equivalents of $83.0 million, which resulted primarily from $114.8 million of net proceeds from the underwritten public sale of 5,000,000 shares of common stock described below, offset in part by cash used in operations;

•	a net increase in inventory of real estate of approximately $126.4 million resulting from land acquisitions in Florida by Core Communities and Levitt and Sons, the acquisition of Bowden and increases in land development and construction costs. These increases in inventory of real estate were partially offset by sales of homes and land;

•	an increase of approximately $4.8 million in our investment in Bluegreen Corporation associated primarily with our equity in earnings and unrealized gains associated with Bluegreen’s other comprehensive income; and

•	a $3.0 million increase in goodwill and other assets primarily associated with the Bowden acquisition.

     Total liabilities at June 30, 2004 and December 31, 2002 were $344.2 million and $267.2 million, respectively.

     The increase in total liabilities primarily resulted from:

•	increases in accounts payable and accrued liabilities of $10.6 million related to increased construction and development activity, as well as the assumption of liabilities in connection with the Bowden acquisition;

•	a net increase in notes and mortgage notes payable of $54.9 million, primarily related to the land acquisitions described above and the assumption of debt in connection with the Bowden acquisition;

•	a net increase in customer deposits of $6.1 million;

•	a $4.0 million increase in current income taxes payable related primarily to the timing of quarterly estimated tax payments and increases in our taxable income; and

•	an increase in the deferred tax liability of approximately $1.8 million which was primarily associated with our earnings from Bluegreen.

LIQUIDITY AND CAPITAL RESOURCES

     Management assesses the Company’s liquidity in terms of its ability to generate cash to fund its operating and investment activities. For the three and six months ended June 30, 2004, our primary source of funds was the underwritten public offering described below, as well as proceeds from the sale of real estate inventory, distributions from real estate joint ventures and borrowings from financial institutions. These funds were utilized primarily for the acquisition, development and construction of our real estate, to repay borrowings, to acquire Bowden and to pay general and administrative expenses.

     In April 2004 we sold 5,000,000 shares of Class A common stock in an underwritten public offering at a price of $24.50 per share. Net proceeds from the sale totaled approximately $114.8 million, after underwriting discounts, commissions and offering expenses. Approximately $12.0 million of the net proceeds of the offering were used to repay indebtedness, $7.4 million were used to fund the Bowden acquisition and $67.0 million were transferred to our operating subsidiaries (including Bowden) to provide funds for their growth. The balance of the funds will be used to fund our operations and growth and for general corporate purposes.

     In addition to the liquidity provided by the stock sale, we expect to continue to fund our short-term liquidity requirements generally through net cash provided by operations and financing activities. We expect to meet our long-term liquidity requirements for items such as acquisitions and debt service obligations primarily with net cash provided by operations, long-term secured and unsecured indebtedness and the remaining proceeds of the stock sale. As of June 30, 2004 and December 31, 2003, we had cash and cash equivalents of $119.0 million and $36.0 million, respectively.

     At June 30, 2004, our consolidated debt was approximately $228.6 million. Our principal payment obligations with respect to our debt for the 12 months beginning June 30, 2004 are anticipated to total approximately $21.0 million. Some of our borrowing agreements contain provisions that, among other things, require us to maintain certain financial ratios and a minimum net worth. These requirements may have the effect of limiting the amount of debt that we can incur in the future and restricting the payment of dividends to us by our subsidiaries. At June 30, 2004, we were in compliance with all loan agreement financial requirements and covenants.

     On July 26, 2004 our Board of Directors declared a cash dividend of $0.02 per share on our Class A common stock and Class B common stock. The board set the payment date for August 16, 2004, to all shareholders of record as of 5:00 p.m. on August 9, 2004. While we anticipate that additional dividends will be paid in the future, the Board has not adopted a policy of regular dividend payments. The payment of dividends in the future is subject to approval by our Board of Directors and will depend upon, among other factors, our results of operation and financial condition.

Off Balance Sheet Arrangements and Contractual Obligations

     In connection with the development of certain of our communities, we establish community development districts to access bond financing for the funding of infrastructure development and other projects within the community. No liability is recorded for the repayment of principal and interest on the bonds until the related assessments levied on the properties we own within the district become fixed and determinable. If we were not able to establish community development districts, we would need to fund community infrastructure development out of operating income or through other sources of financing or capital. As of June 30, 2004, a development district in Tradition had $62.8 million of community development district bonds outstanding for which no assessments had been levied. As of June 30, 2004, we owned approximately 80% of the property in the district.

     We have entered into an indemnity agreement with a joint venture partner relating to that partner’s guarantee of the joint venture’s indebtedness. Our maximum exposure under the indemnity agreement is estimated to be approximately $500,000. Based on the joint venture assets securing the indebtedness, we do not believe it is reasonably likely that any payment will be required under the indemnity agreement.

     The following table summarizes our contractual obligations as of June 30, 2004 (in thousands):

		Payments due by period
		Less than	2 - 3	4 - 5	More than
Category	Total	1 year	Years	Years	5 years
Long-term debt obligations	$228,118	20,992	49,210	109,916	48,000
Operating lease obligations	4,627	1,262	1,928	1,428	9
Purchase obligations	100,497	100,497	—	—	—

Total Obligations	$333,242	122,751	51,138	111,344	48,009

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Market risk is defined as the risk of loss arising from adverse changes in market valuations that arise from interest rate risk, foreign currency exchange rate risk, commodity price risk and equity price risk. We have a risk of loss associated with our borrowings as we are subject to interest rate risk on our long-term debt. At June 30, 2004, we had $222.9 million in borrowings with adjustable rates tied to the prime rate and/or LIBOR rates and $5.7 million in borrowings with fixed rates. Consequently, the impact on our variable rate debt from changes in interest rates may affect our earnings and cash flows but would generally not impact the fair value of such debt. With respect to fixed rate debt, changes in interest rates generally affect the fair market value of the debt but not our earnings or cash flow.

     Assuming the variable rate debt balance of $222.9 million outstanding at June 30, 2004 were to remain constant, each one percentage point increase in interest rates would increase the interest incurred by us by approximately $2.2 million per year.

NEW ACCOUNTING PRONOUNCEMENTS

     None.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     As of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our principal executive officer and principal financial officer. Based on the results of this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports.

Changes in Internal Controls

     In addition, we reviewed our internal control over financial reporting, and there have been no significant changes in our internal control over financial reporting or in other factors that could significantly affect those controls subsequent to the date of the last evaluation.

Limitations on the Effectiveness of Controls

     Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures and internal controls over financial reporting will prevent all possible errors nor prevent all possible misconduct. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of improper conduct, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, it is possible that controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

     Further, the design of any system of controls is based, in part, upon assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Due to the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

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

PART II — OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

Election of Directors

     The Company held its Annual Meeting of Shareholders on May 11, 2004. At the meeting the holders of the Company’s Class A and Class B common stock (“Shareholders”) voting together as a single class elected the following three directors to serve on the Company’s Board of Directors until the Annual Meeting in 2007 by the following votes:

Nominee	For	Withheld
William Scherer	23,597,386	283,625
S. Lawrence Khan, III	23,373,825	507,186
Joel Levy	23,617,163	263,848

The other directors continuing in office are John E. Abdo, James Blosser, Darwin Dornbush, Alan B. Levan and William R. Nicholson.

2003 Stock Incentive Plan

     On May 11, 2004 at the Annual Meeting of Shareholders, the Company’s Shareholders approved the Company’s 2003 Stock Incentive Plan by the following vote:

			Abstentions/
	For	Against	Non-votes
2003 Stock Incentive Plan	19,218,709	1,379,745	12,855

2004 Performance-Based Annual Incentive Plan

     On May 11, 2004 at the Annual Meeting of Shareholders, the Company’s Shareholders approved the Company’s 2004 Performance-Based Annual Incentive Plan by the following vote:

			Abstentions/
	For	Against	Non-votes
2004 Performance-Based Annual Incentive Plan	20,016,837	579,037	15,436

Item 6. Exhibits and Reports on Form 8-K

a)	Index to Exhibits

Exhibit 31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)	Reports filed on Form 8-K:

     None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEVITT CORPORATION

Date: August 12, 2004	By:	/s/ Alan B. Levan

Alan B. Levan, Chief Executive Officer

Date: August 12, 2004	By:	/s/ Glen R. Gilbert

Glen R. Gilbert, Executive Vice President,
Chief Accounting Officer and
Chief Financial Officer