Form 10-Q
period 2004-09-30
LEVITT CORP
filed 2004-11-15
CIK 1218320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2004

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

Indicate the number of shares outstanding for each of the Registrant’s classes of common stock, as of November 9, 2004:

Class of Common Stock	Shares Outstanding
Class A common stock, $0.01 par value	18,597,166
Class B common stock, $0.01 par value	1,219,031

Levitt Corporation and Subsidiaries
Index to Unaudited Consolidated Financial Statements

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements:
Consolidated Statements of Financial Condition as of September 30, 2004 and December 31, 2003 – Unaudited
Consolidated Statements of Operations for the three and nine month periods ended September 30, 2004 and 2003 - Unaudited
Consolidated Statements of Comprehensive Income for the three and nine month periods ended September 30, 2004 and 2003 - Unaudited
Consolidated Statements of Shareholders’ Equity for the nine month period ended September 30, 2004 - Unaudited
Consolidated Statements of Cash Flows for the nine months ended September 30, 2004 and 2003 – Unaudited
Notes to Unaudited Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures
PART II. OTHER INFORMATION
Item 6. Exhibits
SIGNATURES
CEO Certification pursuant to Section 302
CFO Certification pursuant to Section 302
CEO Certification pursuant to Section 906
CFO Certification pursuant to Section 906

Levitt Corporation

Consolidated Statements of Financial Condition - Unaudited
(In thousands except share data)

	September 30,	December 31,
	2004	2003
Assets
Cash and cash equivalents	$109,746	35,965
Restricted cash	2,525	3,384
Notes receivable	5,729	5,163
Inventory of real estate	428,304	257,556
Investments in real estate joint ventures	1,550	4,106
Investment in Bluegreen Corporation	80,752	70,852
Other assets	21,990	15,034
Goodwill	1,541	—
Deferred tax asset, net	—	654

Total assets	$652,137	392,714

Liabilities and Shareholders’ Equity
Accounts payable and accrued liabilities	$53,962	40,011
Customer deposits	52,945	52,134
Current income tax payable	244	1,024
Notes and mortgage notes payable	210,777	111,625
Notes and mortgage notes payable to affiliates	49,128	61,618
Development bonds payable	441	850
Deferred tax liability, net	4,871	—

Total liabilities	372,368	267,262
Shareholders’ equity:
Preferred stock, $0.01 par value Authorized: 5,000,000 shares Issued and outstanding: no shares	—	—
Class A Common Stock, $0.01 par value Authorized: 50,000,000 shares Issued and outstanding: 18,597,166 and 13,597,166 shares, respectively	186	136
Class B Common Stock, $0.01 par value Authorized: 10,000,000 shares Issued and outstanding: 1,219,031 and 1,219,031 shares, respectively	12	12
Additional paid-in capital	182,313	67,855
Retained earnings	97,026	57,020
Accumulated other comprehensive income	232	429

Total shareholders’ equity	279,769	125,452

Total liabilities and shareholders’ equity	$652,137	392,714

See accompanying notes to unaudited consolidated financial statements.

Levitt Corporation

Consolidated Statements of Operations – Unaudited
(In thousands, except per share data)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Revenues:
Sales of real estate	$132,893	64,930	373,946	184,933
Title and mortgage operations	1,164	607	3,473	1,588

Total revenues	134,057	65,537	377,419	186,521

Costs and expenses:
Cost of sales of real estate	98,513	46,487	275,854	135,162
Selling, general and administrative expenses	17,298	10,210	50,233	28,712
Interest expense, net	178	—	236	249
Other expenses	3,594	379	4,988	1,047
Minority interest	(50)	(22)	(26)	127

Total costs and expenses	119,533	57,054	331,285	165,297

	14,524	8,483	46,134	21,224
Earnings from Bluegreen Corporation	5,790	3,350	10,651	5,156
(Loss) earnings from real estate joint ventures	(25)	(16)	5,712	(98)
Interest and other income	1,979	663	3,306	1,930

Income before income taxes	22,268	12,480	65,803	28,212
Provision for income taxes	8,608	4,819	25,401	10,891

Net income	$13,660	7,661	40,402	17,321

Earnings per common share:
Basic	$0.69	0.52	2.23	1.17
Diluted	$0.66	0.50	2.18	1.14
Weighted average common shares outstanding:
Basic	19,816	14,816	18,083	14,816
Diluted	19,872	14,816	18,127	14,816
Dividends declared per common share:
Class A common stock	$0.02	—	0.02	—
Class B common stock	$0.02	—	0.02	—

See accompanying notes to unaudited consolidated financial statements.

Levitt Corporation

Consolidated Statements of Comprehensive Income - Unaudited
(In thousands)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Net income	$13,660	7,661	40,402	17,321
Other comprehensive income:
Pro-rata share of unrealized (loss) gain recognized by Bluegreen on retained interests in notes receivable sold, net of tax	(211)	112	(197)	775

Comprehensive income	$13,449	7,773	40,205	18,096

See accompanying notes to unaudited consolidated financial statements.

Levitt Corporation

Consolidated Statement of Shareholders’ Equity - Unaudited
For the Nine Months Ended September 30, 2004
(In thousands)

					Accumulated
					Compre-
	Class A	Class B	Additional		hensive
	Common	Common	Paid-In	Retained	Income
	Stock	Stock	Capital	Earnings	(Loss)	Total
Balance at December 31, 2003	$136	12	67,855	57,020	429	125,452
Net income	—	—	—	40,402	—	40,402
Other comprehensive loss	—	—	—	—	(197)	(197)
Issuance of common stock, net of stock issuance costs	50	—	114,719	—	—	114,769
Cash dividends paid	—	—	—	(396)	—	(396)
Issuance of Bluegreen common stock, net of tax	—	—	(261)	—	—	(261)

Balance at September 30, 2004	$186	12	182,313	97,026	232	279,769

See accompanying notes to unaudited consolidated financial statements.

Levitt Corporation

Consolidated Statements of Cash Flows - Unaudited
(In thousands)

	Nine Months
	Ended September 30,
	2004	2003
Operating activities:
Net income	$40,402	17,321
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	439	226
Increase in deferred income taxes	5,049	3,078
Earnings from Bluegreen Corporation	(10,651)	(5,156)
(Earnings) loss from real estate joint ventures	(5,712)	99
Gain on sale of building	(2,162)	—
Changes in operating assets and liabilities:
Restricted cash	859	(313)
Notes receivable	(566)	919
Inventory of real estate	(148,821)	(36,728)
Other assets	(5,275)	(2,405)
Accounts payable, accrued expenses and other liabilities	10,480	27,931

Net cash (used in) provided by operating activities	(115,958)	4,972

Investing activities:
Investment in real estate joint ventures	(127)	(905)
Distributions from real estate joint ventures	8,464	1,196
Proceeds from partial sale of joint venture interest	340	—
Purchase of Bowden Building Corporation, net of cash acquired	(6,109)	—
Proceeds from sale of building	5,315	—
Other	(2,045)	(343)

Net cash provided by (used in) investing activities	5,838	(52)

Financing activities:
Proceeds from notes and mortgage notes payable	240,878	97,784
Proceeds from notes and mortgage notes payable to affiliates	26,482	28,571
Repayment of notes and mortgage notes payable	(158,451)	(74,820)
Repayment of notes and mortgage notes payable to affiliates	(38,972)	(32,834)
Repayment of development bonds payable	(409)	(3,590)
Proceeds from issuance of common stock, net of issuance costs	114,769	—
Cash dividends paid	(396)	—

Net cash provided by financing activities	183,901	15,111

Increase in cash and cash equivalents	73,781	20,031
Cash and cash equivalents at the beginning of period	35,965	16,014

Cash and cash equivalents at end of period	$109,746	36,045

(Continued on next page)

Levitt Corporation
Consolidated Statements of Cash Flows - Unaudited
(In thousands)

	Nine Months
	Ended September 30,
	2004	2003
Supplemental cash flow information
Interest paid on borrowings	$7,190	6,090
Income taxes paid	21,921	8,081
Supplemental disclosure of non-cash operating, investing and financing activities:
Change in shareholder’s equity resulting from the change in other comprehensive (loss) gain, net of taxes	(197)	775
Change in shareholder’s equity from the net effect of Bluegreen’s capital transactions, net of taxes	(261)	(106)
Increase in joint venture investment resulting from unrealized gain on non-monetary exchange	409	—
Fair value of assets acquired from acquisition of Bowden Building Corporation	26,696	—
Fair value of liabilities acquired from acquisition of Bowden Building Corporation	20,587	—

See accompanying notes to unaudited consolidated financial statements.

Levitt Corporation

Notes to Unaudited Consolidated Financial Statements

1. Presentation of Interim Financial Statements

     Levitt Corporation (including its subsidiaries, the “Company”) engages in real estate activities through its Homebuilding and Land Divisions and other operations. The Homebuilding Division operates through Levitt and Sons, LLC (“Levitt and Sons”) and Bowden Building Corporation (“Bowden”), developers of single family home, townhome and condominium communities. The Land Division consists of the operations of Core Communities, LLC, a land and master-planned community developer (“Core Communities”). Other Operations includes Levitt Commercial, LLC, a developer of commercial properties (“Levitt Commercial”); an equity investment in Bluegreen Corporation, a New York Stock Exchange-listed company engaged in the acquisition, development, marketing and sale of ownership interests in vacation resorts and the development and sale of golf communities and residential land (“Bluegreen”); and investments in real estate and real estate joint ventures.

     The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-segment transactions have been eliminated in consolidation. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. Certain items in prior period financial statements have been reclassified to conform to the current presentation. These financial statements should be read in conjunction with the Company’s consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2003 and quarterly reports on Forms 10-Q for the quarters ended March 31, 2004 and June 30, 2004.

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

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure, to stock-based employee compensation (in thousands, except per share data):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Pro forma net income
Net income, as reported	$13,660	7,661	40,402	17,321
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related income tax effects and minority interest	(149)	—	(748)	—

Pro forma net income	$13,511	7,661	39,654	17,321

Basic earnings per share:
As reported	$0.69	0.52	2.23	1.17
Pro forma	0.68	0.52	2.19	1.17
Diluted earnings per share:
As reported	$0.66	0.50	2.18	1.14
Pro forma	0.66	0.50	2.14	1.14

3. Inventory of Real Estate

     Inventory of real estate is summarized as follows (in thousands):

	September 30,	December 31,
	2004	2003
Land and land development costs	$292,982	174,142
Construction costs	123,288	67,895
Other costs	12,034	15,519

	$428,304	257,556

4. Interest

     Interest incurred relating to land under development and construction is capitalized to real estate inventory during the active development period. Interest is capitalized as a component of inventory at the effective rates paid on borrowings during the pre-construction and planning stages and the periods that projects are under development. Capitalization of interest is discontinued if development ceases at a project. Capitalized interest is expensed as a component of cost of sales as related homes, land and units are sold. The following table is a summary of interest incurred on notes and mortgage notes payable and the amounts capitalized (in thousands):

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2004	2003	2004	2003
Interest incurred to non-affiliates	$2,479	1,349	5,660	4,254
Interest incurred to affiliates	584	545	1,779	1,745
Interest capitalized	(2,885)	(1,894)	(7,203)	(5,750)

Interest expense, net	$178	—	236	249

Interest expensed in cost of sales	$2,306	1,451	6,885	3,875

5. Other Expenses and Interest and Other Income

     Other expenses and interest and other income are summarized as follows (in thousands):

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2004	2003	2004	2003
Other expenses
Title and mortgage operations expenses	$709	379	2,103	1,047
Hurricane expense, net of projected insurance recoveries	2,885	—	2,885	—

Total other expenses	$3,594	379	4,988	1,047

Interest and other income
Interest income	$408	190	885	651
Reversal of litigation reserve (see Note 9)	1,440	—	1,440	—
Other income	131	473	981	1,279

Total interest and other income	$1,979	663	3,306	1,930

6. Investment in Bluegreen Corporation

     The Company accounts for its investment in Bluegreen under the equity method. At September 30, 2004, the Company owned approximately 9.5 million shares, or approximately 36%, of Bluegreen’s outstanding common stock.

     Bluegreen’s condensed consolidated balance sheets and condensed consolidated statements of income are as follows (in thousands):

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2004	2003
Total assets	$648,500	570,406

Total liabilities	414,835	378,878
Minority interest	7,340	4,648
Total shareholders’ equity	226,325	186,880

Total liabilities and shareholders’ equity	$648,500	570,406

Condensed Consolidated Statements of Income

	Three Months ended		Nine Months ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
Revenues and other income	$190,636	128,407	451,192	315,617
Cost and other expenses	163,760	111,119	399,541	283,572

Income before minority interest and provision for income taxes	26,876	17,288	51,651	32,045
Minority interest	360	699	2,692	1,875

Income before provision for income taxes	26,516	16,589	48,959	30,170
Provision for income taxes	10,209	6,387	18,849	11,615

Net income	$16,307	10,202	30,110	18,555

7. Notes and Mortgage Notes Payable

     At September 30, 2004, the Company has approximately $3.2 million of outstanding unsecured subordinated investment notes sold by the Company in a registered offering during 2003 and the first three months of 2004. In March 2004, the unsold notes under the original registration were deregistered.

8. Commitments and Contingencies

     At September 30, 2004, the Company had approximately $182.6 million of commitments to purchase properties for development. Approximately $114.7 million of such commitments are subject to due diligence and satisfaction of certain requirements and conditions, including financing contingencies. The following table summarizes certain information relating to outstanding purchase and option contracts.

	Purchase	Units/	Expected
	Price	Acres	Closing
Homebuilding Division	$182.6 million	6,752 units	2004-2006

     At September 30, 2004, cash deposits of approximately $6.4 million secured the Company’s commitments under these contracts.

     At September 30, 2004 the Company had outstanding surety bonds and letters of credit of approximately $26.0 million related primarily to its obligations to various governmental entities to construct improvements in the Company’s various communities. The Company estimates that approximately $9.0 million of work remains to complete these improvements. The Company does not believe that any outstanding bonds or letters of credit will likely be drawn upon.

9. Litigation

On December 29, 2000, Smith & Company, Inc. (“Smith”) filed a law suit against, among others, Levitt-Ansca Towne Partnership, a Florida limited partnership (“Partnership”), and Bellaggio by Levitt Homes, Inc. (“BLHI”), a Florida corporation and a wholly owned subsidiary of Levitt and Sons. The suit alleged, among other things, wrongful termination, breach and failure to pay for extra work performed outside the scope of the contract. A jury awarded Smith $4.4 million of which BLHI’s liability was estimated at $2.6 million. The Partnership appealed the verdict, and in April 2004 the Fourth District Court of Appeal of the State of Florida reversed the trial court’s previous award of damages in its entirety and remanded the matter to the trial court for a new trial on damages. The appeal bond previously posted was released in August 2004. The Company therefore reduced its litigation reserve by $1.4 million reflecting the Company’s assessment of potential liability. The $1.4 million reduction was recorded as interest and other income in the accompanying statement of operations for the three and nine months ended September 30, 2004.

10. Segment Reporting

     Operating segments are components of an enterprise about which separate financial information is available that is regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has three reportable business segments: Homebuilding, Land and Other Operations. The Company evaluates segment performance primarily based on net income. The information provided for segment reporting is based on management’s internal reports. The accounting policies of the segments are generally the same as those described in the summary of significant accounting policies. Eliminations consist primarily of the elimination of sales and profits on real estate transactions between the Land and Homebuilding Divisions, which were recorded based upon terms that management believes would be attained in an arm’s-length transaction. The presentation and allocation of assets, liabilities and results of operations may not reflect the actual economic costs of the segments as stand-alone businesses. If a different basis of allocation were utilized, the relative contributions of the segments might differ, but management believes that the relative trends in segments would likely not be impacted.

     The Company’s Homebuilding segment consists of the operations of Levitt and Sons and Bowden while the Land segment consists of the operations of Core Communities. The Other Operations segment consists of the activities of Levitt Commercial, the Company’s parent company operations and earnings from investments in Bluegreen and other real estate investments and joint ventures.

     The following tables present unaudited segment information as of and for the three and nine months ended September 30, 2004 and 2003 (in thousands).

			Other
Three Months Ended September 30, 2004	Homebuilding	Land	Operations	Eliminations	Total
Revenues
Sales of real estate	$112,431	20,163	779	(480)	132,893
Title and mortgage operations	1,164	—	—	—	1,164

Total revenues	113,595	20,163	779	(480)	134,057

Costs and expenses
Cost of sales of real estate	88,499	10,085	1,118	(1,189)	98,513
Selling, general and administrative expenses	12,269	2,652	2,377	—	17,298
Interest expense, net	177	—	1	—	178
Other expenses	3,094	500	—	—	3,594
Minority interest	(50)	—	—	—	(50)

Total costs and expenses	103,989	13,237	3,496	(1,189)	119,533

	9,606	6,926	(2,717)	709	14,524
Earnings from Bluegreen Corporation	—	—	5,790	—	5,790
Earnings (loss) from joint ventures	18	—	(43)	—	(25)
Interest and other income	1,539	315	125	—	1,979

Income before income taxes	11,163	7,241	3,155	709	22,268
Provision for income taxes	4,318	2,799	1,217	274	8,608

Net income	$6,845	4,442	1,938	435	13,660

Inventory of real estate	$309,841	123,893	12,153	(17,583)	428,304

Total assets	$357,893	179,049	132,778	(17,583)	652,137

Notes, mortgage notes, and bonds payable	$164,706	48,696	46,944	—	260,346

			Other
Three Months Ended September 30, 2003	Homebuilding	Land	Operations	Eliminations	Total
Revenues
Sales of real estate	$52,516	12,414	—	—	64,930
Title and mortgage operations	607	—	—	—	607

Total revenues	53,123	12,414	—	—	65,537

Costs and expenses
Cost of sales of real estate	41,201	5,197	409	(320)	46,487
Selling, general and administrative expenses	7,183	2,072	955	—	10,210
Other expenses	379	—	—	—	379
Minority interest	(25)	—	3	—	(22)

Total costs and expenses	48,738	7,269	1,367	(320)	57,054

	4,385	5,145	(1,367)	320	8,483
Earnings from Bluegreen Corporation	—	—	3,350	—	3,350
(Loss) earnings from joint ventures	(75)	—	59	—	(16)
Interest and other income	162	486	15	—	663

Income before income taxes	4,472	5,631	2,057	320	12,480
Provision for income taxes	1,725	2,176	795	123	4,819

Net income	$2,747	3,455	1,262	197	7,661

Inventory of real estate	$186,404	50,159	4,512	(6,221)	234,854

Total assets	$210,592	80,926	70,364	(5,359)	356,523

Notes, mortgage notes, and bonds payable	$107,139	15,230	40,216	—	162,585

			Other
Nine Months Ended September 30, 2004	Homebuilding	Land	Operations	Eliminations	Total
Revenues
Sales of real estate	$316,100	77,061	4,908	(24,123)	373,946
Title and mortgage operations	3,473	—	—	—	3,473

Total revenues	319,573	77,061	4,908	(24,123)	377,419

Costs and expenses
Cost of sales of real estate	248,830	33,755	5,325	(12,056)	275,854
Selling, general and administrative expenses	35,406	7,930	6,897	—	50,233
Interest expense, net	177	58	1	—	236
Other expenses	4,488	500	—	—	4,988
Minority interest	(50)	—	24	—	(26)

Total costs and expenses	288,851	42,243	12,247	(12,056)	331,285

	30,722	34,818	(7,339)	(12,067)	46,134
Earnings from Bluegreen Corporation	—	—	10,651	—	10,651
Earnings from joint ventures	3,350	—	2,362	—	5,712
Interest and other income	1,654	1,332	320	—	3,306

Income before income taxes	35,726	36,150	5,994	(12,067)	65,803
Provision for income taxes	13,790	13,954	2,312	(4,655)	25,401

Net income	$21,936	22,196	3,682	(7,412)	40,402

Inventory of real estate	$309,841	123,893	12,153	(17,583)	428,304

Total assets	$357,893	179,049	132,778	(17,583)	652,137

Notes, mortgage notes, and bonds payable	$164,706	48,696	46,944	—	260,346

			Other
Nine Months Ended September 30, 2003	Homebuilding	Land	Operations	Eliminations	Total
Revenues
Sales of real estate	$135,107	45,019	4,807	—	184,933
Title and mortgage operations	1,588	—	—	—	1,588

Total revenues	136,695	45,019	4,807	—	186,521

Costs and expenses
Cost of sales of real estate	105,073	25,484	4,925	(320)	135,162
Selling, general and administrative expenses	19,774	5,770	3,168	—	28,712
Interest expense, net	—	224	25	—	249
Other expenses	1,047	—	—	—	1,047
Minority interest	(75)	—	202	—	127

Total costs and expenses	125,819	31,478	8,320	(320)	165,297

	10,876	13,541	(3,513)	320	21,224
Earnings from Bluegreen Corporation	—	—	5,156	—	5,156
(Loss) earnings from joint ventures	(120)	—	22	—	(98)
Interest and other income	432	1,339	159	—	1,930

Income before income taxes	11,188	14,880	1,824	320	28,212
Provision for income taxes	4,319	5,744	705	123	10,891

Net income	$6,869	9,136	1,119	197	17,321

Inventory of real estate	$186,404	50,159	4,512	(6,221)	234,854

Total assets	$210,592	80,926	70,364	(5,359)	356,523

Notes, mortgage notes, and bonds payable	$107,139	15,230	40,216	—	162,585

11. Parent Company Financial Statements

     Condensed Statements of Financial Condition at September 30, 2004 and December 31, 2003, and Condensed Statements of Operations for the three and nine months ended September 30, 2004 and 2003 are shown below (in thousands):

Condensed Statements of Financial Condition

	September 30,	December 31,
	2004	2003
Total assets	$256,286	181,808

Total liabilities	54,797	56,356
Total shareholders’ equity	201,489	125,452

Total liabilities and shareholders’ equity	$256,286	181,808

Condensed Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues	$43	12	156	34
Costs and expenses	2,390	1,339	6,979	3,740

Loss before income taxes	(2,347)	(1,327)	(6,823)	(3,706)
Benefit for income taxes	(905)	(509)	(2,632)	(1,427)

Loss before earnings from wholly owned subsidiaries, net of tax	(1,442)	(818)	(4,191)	(2,279)
Earnings from wholly owned subsidiaries, net of tax	11,572	6,384	36,612	16,419
Earnings from Bluegreen Corporation, net of tax	3,556	2,058	6,542	3,167
(Loss) earnings from real estate joint ventures, net of tax	(26)	37	1,439	14

Net income	$13,660	7,661	40,402	17,321

     Cash dividends received from subsidiaries for the nine months ended September 30, 2004 and 2003 were $7.1 million and $4.3 million, respectively. Some subsidiaries’ borrowings contain covenants that, among other things, may have the effect of limiting dividends that can be paid to Levitt Corporation.

12. Earnings per Share

     Basic earnings per common share is computed by dividing earnings attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share is computed in the same manner as basic earnings per share, but it also gives consideration to dilutive stock options using the treasury stock method and the pro rata impact of Bluegreen’s dilutive securities (stock options and convertible securities) on the amount of Bluegreen’s earnings that the Company recognizes. There were no stock options of the Company granted in the three and nine months ended September 30, 2003 or outstanding at September 30, 2003.

     The following table presents the computation of basic and diluted earnings per common share (in thousands, except for per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Numerator:
Basic earnings per common share:
Net income – basic	$13,660	7,661	40,402	17,321

Diluted earnings per common share:
Net income – basic	$13,660	7,661	40,402	17,321
Pro rata share of the net effect of Bluegreen dilutive securities	(452)	(276)	(803)	(376)

Net income – diluted	$13,208	7,385	39,599	16,945

Denominator:
Basic average shares outstanding	19,816	14,816	18,083	14,816
Net effect of stock options assumed to be exercised	56	–	44	–

Diluted average shares outstanding	19,872	14,816	18,127	14,816

Earnings per common share:
Basic	$.69	.52	2.23	1.17
Diluted	.66	.50	2.18	1.14

13. Dividends

     On July 26, 2004 the Company’s Board of Directors declared a cash dividend of $0.02 per share on its Class A common stock and Class B common stock. The dividend was paid on August 16, 2004 to all shareholders of record on August 9, 2004.

     On October 25, 2004 the Company’s Board of Directors declared a cash dividend of $0.02 per share on its Class A common stock and Class B common stock. The Board set the payment date for November 15, 2004, to all shareholders of record on November 8, 2004.

     The Company has not adopted a policy of regular dividend payments. The payment of dividends in the future is subject to approval by the Board of Directors and will depend upon, among other factors, the Company’s results of operations and financial condition.

14. Equity Transactions

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

15. Acquisition

     On April 28, 2004 the Company acquired Bowden for approximately $7.4 million in cash. The acquisition was accounted for under the purchase method of accounting. Under this method the assets acquired and the liabilities assumed were recorded at their estimated fair value. The amount of the purchase price in excess of the estimated fair value of net assets acquired, recorded as goodwill, was approximately $1.5 million. The following table summarizes the fair value of the assets acquired and liabilities assumed in connection with the purchase of all of Bowden’s capital stock (in thousands):

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The objective of the following discussion is to provide an understanding of the financial condition and results of operations of Levitt Corporation and its wholly owned subsidiaries (“Levitt”, or “the Company”) as of and for the three and nine months ended September 30, 2004 and 2003, respectively. The Company may also be referred to as “we,” “us,” or “our.” We engage in homebuilding, land development and other real estate activities through Levitt and Sons, LLC (“Levitt and Sons”), Bowden Building Corporation (“Bowden”), Core Communities, LLC (“Core Communities”) and other operations, which include Levitt Commercial, LLC (“Levitt Commercial”), an investment in Bluegreen Corporation (“Bluegreen”) and investments in real estate projects through subsidiaries and joint ventures. Levitt and Sons is a developer of single-family home and townhome communities and condominium and rental apartment complexes. Levitt and Sons and its predecessors have built more than 200,000 homes since 1929. Acquired in April 2004, Bowden is a builder of single family homes based in Memphis, Tennessee. Core Communities is currently developing Tradition, its second master-planned community, which is located in St. Lucie County, Florida. Tradition is planned to include approximately five miles of frontage on Interstate 95 and more than 9,000 total acres, including more than 6,500 net saleable acres. Levitt Commercial specializes in the development and management of industrial, commercial and retail properties. Bluegreen is a New York Stock Exchange-listed company engaged in the acquisition, development, marketing and sale of ownership interests in vacation resorts, and the development and sale of golf communities and residential land.

     Except for historical information contained herein, the matters discussed in this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. Some of the forward-looking statements can be identified by the use of words such as “anticipate,” “believe,” “estimate,” “may,” “intend,” “expect,” “will,” “should,” “seeks” or other similar expressions. Forward-looking statements are based largely on management’s expectations and involve inherent risks and uncertainties including certain risks described in this report. When considering those forward-looking statements, you should keep in mind the risks, uncertainties and other cautionary statements made in this report. You should not place undue reliance on any forward-looking statement, which speaks only as of the date made. In addition to the risks identified below, you should refer to our periodic and current reports filed with the United States Securities and Exchange Commission (the “SEC”) for specific risks which could cause actual results to be significantly different from those expressed or implied by those forward-looking statements. Some factors which may affect the accuracy of the forward-looking statements apply generally to the real estate industry, while other factors apply directly to us. Any number of important factors which could cause actual results to differ materially from those in the forward-looking statements include: the impact of economic, competitive and other factors affecting the Company and its operations, including the impact of hurricanes and tropical storms in the areas in which we operate, and that the recent hurricanes may have a greater impact on operations than currently anticipated or that damage to our homes and property may be greater than currently anticipated; the market for real estate generally and in the areas where the Company has developments, including the impact of market conditions on the Company’s margins; the availability and price of land suitable for development; shortages and increased costs of construction materials and labor; the effects of increases in interest rates; environmental factors, the impact of governmental regulations and requirements (including delays in obtaining necessary permits and approvals as a result of the reallocation of government resources based on hurricane related issues in the areas in which we operate); the Company’s ability to successfully integrate the operations of Bowden Homes; the Company’s ability to timely deliver homes from backlog and successfully manage growth; that our internal controls over financial reporting are found not to be effective as required under Section 404 of the Sarbanes-Oxley Act of 2002; and the Company’s success at managing the risks involved in the foregoing. Many of these factors are beyond our control. The Company cautions that the foregoing factors are not exclusive.

Executive Overview

     Management evaluates the performance and prospects of the Company and its subsidiaries using a variety of financial and non-financial measures. The key financial measures utilized to evaluate historical operating performance include revenues from sales of real estate, cost of sales of real estate, margin (which we measure as revenues from sales of real estate minus cost of sales of real estate), margin percentage (which we measure as margin divided by revenues from sales of real estate), income before taxes and net income. Non-financial measures used to evaluate historical performance include the number and value of new orders executed, the number of housing starts and the number of homes delivered. In evaluating the Company’s future prospects, management considers non-financial information such as the number of homes and acres in backlog (which we measure as homes or land subject to an executed sales contract) and the aggregate value of those contracts. Additionally, we monitor the number of properties remaining in inventory and under contract to be purchased relative to our sales and construction trends. The Company’s ratio of debt to shareholders’ equity and cash requirements are also considered by management when evaluating the Company’s future prospects, as are general economic factors and interest rate trends. Each of the above measures is discussed in the following sections as it relates to our operating results, financial position and liquidity. The list of measures above is not an exhaustive list, and management may from time to time utilize additional financial and non-financial information or may not use the measures listed above.

Impact of Florida Hurricanes in 2004

     The majority of our business operations are located in the State of Florida, which is subject to hurricanes and other tropical weather systems. In the months of August and September 2004, five named storms made landfall in the State of Florida – Tropical Storm Bonnie and Hurricanes Charley, Frances, Ivan and Jeanne. Hurricane Charley passed through the southwestern and central areas of Florida, including areas where we have significant homebuilding operations (Ft. Myers, Sarasota and Orlando). Hurricanes Frances and Jeanne both made landfall on the east coast of the state near our St. Lucie County homebuilding and land development operations before passing to the northwest over Orlando. These three hurricanes caused property damage in several of the communities we are currently developing, however our losses were primarily related to landscaping, fences, lake beds and building materials. Our consolidated statements of operations for the three and nine months ended September 30, 2004 include charges, recorded as other expenses, related to hurricane damage of approximately $2.9 million, net of projected insurance recoveries.

     In addition to property damage, hurricanes may cause disruptions to our business operations. New home buyers cannot obtain insurance until after named storms have passed, creating delays in new home deliveries. Approaching storms require that sales, development and construction operations be suspended in favor of storm preparation activities such as securing construction materials and equipment. After a storm has passed, construction-related resources such as sub-contracted labor and building materials are likely to be redeployed to hurricane recovery efforts around the state. Governmental permitting and inspection activities may similarly be focused primarily on returning displaced residents to homes damaged by the storms, rather than on new construction activity. Depending on the severity of the damage caused by the storms, disruptions such as these could last for several months. We have experienced a number of these disruptions following the unprecedented series of hurricanes which struck Florida in 2004. Although the disruptions are not expected to have a material impact on the profitability of our operations over the long term, we do expect the delays in new home deliveries and governmental permitting and inspection activities resulting from the hurricanes to continue through the first quarter of 2005.

Impact of Materials Costs, Interest Rates and Local Government Regulation

     Our business operations are impacted by competition for raw materials, supply and delivery issues. Throughout 2004, supply and delivery issues have resulted in higher prices of some building materials. The costs of lumber, steel, concrete, asphalt and other building materials all have risen significantly this year. We compete with other real estate developers—regionally, nationally and globally—for raw materials. Chinese demand for cement combined with supply bottlenecks and rising prices in global shipping have contributed to regional shortages in cement. Historically we have managed our costs, in part, by entering into short-term, fixed-price materials contracts with our subcontractors and our material suppliers. We may be unable to achieve cost containment in the future by using fixed-price contracts. Without corresponding increases in the sales prices of our real estate inventories (both land and finished homes), increasing materials costs associated with land development and home building could negatively affect our results of operations.

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

     We rely on third party financing of our land purchases, land development, and product development costs. The majority of our financing consists of variable rate debt and rising interest rates therefore increase our borrowing costs. Historically, rising interest rates have also negatively impacted housing demand. Were demand for housing to decline, land may remain in our inventory longer and our corresponding borrowing costs would increase. Also, rising interest rates increase the mortgage costs of our customers who finance their purchases of our homes. Similarly, rising interest rates may affect our customers’ ability to sell the homes they currently occupy, the proceeds of which may be needed to fund, in whole or in part, their purchases of our homes. Although we are not currently experiencing any adverse effects from higher interest rates, higher rates may adversely affect our results of operations in the future.

     We are required to obtain various permitting approvals of numerous governmental authorities in developing a project and building homes. Local governments have had difficulty responding to the rapid growth and continued demand for land and housing in the real estate markets in which we operate, resulting in delays in permitting approvals. In the aftermath of the Florida hurricanes, the demands on local government were intensified as government staff mobilized to support construction repairs, restore basic community services and emergency relief. Delays in permitting approvals will affect our business, as well as the businesses of our Land Division’s customers, and may affect our results of operations in the future.

Critical Accounting Policies and Estimates

     Management views critical accounting policies as accounting policies that are important to the understanding of our financial statements and also involve estimates and judgments about inherently uncertain matters. In preparing our financial statements, management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates require the exercise of judgment, as future events cannot be determined with certainty. Accordingly, actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in subsequent periods relate to the determination of the valuation of real estate, the estimation of costs required to complete development of a property, the valuation of investments in real estate joint ventures, the valuation of the fair market value of assets and liabilities in the application of the purchase method of accounting and the amount of the deferred tax asset valuation allowance. The accounting policies that we have identified as critical to the portrayal of our financial condition and results of operations are: (i) real estate inventories; (ii) investments in real estate joint ventures and other equity investments; (iii) revenue recognition; (iv) capitalized interest; and (v) income taxes. For a more detailed discussion of these critical accounting policies see “Critical Accounting Policies” appearing in our Annual Report on Form 10-K for the year ended December 31, 2003.

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
	2004	2003	Change	2004	2003	Change
(In thousands, except per share data)	(Unaudited)			(Unaudited)
Revenues
Sales of real estate	$132,893	64,930	67,963	373,946	184,933	189,013
Title and mortgage operations	1,164	607	557	3,473	1,588	1,885

Total revenues	134,057	65,537	68,520	377,419	186,521	190,898

Costs and expenses
Cost of sales of real estate	98,513	46,487	52,026	275,854	135,162	140,692
Selling, general and administrative expenses	17,298	10,210	7,088	50,233	28,712	21,521
Interest expense, net	178	—	178	236	249	(13)
Other expenses	3,594	379	3,215	4,988	1,047	3,941
Minority interest	(50)	(22)	(28)	(26)	127	(153)

Total costs and expenses	119,533	57,054	62,479	331,285	165,297	165,988

	14,524	8,483	6,041	46,134	21,224	24,910
Earnings from Bluegreen Corporation	5,790	3,350	2,440	10,651	5,156	5,495
(Loss) earnings from joint ventures	(25)	(16)	(9)	5,712	(98)	5,810
Interest and other income	1,979	663	1,316	3,306	1,930	1,376

Income before income taxes	22,268	12,480	9,788	65,803	28,212	37,591
Provision for income taxes	8,608	4,819	3,789	25,401	10,891	14,510

Net income	$13,660	7,661	5,999	40,402	17,321	23,081

Basic earnings per share	$0.69	0.52	0.17	2.23	1.17	1.06
Diluted earnings per share	$0.66	0.50	0.16	2.18	1.14	1.04
Weighted average shares outstanding	19,816	14,816	5,000	18,083	14,816	3,267
Diluted shares outstanding	19,872	14,816	5,056	18,127	14,816	3,311

For the Three Months Ended September 30, 2004 Compared to the Same 2003 Period:

     Consolidated net income increased $6.0 million, or 78% for the three months ended September 30, 2004 as compared to the same period in 2003. The increase in net income primarily resulted from an increase in sales of real estate by our Homebuilding and Land Divisions and from higher earnings from Bluegreen Corporation.

     Our revenues from sales of real estate increased 105% to $132.9 million for the quarter ended September 30, 2004 from $64.9 million for the same 2003 period. This increase was attributable primarily to an increase in home deliveries from 247 homes delivered in the third quarter of 2003 to 534 homes delivered in the third quarter of 2004. Profits on inter-segment transactions are deferred until the properties are delivered to unaffiliated parties, at which time the deferred profit is applied against consolidated cost of sales. Consolidated cost of sales was reduced by approximately $1.2 million in the third quarter of 2004 reflecting the recognition of previously deferred profits related to sales of land between our Land and Homebuilding Divisions. No similarly deferred profits were recognized during the third quarter of 2003.

     Selling, general and administrative expenses increased during the third quarter of 2004 compared to the same 2003 period primarily as a result of higher employee compensation and benefits

(including sales commissions), and increased advertising expenses. The increase in employee compensation and benefits and advertising expenses was directly related to our new development projects in Central and South Florida, the expansion of homebuilding activities into North Florida and Georgia, the addition of Bowden and the increase in our home deliveries. The number of our full time employees increased to 479 at September 30, 2004 from 316 at September 30, 2003, and the number of part time employees increased to 35 at September 30, 2004 from 33 at September 30, 2003. As a percentage of total revenues, selling, general and administrative expenses declined to 13% in the third quarter of 2004 from 16% in the third quarter of 2003.

     Interest incurred on notes and development bonds payable totaled $3.1 million and $1.9 million for the 2004 period and 2003 period, respectively. Interest incurred was higher due to higher outstanding balances of notes and mortgage notes payable. Interest capitalized was $2.9 million and $1.9 million for the 2004 and 2003 periods, respectively. At the time of home closings and land sales, the capitalized interest allocated to such inventory is charged to cost of sales. Cost of sales of real estate for the three months ended September 30, 2004 and 2003 included previously capitalized interest of approximately $2.3 million and $1.5 million, respectively.

     The increase in other expenses was primarily attributable to a $2.9 million charge, net of projected insurance recoveries, recorded to account for the estimated costs of remediating hurricane-related damage in our Florida Homebuilding and Land operations, as previously discussed.

     Bluegreen’s reported net income for the three months ended September 30, 2004 was $16.3 million, as compared to $10.2 million for the same period in 2003. Our interest in Bluegreen’s earnings, net of purchase accounting adjustments, was $5.8 million for the third quarter of 2004 versus $3.4 million for the third quarter of 2003. For the three months ended September 30, 2004 and 2003, we owned 9.5 million shares and 8.3 million shares, respectively, of Bluegreen’s common stock, which represented approximately 36% and 34%, respectively, of the weighted average outstanding shares of Bluegreen.

     The increase in interest and other income is primarily related to a $1.4 million reduction of a litigation reserve as a result of the Company’s successful appeal of a 2002 judgment, as discussed in the Notes to our unaudited consolidated financial statements.

For the Nine Months Ended September 30, 2004 Compared to the Same 2003 Period:

     Consolidated net income increased $23.1 million, or 133% for the nine months ended September 30, 2004 as compared to the same period in 2003. The increase in net income primarily resulted from an increase in sales of real estate by our Homebuilding and Land Divisions, from higher earnings from Bluegreen Corporation and from an increase in our earnings from our real estate joint venture activities.

     Our revenues from sales of real estate increased 102% to $373.9 million for the nine months ended September 30, 2004 from $184.9 million for the same 2003 period. This increase is attributable primarily to an increase in home deliveries from 619 homes delivered in the first nine months of 2003 to 1,451 homes delivered in the first nine months of 2004. Consolidated cost of sales was reduced by approximately $3.1 million in the first nine months of 2004 as a result of the recognition of previously deferred profits related to sales of land by our Land Division to our Homebuilding Division. No similarly deferred profits were recognized during the first nine months of 2003.

     Selling, general and administrative expenses increased during the first nine months of 2004 compared to the same 2003 period primarily as a result of higher employee compensation and benefits

(including sales commissions), and increased advertising expenses as described above. As a percentage of total revenues, selling, general and administrative expenses declined to 13% in the first nine months of 2004 from 15% in the first nine months of 2003.

     Interest incurred on notes and development bonds payable totaled $7.4 million and $6.0 million for the 2004 period and 2003 period, respectively. Interest incurred was higher due to higher outstanding balances of notes and mortgage notes payable related to increases in our inventory of real estate. Interest capitalized was $7.2 million for the 2004 period and $5.7 million for the 2003 period. Cost of sales of real estate for the nine months ended September 30, 2004 and 2003 included previously capitalized interest of approximately $6.9 million and $3.9 million, respectively.

     Bluegreen’s reported net income for the nine months ended September 30, 2004 was $30.1 million, as compared to $18.6 million for the same period in 2003. Our interest in Bluegreen’s earnings, net of purchase accounting adjustments, was $10.7 million for the first nine months of 2004 versus $5.2 million for the first nine months of 2003.

     Earnings from real estate joint ventures were $5.7 million during the first nine months of 2004 as compared to a loss of $98,000 during the 2003 period. This increase in earnings in our real estate joint venture activities primarily resulted from gains recognized upon the sale of a joint venture’s property in Vero Beach, Florida, earnings associated with the delivery of condominium units by a joint venture project in Boca Raton, Florida and earnings associated with the delivery of homes by a joint venture project in West Palm Beach, Florida. We do not believe that the level of earnings from real estate joint ventures recognized in the first nine months of 2004 is indicative of the results expected for the entire year because all three joint venture projects are almost sold out and their operations are essentially completed.

HOMEBUILDING DIVISION RESULTS OF OPERATIONS

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
	2004	2003	Change	2004	2003	Change
(In thousands)		(Unaudited)			(Unaudited)
Revenues
Sales of real estate	$112,431	52,516	59,915	316,100	135,107	180,993
Title and mortgage operations	1,164	607	557	3,473	1,588	1,885

Total revenues	113,595	53,123	60,472	319,573	136,695	182,878

Costs and expenses
Cost of sales of real estate	88,499	41,201	47,298	248,830	105,073	143,757
Selling, general and administrative expenses	12,269	7,183	5,086	35,406	19,774	15,632
Interest expense, net	177	—	177	177	—	177
Other expenses	3,094	379	2,715	4,488	1,047	3,441
Minority interest	(50)	(25)	(25)	(50)	(75)	25

Total costs and expenses	103,989	48,738	55,251	288,851	125,819	163,032

	9,606	4,385	5,221	30,722	10,876	19,846
Earnings (loss) from joint ventures	18	(75)	93	3,350	(120)	3,470
Interest and other income	1,539	162	1,377	1,654	432	1,222

Income before income taxes	11,163	4,472	6,691	35,726	11,188	24,538
Provision for income taxes	4,318	1,725	2,593	13,790	4,319	9,471

Net income	$6,845	2,747	4,098	21,936	6,869	15,067

Domestic
Homes delivered	534	247	287	1,451	619	832
Construction starts	461	465	(4)	1,945	1,105	840
Average selling price of homes delivered	$211	213	(2)	218	218	—
Margin percentage on homes delivered	21.3%	21.5%	-0.2%	21.3%	22.2%	-0.9%
New orders (units)	357	739	(382)	1,365	1,767	(402)
New orders (value)	$87,194	170,016	(82,822)	351,354	397,512	(46,158)
Backlog of homes (units)	2,175	1,972	203	2,175	1,972	203
Backlog of homes (value)	$528,281	429,997	98,284	528,281	429,997	98,284
Joint Ventures:
Homes delivered	6	—	6	146	—	146
Construction starts	—	—	—	—	43	(43)
New orders (units)	—	7	(7)	42	42	—
New orders (value)	$—	2,192	(2,192)	13,967	10,141	3,826
Backlog of homes (units)	—	103	(103)	—	103	(103)
Backlog of homes (value)	$—	26,168	(26,168)	—	26,168	(26,168)

     At September 30, 2004, our Homebuilding Division had a delivery backlog of 2,175 homes representing $528.3 million of future sales. The average sales price of the homes in backlog at September 30, 2004 is approximately 8% higher than the average sales price of the homes in backlog at December 31, 2003. While the strong demand and backlog are encouraging for our 2004 and 2005 results, potential economic trends and developments could impact our Homebuilding Division in future periods. In recent months, the costs of lumber, steel, concrete and other building materials have risen significantly. While we may be able to increase our selling prices to absorb these increased costs in future sales, the sales prices of homes in our backlog cannot be increased and the margins on the delivery of homes in backlog may be adversely affected by this trend.

     We believe we own or control sufficient land to meet our long-term growth goals. In the shorter-term, we expect the number of signed new orders for homes in our Florida operations to level off and perhaps decline slightly through the first quarter of 2005 as we transition from the older, established communities at which sales are reaching completion to new communities that we expect will open for sale to the public in the next six to 18 months. Our sales performance in Florida over the past twelve months exceeded our projections; as a result, we are currently focused on building homes to meet the 12-month delivery time frame projected by us at the time of sale. We believe that active growth management will permit us to increase customer satisfaction and reduce the amount of time contracted homes are in backlog, thereby reducing our exposure to rising costs.

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

For the Three Months Ended September 30, 2004 Compared to the Same 2003 Period:

     The value of new orders declined to $87.2 million for the three months ended September 30, 2004, from $170.0 million in the three months ended September 30, 2003. The decline in new orders was primarily the result of: the unprecedented string of four hurricanes in Florida during August and September; the absence of new community openings to offset stronger than expected order growth in prior periods; and our intentional slowing of the pace of new home orders to help assure high levels of customer satisfaction by meeting delivery schedules acceptable to our customers. Some of our Florida communities sold out faster than originally anticipated and new communities were not yet ready for sales. While this strengthened our backlog, we experienced a short-term decline in saleable inventory. This impacted Florida homebuilding operations in the third quarter of 2004, when new orders were placed for 232 homes, as compared with the record 739 new orders placed in the third quarter of 2003. As discussed above, we believe that our inventory of homes available for sale and new orders should improve as we open new communities to the public.

     Revenues from home sales increased 114% to $112.4 million during the three months ended September 30, 2004, as compared to the same 2003 period. This was primarily due to an increase in home deliveries in communities that commenced deliveries in 2003 and from Bowden’s operations. During the three months ended September 30, 2004, 534 homes were delivered as compared to 247 homes delivered during the three months ended September 30, 2003. The average selling price of homes delivered in the three months ended September 30, 2004 declined to $211,000 from $213,000 in the three months ended September 30, 2003 as increased prices in our Florida homebuilding operations were offset by the inclusion of home deliveries by Bowden, which has historically sold lower priced homes than Levitt and Sons.

     Cost of sales increased 115% to $88.5 million during the three months ended September 30, 2004, as compared to the same 2003 period. The increase in cost of sales was primarily due to the increase in home deliveries. Included in cost of sales for the three months ended September 30, 2004 are approximately $428,000 of purchase accounting adjustments relating to the Bowden acquisition.

     Selling, general and administrative expenses increased 71% to $12.3 million during the three months ended September 30, 2004, as compared to the same 2003 period. The increase in selling, general and administrative expenses primarily resulted from the increase in home deliveries and the addition of Bowden, as well as an increase in compensation and benefits resulting from the continued

expansion of our homebuilding operations. As a percentage of total revenues, selling, general and administrative expenses declined to 11% in the third quarter of 2004 from 14% in the third quarter of 2003. The improvement in selling, general and administrative expenses as a percentage of revenues reflects increased revenue levels.

     Interest incurred totaled $1.9 million and $1.3 million for the three months ended September 30, 2004 and 2003, respectively. The increase in the amount of interest incurred in the period related primarily to the assumption of debt related to the acquisition of Bowden. Interest capitalized for the quarters ended September 30, 2004 and 2003 totaled $1.7 million and $1.3 million, respectively. Cost of sales of real estate for the three months ended September 30, 2004 and 2003 included previously capitalized interest of approximately $1.9 million and $1.0 million, respectively.

     The increase in other expenses was primarily attributable to a $2.4 million charge, net of projected insurance recoveries, recorded to account for the estimated costs of remediating hurricane-related damage in the Homebuilding Division’s Florida operations, as previously discussed.

     The increase in earnings from real estate joint ventures was the result of the delivery of the final six residential condominium units by a joint venture that is developing a condominium complex. No units were delivered by that joint venture in the third quarter of 2003. As of September 30, 2004, there were no residential units remaining to be delivered from that joint venture property. Accordingly, the results of our Homebuilding Division’s joint venture operations for the three months ended September 30, 2004 are not indicative of the results that are to be expected for the remainder of the year or future periods.

     The increase in interest and other income is primarily related to a $1.4 million reduction of a previously accrued litigation reserve as a result of the Company’s successful appeal of a 2002 judgment against a partnership in which a subsidiary is a partner, as discussed in the Notes to our unaudited consolidated financial statements.

For the Nine Months Ended September 30, 2004 Compared to the Same 2003 Period:

     For the nine months ended September 30, 2004, the value of new orders declined to $351.4 million from $397.5 million in the nine months ended September 30, 2003. In addition to the impact of the hurricanes in the third quarter, the decline in new orders for the first nine months of 2004 was primarily the result of the absence of new community openings to offset stronger than expected order growth in prior periods and our intentional slowing of the pace of new home orders to help assure high levels of customer satisfaction by meeting delivery schedules acceptable to our customers. Some of our Florida communities sold out faster than originally anticipated and new communities were not yet ready for sales. Revenues from home sales increased 134% to $316.1 million during the nine months ended September 30, 2004, as compared to the same 2003 period. This increase is attributable primarily to an increase in home deliveries in communities that commenced deliveries in 2003 and from Bowden’s operations. During the nine months ended September 30, 2004, 1,451 homes were delivered as compared to 619 homes delivered during the nine months ended September 30, 2003. The average selling price of homes delivered in the nine months ended September 30, 2004 and 2003 remained stable at $218,000, as higher selling prices at Levitt and Sons were offset by the inclusion of home deliveries by Bowden, which has historically sold lower priced homes than Levitt and Sons.

     Cost of sales increased 137% to $248.8 million during the nine months ended September 30, 2004, as compared to the same 2003 period. The increase in cost of sales was primarily due to the increase in home deliveries. Cost of sales as a percentage of related revenue was 79% and 78% for the nine months ended September 30, 2004 and 2003, respectively. Included in cost of sales for the nine months ended September 30, 2004 are approximately $1.7 million of purchase accounting adjustments relating to the acquisition of Bowden.

     Selling, general and administrative expenses increased 79% to $35.4 million during the nine months ended September 30, 2004, as compared to the same 2003 period. The increase in selling, general and administrative expenses primarily resulted from the increase in home deliveries, as well as an increase in compensation and benefits resulting from the continued expansion of homebuilding operations. As a percentage of total revenues, selling, general and administrative expenses declined to 11% in the first nine months of 2004 from 14% in the first nine months of 2003.

     Interest incurred totaled $4.5 million and $3.7 million for the nine months ended September 30, 2004 and 2003, respectively. The increase in the amount of interest incurred in the period related primarily to the assumption of debt related to the acquisition of Bowden. Interest capitalized for the nine month periods ended September 30, 2004 and 2003 totaled $4.3 million and $3.7 million, respectively. Cost of sales of real estate for the nine months ended September 30, 2004 and 2003 included previously capitalized interest of approximately $5.5 million and $2.7 million, respectively.

     The increase in earnings from real estate joint ventures was the result of the delivery of 146 units by the condominium joint venture in Boca Raton, Florida. No units were delivered by that joint venture during the first nine months of 2003.

LAND DIVISION RESULTS OF OPERATIONS

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
	2004	2003	Change	2004	2003	Change
(In thousands)		(Unaudited)			(Unaudited)
Revenues
Sales of real estate	$20,163	12,414	7,749	77,061	45,019	32,042

Total revenues	20,163	12,414	7,749	77,061	45,019	32,042

Costs and expenses
Cost of sales of real estate	10,085	5,197	4,888	33,755	25,484	8,271
Selling, general and administrative expenses	2,652	2,072	580	7,930	5,770	2,160
Interest expense, net	—	—	—	58	224	(166)
Other expenses	500	—	500	500	—	500

Total costs and expenses	13,237	7,269	5,968	42,243	31,478	10,765

	6,926	5,145	1,781	34,818	13,541	21,277
Interest and other income	315	486	(171)	1,332	1,339	(7)

Income before income taxes	7,241	5,631	1,610	36,150	14,880	21,270
Provision for income taxes	2,799	2,176	623	13,954	5,744	8,210

Net income	$4,442	3,455	987	22,196	9,136	13,060

Acres sold	133	57	76	919	1,268	(349)
Margin percentage	50.0%	58.1%	-8.1%	56.2%	43.4%	12.8%
Unsold acres	8,384	4,937	3,447	8,384	4,937	3,447
Acres subject to firm sales contracts	711	871	(160)	711	871	(160)
Acres subject to firm sales contracts (value)	58,657	62,506	(3,849)	58,657	62,506	(3,849)

     Land Division revenues are generated from two master-planned communities located in St. Lucie County, Florida – St. Lucie West and Tradition. Development activity in St. Lucie West is winding down, with 41 acres of inventory remaining at September 30, 2004, of which 21 acres were subject to firm sales contracts as of that date. With the acquisition of approximately 4,450 acres during the second quarter of this year, the Tradition master-planned community now encompasses more than 9,000 total acres, including approximately 6,500 net saleable acres. Approximately 1,650 acres have been sold or were subject to firm sales contracts with various homebuilders as of September 30, 2004. Notwithstanding the sustained interest and activity at Tradition, a significant reduction of demand in the residential real estate market could negatively impact our land development operations.

     We have historically realized between 40% and 60% margin on Land Division sales. Margins fluctuate based upon changing sales prices and costs attributable to the land sold. The sales price of land sold varies depending upon: the location; the parcel size; whether the parcel is sold as raw land, partially developed land or individually developed lots; the degree to which the land is entitled; and whether the ultimate use of land is residential or commercial. The cost of sales of real estate is dependent upon the original cost of the land acquired, the timing of the acquisition of the land, and the amount of development and carrying costs capitalized to the particular land parcel. Future margins will continue to vary in response to these and other market factors.

For the Three Months Ended September 30, 2004 Compared to the Same 2003 Period:

     Revenues increased 59% to $19.7 million during the three months ended September 30, 2004, as compared to $12.4 million during the same 2003 period. During the third quarter of 2004, 133 acres were sold with an average margin of 50%, as compared to 57 acres sold with an average margin of

58% in the same 2003 period. The decrease in margin percentage is attributable primarily to changes in the mix of location and approved use of the properties sold.

     Selling, general and administrative expenses increased 28% to $2.7 million during the three months ended September 30, 2004 as compared to $2.1 million for the same 2003 period. As a percentage of total revenues, selling, general and administrative expenses declined to 14% in the third quarter of 2004 from 17% in the third quarter of 2003. The improvement in selling, general and administrative expenses as a percentage of revenues is a reflection of the increased revenue levels for the division.

     The increase in other expenses for the 2004 period was primarily attributable to a $500,000 charge, net of projected insurance recoveries, recorded to account for the estimated costs of remediating hurricane-related damage, as previously discussed.

     Interest incurred for the three months ended September 30, 2004 and 2003 was $592,000 and $167,000, respectively. Interest capitalized for the quarters ended September 30, 2004 and 2003 totaled $592,000 and $167,000, respectively. Cost of sales of real estate for the three months ended September 30, 2004 included previously capitalized interest of approximately $35,000, as compared to $24,000 for the three months ended September 30, 2003.

For the Nine months Ended September 30, 2004 Compared to the Same 2003 Period:

     Revenues increased 69% to $76.3 million during the nine months ended September 30, 2004, as compared to $45.0 million during the same 2003 period. During the first nine months of 2004, 919 acres were sold with an average margin of 56%, as compared to 1,268 acres sold with an average margin of 43% in the same 2003 period. The lower margin percentage in the first nine months of 2003 was primarily the result of the sale of approximately 1,000 acres of undeveloped land adjacent to Tradition in a single transaction to a developer that we believe will utilize the property for the development of one or more golf courses. During the nine months ended September 30, 2004, the Land Division sold approximately 448 acres in Tradition to the Homebuilding Division which, for segment reporting purposes, generated revenue of $23.4 million and margin of $14.4 million. This transaction, which is included in the above table, is eliminated in consolidation.

     Selling, general and administrative expenses increased 37% to $7.9 million during the nine months ended September 30, 2004 as compared to $5.8 million for the same 2003 period. As a percentage of total revenues, selling, general and administrative expenses declined to 10% in the first nine months of 2004 from 13% in the first nine months of 2003.

     Interest incurred for the nine months ended September 30, 2004 and 2003 was $1.2 million and $1.0 million, respectively. Interest capitalized for the nine months ended September 30, 2004 and 2003 totaled $1.2 million and $763,000, respectively. Cost of sales of real estate for the nine months ended September 30, 2004 and 2003 included previously capitalized interest of approximately $77,000 and $98,000, respectively.

OTHER OPERATIONS RESULTS OF OPERATIONS

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
	2004	2003	Change	2004	2003	Change
(In thousands)		(Unaudited)			(Unaudited)
Revenues
Sales of real estate	$779	—	779	4,908	4,807	101

Total revenues	779	—	779	4,908	4,807	101

Costs and expenses
Cost of sales of real estate	1,118	409	709	5,325	4,925	400
Selling, general and administrative expenses	2,377	955	1,422	6,897	3,168	3,729
Interest expense, net	1	—	1	1	25	(24)
Minority interest	—	3	(3)	24	202	(178)

Total costs and expenses	3,496	1,367	2,129	12,247	8,320	3,927

	(2,717)	(1,367)	(1,350)	(7,339)	(3,513)	(3,826)
Earnings from Bluegreen Corporation	5,790	3,350	2,440	10,651	5,156	5,495
(Loss) earnings from joint ventures	(43)	59	(102)	2,362	22	2,340
Interest and other income	125	15	110	320	159	161

Income before income taxes	3,155	2,057	1,098	5,994	1,824	4,170
Provision for income taxes	1,217	795	422	2,312	705	1,607

Net income	$1,938	1,262	676	3,682	1,119	2,563

     Other Operations include all other Company operations, including Levitt Commercial, Levitt Corporation general and administrative expenses, earnings from our investment in Bluegreen and earnings from investments in various real estate projects. We currently own approximately 9.5 million shares of the common stock of Bluegreen, which represented approximately 36% of Bluegreen’s outstanding shares as of September 30, 2004. Under equity method accounting, we recognize our pro-rata share of Bluegreen’s net income or loss (net of purchase accounting adjustments) as pre-tax earnings. Bluegreen has not paid dividends to its shareholders; therefore, our earnings represent only our claim to the future distributions of Bluegreen’s earnings. Accordingly, we record a tax liability on our portion of Bluegreen’s net income. Should Bluegreen’s financial performance deteriorate, our earnings in Bluegreen would deteriorate concurrently and our results of operations would be adversely affected. Furthermore, a significant reduction in Bluegreen’s financial position might require that we test our investment in Bluegreen for impairment, which could result in charges against our future results of operations.

For the Three Months Ended September 30, 2004 Compared to the Same 2003 Period:

     During the three months ended September 30, 2004, sales of real estate represented three flex warehouse units delivered by Levitt Commercial, while no units were delivered during the three months ended September 30, 2003. Cost of sales of real estate in Other Operations includes amortization of interest previously capitalized in this business segment, which totaled $366,000 and $410,000 for the three months ended September 30, 2004 and 2003, respectively. Bluegreen’s reported net income for the three months ended September 30, 2004 was $16.3 million as compared to $10.2 million for the same period of 2003. Our ownership interests in Bluegreen’s earnings during the three month periods ended September 30, 2004 and 2003 were approximately $5.8 million and $3.4 million, respectively, net of purchase accounting adjustments. Purchase accounting adjustments decreased our interest in Bluegreen’s earnings by $26,000 for the third quarter of 2004, whereas purchase accounting adjustments decreased our interest in Bluegreen’s earnings by $34,000 for the third quarter of 2003.

     Selling, general and administrative and other expenses increased to $2.4 million during the three months ended September 30, 2004 as compared to $1.0 million during the three months ended September 30, 2003. This increase was primarily associated with increases in employee compensation and benefits, fees paid by the Company for administrative and other services provided pursuant to an agreement with BankAtlantic Bancorp, and other expenses related to being a public company. We did not incur significant costs associated with being a public company in the third quarter of 2003 because we were not subject to SEC reporting regulations at that time, including the requirements of the Sarbanes-Oxley Act of 2002.

     Our real estate joint ventures generated a loss of $43,000 in the third quarter of 2004 as compared to a gain of $59,000 in the third quarter of 2003. The loss was due to the wind-down of operations following the completion of the two joint venture projects discussed below.

     Interest incurred in Other Operations was approximately $562,000 and $409,000 for the three months ended September 30, 2004 and 2003, respectively. The increase in interest incurred was primarily associated with an increase in mortgage notes payable associated with Levitt Commercial’s development activities. Interest capitalized for this business segment totaled $562,000 and $419,000 for the three months ended September 30, 2004 and 2003, respectively. Those amounts include adjustments to reconcile the amount of interest eligible for capitalization on a consolidated basis with the amounts capitalized in the Company’s other business segments.

For the Nine Months Ended September 30, 2004 Compared to the Same 2003 Period:

     During the nine months ended September 30, 2004, Levitt Commercial delivered 16 flex warehouse units as compared to 11 units delivered during the nine months ended September 30, 2003. Cost of sales of real estate includes amortization of interest previously capitalized in this business segment. The amount of previously capitalized interest amortized in cost of sales for the nine months ended September 30, 2004 and 2003 was $1.3 million and $1.0 million, respectively. Bluegreen’s reported net income for the nine months ended September 30, 2004 and 2003 was $30.1 million and $18.6 million, respectively. Our ownership interest in Bluegreen’s earnings during the nine month periods ended September 30, 2004 and 2003 was approximately $10.7 million and $5.2 million, respectively, net of purchase accounting adjustments. Purchase accounting adjustments decreased our interest in Bluegreen’s earnings by $526,000 for the first nine months of 2004, as compared to a $1.1 million reduction of earnings for the first nine months of 2003.

     Selling, general and administrative and other expenses increased to $6.9 million during the nine months ended September 30, 2004 as compared to $3.2 million during the nine months ended September 30, 2003, due primarily to the factors discussed above.

     Earnings from real estate joint ventures in the first nine months of 2004 were $2.4 million as compared to $22,000 in the first nine months of 2003. The increase in earnings was due primarily to the gain recognized by a joint venture on the sale of a rental apartment project in Vero Beach, Florida and earnings associated with the delivery of homes by a joint venture project in West Palm Beach, Florida. Earnings from real estate joint ventures recognized in the first nine months of 2004 are not indicative of the results expected for the remainder of the year or future periods because both joint venture projects are sold out and their operations are essentially completed.

     Interest incurred in Other Operations was approximately $1.7 million and $1.3 million for the nine months ended September 30, 2004 and 2003, respectively. The increase in interest incurred was primarily associated with the increase in mortgage notes payable discussed above. Interest capitalized for this business segment totaled $1.7 million and $1.3 million for the nine months ended September 30, 2004 and 2003, respectively. Those amounts include adjustments to reconcile the amount of interest eligible for capitalization on a consolidated basis with the amounts capitalized in the Company’s other business segments.

FINANCIAL CONDITION

September 30, 2004 compared to December 31, 2003

     Our total assets at September 30, 2004 and December 31, 2003 were $652.1 million and $392.7 million, respectively. The increase in total assets primarily resulted from:

•	a net increase in cash and cash equivalents of $73.8 million, which resulted primarily from $114.8 million of net proceeds from the underwritten public sale of 5,000,000 shares of common stock described below, offset in part by cash used in operations;

•	a net increase in inventory of real estate of approximately $170.7 million resulting from land acquisitions in Florida by Core Communities and Levitt and Sons, the acquisition of Bowden, land acquisitions in Tennessee by Bowden and increases in land development and construction costs. These increases in inventory of real estate were partially offset by sales of homes and land;

•	an increase of approximately $9.9 million in our investment in Bluegreen Corporation associated primarily with our equity in earnings and unrealized gains associated with Bluegreen’s other comprehensive income; and

•	an increase of $8.5 million in other assets resulting from $4.8 million of goodwill and other assets associated with the Bowden acquisition, and a $1.4 million insurance receivable for claims associated with Hurricanes Frances and Jeanne.

     Total liabilities at September 30, 2004 and December 31, 2003 were $372.4 million and $267.2 million, respectively.

     The increase in total liabilities primarily resulted from:

•	increases in accounts payable and accrued liabilities of $14.0 million related to increased construction and development activity, as well as the assumption of liabilities in connection with the Bowden acquisition and liabilities recorded relating to Hurricanes Frances and Jeanne, offset in part by a $1.4 million reversal of a litigation reserve related to the successful appeal of a 2002 lawsuit;

•	a net increase in notes and mortgage notes payable of $86.7 million, primarily related to the land acquisitions described above and the assumption of debt in connection with the Bowden acquisition; and

•	an increase in the deferred tax liability of approximately $4.9 million which was primarily associated with our earnings from Bluegreen.

LIQUIDITY AND CAPITAL RESOURCES

     Management assesses the Company’s liquidity in terms of its ability to generate cash to fund its operating and investment activities. For the nine months ended September 30, 2004, our primary source of funds was the underwritten public offering of our common stock described below, as well as proceeds from the sale of real estate inventory, distributions from real estate joint ventures and borrowings from financial institutions. These funds were utilized primarily for the acquisition, development and construction of our real estate, to service and repay borrowings, to acquire Bowden and to pay general and administrative expenses.

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

     In addition to the liquidity provided by the stock sale, we expect to continue to fund our short-term liquidity requirements through net cash provided by operations and financing activities. We expect to meet our long-term liquidity requirements for items such as acquisitions and debt service and repayment obligations primarily with net cash provided by operations, long-term secured and unsecured indebtedness and the remaining proceeds of the stock sale. As of September 30, 2004 and December 31, 2003, we had cash and cash equivalents of $109.7 million and $36.0 million, respectively.

     At September 30, 2004, our consolidated debt was approximately $260.3 million. Our principal payment obligations with respect to our debt for the 12 months beginning September 30, 2004 are anticipated to total approximately $33.3 million. Some of our borrowing agreements contain provisions that, among other things, require us to maintain certain financial ratios and a minimum net worth. These requirements may limit the amount of debt that we can incur in the future and restrict the payment of dividends to us by our subsidiaries. At September 30, 2004, we were in compliance with all loan agreement financial requirements and covenants.

     On July 26, 2004 our Board of Directors declared a cash dividend of $0.02 per share on our Class A common stock and Class B common stock which was paid on August 16, 2004 to all shareholders of record on August 9, 2004. On October 25, 2004 the Board of Directors declared a cash dividend of $0.02 per share on our Class A and Class B common stock. The Board set the payment date for November 15, 2004, to all shareholders of record on November 8, 2004. The Board has not adopted a policy of regular dividend payments. The payment of dividends in the future is subject to approval by our Board of Directors and will depend upon, among other factors, our results of operation and financial condition.

Off Balance Sheet Arrangements and Contractual Obligations

     In connection with the development of certain of our communities, we establish community development districts to access bond financing for the funding of infrastructure development and other projects within the community. If we were not able to establish community development districts, we would need to fund community infrastructure development out of operating income or through other sources of financing or capital. The bonds issued are obligations of the community development district and are repaid through assessments on property within the district. To the extent that we own property within a district when assessments are levied, we will be obligated to pay such assessments when they are due. As of September 30, 2004, development districts in Tradition had $62.8 million of community development district bonds outstanding for which no assessments had been levied. As of September 30, 2004, we owned approximately 71% of the property in the districts.

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

     The following table summarizes our contractual obligations as of September 30, 2004 (in thousands):

		Payments due by period
		Less than	2 - 3	4 - 5	More than
Category	Total	1 year	Years	Years	5 years
Long-term debt obligations	$259,905	33,274	88,169	90,462	48,000
Operating lease obligations	4,017	1,096	1,670	1,139	112
Purchase obligations	182,621	149,256	33,365	—	—

Total Obligations	$446,543	183,626	123,204	91,601	48,112

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Market risk is defined as the risk of loss arising from adverse changes in market valuations that arise from interest rate risk, foreign currency exchange rate risk, commodity price risk and equity price risk. We have a risk of loss associated with our borrowings as we are subject to interest rate risk on our long-term debt. At September 30, 2004, we had $253.6 million in borrowings with adjustable rates tied to the prime rate and/or LIBOR rates and $6.8 million in borrowings with fixed rates. Consequently, the impact on our variable rate debt from changes in interest rates may affect our earnings and cash flows but would generally not impact the fair value of such debt. With respect to fixed rate debt, changes in interest rates generally affect the fair market value of the debt but not our earnings or cash flow.

     Assuming the variable rate debt balance of $253.6 million outstanding at September 30, 2004 were to remain constant, each one percentage point increase in interest rates would increase the interest incurred by us by approximately $2.5 million per year.

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

Item 6. Exhibits

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

LEVITT CORPORATION
Date: November 12, 2004	By:	/s/ Alan B. Levan
Alan B. Levan, Chief Executive Officer

Date: November 12, 2004	By:	/s/ George P. Scanlon
George P. Scanlon, Executive Vice President,
Chief Financial Officer