Form 10-K
period 2004-12-31
LEVITT CORP
filed 2005-03-16
CIK 1218320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Year Ended December 31, 2004

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number
001-31931

Levitt Corporation

(Exact name of registrant as specified in its Charter)

Florida (State or other jurisdiction of incorporation or organization)	11-3675068 (I.R.S. Employer Identification No.)

1750 East Sunrise Boulevard Ft. Lauderdale, Florida (Address of principal executive offices)	33304 (Zip Code)

(954) 760-5200
(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Class A Common Stock, Par Value $0.01 Per Share (Title of Each Class)	New York Stock Exchange (Name of Each Exchange on Which Registered)

     Indicate, by check mark, if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes   ☒

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒   No    ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes   ☒   No    ☐

     The aggregate market value of the voting common equity held by non-affiliates was $425.6 million on June 30, 2004.

     The number of shares of Registrant’s Class A Common Stock outstanding on March 16, 2005 was 18,597,166. The number of shares of Registrant’s Class B Common Stock outstanding on March 16, 2005 was 1,219,031.

     Portions of the Proxy Statement of the Registrant relating to the Annual Meeting of Shareholders are incorporated in Part III of this report. The financial statements of Bluegreen Corporation are incorporated in Part II of this report from Bluegreen Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the SEC on March 16, 2005.

PART I

     Some of the statements contained or incorporated by reference herein include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act” ), that involve substantial risks and uncertainties. Some of the forward-looking statements can be identified by the use of words such as “anticipate,” “believe,” “estimate,” “may,” “intend,” “expect,” “will,” “should,” “seeks” or other similar expressions. Forward-looking statements are based largely on management’s expectations and involve inherent risks and uncertainties including certain risks described in this report. When considering those forward-looking statements, you should keep in mind the risks, uncertainties and other cautionary statements made in this report. You should not place undue reliance on any forward-looking statement, which speaks only as of the date made. In addition to the risks identified below, you should refer to the other risks and uncertainties discussed throughout this document for specific risks which could cause actual results to be significantly different from those expressed or implied by those forward-looking statements. Some factors which may affect the accuracy of the forward-looking statements apply generally to the real estate industry, while other factors apply directly to us. Any number of important factors which could cause actual results to differ materially from those in the forward-looking statements include: the impact of economic, competitive and other factors affecting the Company and its operations, including the impact of hurricanes and tropical storms in the areas in which we operate, and that the hurricanes of 2004 may have a greater impact on operations than currently anticipated or that costs associated with hurricane damage to our homes and property may be greater than currently anticipated; the market for real estate generally and in the areas where the Company has developments, including the impact of market conditions on the Company’s margins; unanticipated delays in opening planned new communities; the availability and price of land suitable for development; shortages and increased costs of construction materials and labor; the effects of increases in interest rates; environmental factors, the impact of governmental regulations and requirements (including delays in obtaining necessary permits and approvals as a result of the reallocation of government resources based on hurricane related issues in the areas in which we operate); the Company’s ability to successfully integrate the operations of Bowden Building Corporation; the Company’s ability to timely deliver homes from backlog and successfully manage growth; and the Company’s success at managing the risks involved in the foregoing. Many of these factors are beyond our control. The Company cautions that the foregoing factors are not exclusive.

ITEM 1. BUSINESS

General Description of Business

     We are a homebuilding and real estate development company with activities throughout the Southeastern United States. We were organized in December 1982 under the laws of the State of Florida. Until December 31, 2003, we were a wholly owned subsidiary of BankAtlantic Bancorp, Inc, a diversified financial services holding company (“BankAtlantic Bancorp”). We refer you to the discussion below for a description of our spin-off on December 31, 2003 from BankAtlantic Bancorp.

     Our Internet website address is www.levittcorporation.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available free of charge through our website, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Our Internet website and the information contained in or connected to our website are not incorporated into this Annual Report on Form 10-K.

     We primarily develop single-family homes and master-planned communities, but we also develop, on a limited basis, commercial and industrial properties and multi-family complexes. In our single-family communities, we specialize in serving active adults and families who desire design flexibility and customization to our standard production homes. The standard base price for the homes we sell is between $110,000 and $350,000, but our final closing price is usually higher due to design modifications, customizations and lot premiums. For 2004, the average contract price of the homes we delivered was $222,000. In our master-planned communities, we generate substantial revenue from large acreage and finished lot sales to third-party residential, commercial and industrial developers, as well as create opportunities for our homebuilding activities.

     Our principal real estate activities are conducted through our Homebuilding and Land Divisions. Our Homebuilding Division consists of the operations of our wholly-owned homebuilding subsidiaries Levitt and Sons, LLC, (“Levitt and Sons”) and Bowden Building Corporation (“Bowden”). Our Land Division consists of the operations of Core

Communities, LLC, our wholly-owned master-planned community development subsidiary (“Core Communities”). We also engage in commercial real estate activities through Levitt Commercial, LLC, our wholly-owned commercial development subsidiary (“Levitt Commercial”), and we invest in other real estate projects through subsidiaries and various joint ventures. In addition, we own approximately 31% of publicly traded Bluegreen Corporation (“Bluegreen”, NYSE: BXG), which acquires, develops, markets and sells vacation ownership interests in “drive-to” vacation resorts as well as residential home sites around golf courses or other amenities.

     Levitt and Sons is a real estate developer and residential homebuilder specializing in both active adult and family communities. Levitt and Sons and its predecessors have built more than 200,000 homes since 1929. It has strong brand awareness as America’s oldest homebuilder and is recognized nationally for having built the Levittown communities in New York, New Jersey and Pennsylvania. We acquired Levitt and Sons in December 1999. Bowden is a homebuilder of family communities headquartered in Memphis, Tennessee. Acquired in April 2004, Bowden has established itself as one of the leading homebuilders in Memphis and Northern Mississippi over the last 30 years.

     Core Communities develops master-planned communities and has two existing communities in South Florida. Our original and best-known community, St Lucie West, has been the fastest growing community on Florida’s Treasure Coast since we acquired it in October 1997. St. Lucie West is a 4,600-acre community with approximately 6,000 built and occupied homes, numerous businesses, a university campus and the New York Mets’ spring training facility. Our second master-planned community, Tradition, is expected to include as many as 18,000 residences, a corporate park, educational facilities, commercial properties and mixed-use parcels. Tradition is expected to ultimately cover more than 8,000 acres, including approximately five miles of frontage along I-95, a major north/south interstate highway.

Spin-off from BankAtlantic Bancorp

     On December 31, 2003, BankAtlantic Bancorp completed the spin-off of Levitt Corporation by means of a pro rata distribution to its shareholders of all of our issued and outstanding capital stock. Prior to the spin-off, we were a wholly owned subsidiary of BankAtlantic Bancorp. As a result of the spin-off, BankAtlantic Bancorp no longer owns any shares of our capital stock. However, at the time of the spin-off, BFC Financial Corporation was the holder of all of the issued and outstanding shares of BankAtlantic Bancorp’s Class B common stock and approximately 15.3% of the issued and outstanding shares of BankAtlantic Bancorp’s Class A common stock. As a result, BFC Financial Corporation held the same relative percentages of our Class A and Class B Common stock at the date of the spin-off. In the aggregate, BFC Financial Corporation’s investment currently represents approximately 53% of the total voting power of all of our common stock.

     Prior to the spin-off, BankAtlantic Bancorp also transferred to us 1.2 million shares of Bluegreen common stock owned directly by it in exchange for a $5.5 million note and additional shares of our common stock (which were included in the spin-off). This $5.5 million note was repaid in April 2004 with the proceeds of the equity offering described below. Additionally, prior to the spin-off, we declared an $8.0 million dividend to BankAtlantic Bancorp payable in the form of a five-year term note due December 30, 2008 with interest only payable monthly initially at the prime rate and thereafter at the prime rate plus increments of an additional 0.25% every six months commencing December 2004.

Registered Equity Offering

     In April 2004 we sold 5,000,000 shares of Class A common stock in an underwritten public offering at a price of $24.50 per share. Net proceeds from the sale totaled approximately $114.8 million, after underwriting discounts, commissions and offering expenses. Approximately $12.0 million of the net proceeds of the offering was used to repay indebtedness (including the $5.5 million note described above), $7.4 million was used to fund the Bowden acquisition and $67.0 million was transferred to our operating subsidiaries (including Bowden) to provide funds for their growth. The balance of the funds will be used to fund our operations and growth and for general corporate purposes. Please see “Liquidity and Capital Resources.”

Business Strategy

Our business strategy involves the following principal elements:

     Build and sell homes profitably in strong growth markets throughout Florida and other markets in the Southeastern United States. Currently, we build homes primarily throughout Florida and since our acquisition of Bowden in metropolitan Memphis, Tennessee (including Northern Mississippi). Additionally, we have acquired land and entered into land purchase contracts to support the expansion of our homebuilding activities into the metropolitan Atlanta, Georgia and Nashville, Tennessee markets. Our markets are expected to remain strong due to favorable demographic and economic trends, such as retiring “Baby Boomers” and continuing new employment opportunities. As we complete existing developments in these markets, we expect to acquire new land to replenish and increase our real estate inventory.

     Continue to acquire land and to develop master-planned communities in desirable markets. We intend to acquire land parcels in desirable markets that are suited for developing large master-planned communities. Generally, land sale revenues tend to be sporadic and fluctuate more than home sale revenues, but land sale transactions result in higher margins, which typically exceed 40%. Our land development activities in our master-planned communities complement our homebuilding activities by offering a potential source of land for future homebuilding. At the same time, our homebuilding activities complement our master-planned community development activities since we believe that its strong merchandising and quality developments support future land sales in our master-planned communities. We expect that our Homebuilding Division will continue to purchase land for its residential home developments in our master-planned communities in the future.

     Explore joint ventures and/or acquisitions to expand our penetration throughout the United States. We believe that our brands and our core competence as a homebuilder and real estate developer can be extended to new markets both inside and outside of Florida and the Southeastern United States. We plan to supplement our growth through selective acquisitions and joint ventures in both new and existing markets to enable us to more rapidly extend our competencies in active adult communities and land development.

     Maintain a conservative risk profile. We attempt to apply a disciplined risk management approach to our business activities. Other than our model homes, the majority of our homes are pre-sold before construction begins. We generally require customer deposits of 5% to 10% of the base sales price of our homes, and we require a higher percentage deposit for design customizations and upgrades. As a result, we strengthen our backlog and lower our risk of cancellation. We seek to maintain our homebuilding land inventory at levels that can be absorbed within three to five years. While our land inventory in Tradition, our newest master-planned community, can support eight to ten years of development, we can mitigate the risk associated with this investment by selling parcels to other developers throughout the development period. Alternatively, early sales can provide us with funds that allow us to assemble substantially more acreage with less required additional capital investment. We also utilize this early sales strategy to improve the attractiveness of the development. For instance, we sold approximately 1,000 acres adjacent to Tradition in 2003 which we expect to be developed with one or more golf courses, thereby adding an attractive amenity to the area near the development.

     Utilize community development districts to fund development costs. We establish community development or improvement districts to access bond financing to fund infrastructure and other projects at our master-planned community developments. The ultimate owners of the property within the district are responsible for amounts owed on these bonds. Generally, no payments under the bonds are required from property owners during the first two years after issuance. While we are responsible for any assessed amounts until the underlying property is sold, this strategy allows us to more effectively manage the cash required to fund development of the project.

     Pursue other strategic real estate opportunities. Currently, we own approximately 31% of the outstanding common stock of Bluegreen. Bluegreen is an independently operated company that primarily acquires, develops, markets and sells vacation ownership interests in “drive-to” resorts and develops and sells residential home sites around golf courses or other amenities. We believe that our investment in Bluegreen will be beneficial because the investment diversifies our real estate activities. In the future, we may pursue strategic investments in other real estate related businesses.

Business Segments

     Management reports results of operations through three segments: Homebuilding, Land and Other Operations. The presentation and allocation of the assets, liabilities and results of operations of each segment may not reflect the actual economic costs of the segment as a stand-alone business. If a different basis of allocation were utilized, the relative contributions of the segment might differ but, in management’s view, the relative trends in segments would not likely be impacted. See Note 20 to our audited financial statements.

Homebuilding Division

     Our Homebuilding Division develops planned communities featuring homes with closing prices ranging from $110,000 to over $400,000. Our communities serve homeowners aged 55 and older (active adults) and families. The communities currently under development or under contract and relevant data as of December 31, 2004 are as follows:

	Number of	Planned	Closed		Sold	Net Units
	Communities	Units(a)	Units	Inventory	Backlog	Available
Active Adult Communities
Current Developments (includes optioned lots)	10	7,676	2,564	5,112	645	4,467
Properties Under Contract to be Acquired (b)	2	1,216	—	1,216	—	1,216

Total Active Adult	12	8,892	2,564	6,328	645	5,683

Family Communities
Current Developments (includes optioned lots)	29	4,611	2,041	2,570	1,169	1,401
Properties Under Contract to be Acquired (b)	11	1,226	—	1,226	—	1,226

Total Family	40	5,837	2,041	3,796	1,169	2,627

TOTAL HOMEBUILDING
Current Developments (includes optioned lots)	39	12,287	4,605	7,682	1,814	5,868
Properties Under Contract to be Acquired (b)	13	2,442	—	2,442	—	2,442

TOTAL HOMEBUILDING	52	14,729	4,605	10,124	1,814	8,310

(a)	Actual number of units may vary from original project plan due to engineering and architectural changes.

(b)	There can be no assurance that current property contracts will be consummated.

     The properties under contract listed above represent properties for which due diligence has been completed as of December 31, 2004 which our Homebuilding Division has he right to acquire at an aggregate purchase price of $100.7 million. While financing is not yet finalized for these properties, these transactions are expected to close by the end of 2006. At December 31, 2004, our Homebuilding Division also had contracts to acquire 10 additional properties for which due diligence had not been completed. These additional properties, which are not included in the above table, would add approximately 3,300 units for an aggregate purchase price of approximately $104.1 million.

     Our Homebuilding Division is also participating in a joint venture that constructed a condominium project in Boca Raton, Florida known as “Boca Grand” in which we have a 47.5% interest. The project includes 164 residential units and approximately 20,000 square feet of commercial space. At December 31, 2004, all 164 residential units had been delivered, and the joint venture was in the process of selling the remaining 4,100 square feet of commercial space.

     At December 31, 2004, our homebuilding backlog (excluding joint ventures) was 1,814 units, or $448.6 million. Backlog represents the number of units subject to pending sales contracts. Homes included in backlog include homes that have been completed, but on which title has not been transferred, homes not yet completed and homes on which construction has not begun.

Land Division

     Core Communities was founded in May 1996 to develop a master-planned community in Port St. Lucie, Florida now known as St. Lucie West. It is currently developing the master-planned community known as Tradition. As a master-planned community developer, Core Communities engages in three primary activities: (i) the acquisition of large tracts of raw land; (ii) planning, entitlement and infrastructure development; and (iii) the sale of entitled land and/or developed lots to homebuilders (including Levitt and Sons) and commercial, industrial and institutional end-users.

     St. Lucie West is a 4,600 acre master-planned community located in St. Lucie County, Florida. It is bordered by Interstate 95 to the west and Florida’s Turnpike to the east. St. Lucie West contains residential, commercial and industrial developments. Within the community, residents are close to recreational and entertainment facilities, houses of worship, retail businesses, medical facilities and schools. PGA of America owns and operates a golf course and a country club. The community’s baseball stadium, Tradition Field, serves as the spring training headquarters for the New York Mets. There are more than 6,000 homes in St. Lucie West housing nearly 15,000 residents. At December 31, 2004, approximately 18 acres remained available for sale in this project.

     Tradition is located approximately two miles south of St. Lucie West, includes approximately five miles of frontage on I-95, and will cover more than 8,000 total acres (with approximately 5,900 saleable acres). Tradition is being developed as a master-planned community including a corporate park, educational facilities, commercial properties, residential homes and other uses in a series of mixed-use parcels. Community Development District special assessment bonds are being utilized to provide financing for certain infrastructure developments.

     At December 31, 2004, our Land Division owned approximately 7,000 gross acres in Tradition, including approximately 4,600 saleable acres. First phase development is underway at the Tradition project and is expected to continue into 2006. First phase development includes the construction of primary access to I-95 and of connector roadways from the interior of Tradition out to the highway, construction of the storm water infrastructure, commercial pod development and residential lot development. Through December 31, 2004, Core Communities had entered into contracts with nine homebuilders for the sale of a total of 1,748 acres in the first phase residential development at Tradition, of which 1,230 acres had been delivered at year-end 2004. There is no assurance that all of these transactions will be consummated. In the fourth quarter of 2004, we contracted with an unaffiliated third party for the bulk sale of five non-contiguous parcels of land adjacent to Tradition consisting of 1,294 acres for $64.7 million. This transaction was consummated in January 2005.

     Our Land Division’s land in development and relevant data as of December 31, 2004 were as follows:

		Acres	Closed	Current	Non-Saleable	Saleable	Sold	Acres
	Acquired	Acquired	Acres	Inventory	Acres (a)	Acres (a)	Backlog	Available
Currently in Development
St. Lucie West	1997(b)	1,964	1,925	39	—	39	21	18
Tradition	1998 - 2004	8,246	1,230	7,016	2,384	4,632	518	4,114
Other St. Lucie County (c)	2003 - 2004	2,406	1,112	1,294	—	1,294	1,294	—

Total Currently in Development		12,616	4,267	8,349	2,384	5,965	1,833	4,132

(a)	Actual saleable and non-saleable acres may vary from original plan due to changes in zoning, project design, or other factors. Non-saleable acres include, but are not limited to, areas set aside for roads, parks, schools, utilities and other public purposes.

(b)	Land inventory as of date of acquisition of Core Communities.

(c)	Includes 1,294 acres adjacent to Tradition which were sold for $67.4 million in cash in January 2005.

Other Operations

     Other operations consist of Levitt Commercial, an investment in Bluegreen Corporation, investments in joint ventures and other real estate interests, and holding company operations.

Levitt Commercial

     Levitt Commercial was formed in 2001 to develop industrial, commercial, retail and residential properties. Levitt Commercial currently has four flex warehouse projects under development, which were in various stages of completion as of December 31, 2004.

     Levitt Commercial also has a 20% partnership interest in Altman Longleaf, LLC which owns a 20% interest in a joint venture known as The Preserve at Longleaf Apartments, LLLP, which is developing a 298-unit apartment complex in Melbourne, Florida. An affiliate of our joint venture partner is the general contractor. Construction commenced on the development in 2004.

     Levitt Commercial’s projects currently under development and relevant data as of December 31, 2004 are as follows:

	Number of	Total	Closed		Sold	Units
	Projects	Units(a)	Units	Inventory	Backlog	Available
Currently in Development
Flex Commercial Developments	4	107	17	90	54	36

Total Currently in Development	4	107	17	90	54	36

(a)	Actual number of units may vary from original project plan due to engineering and architectural changes.

     At December 31, 2004, Levitt Commercial was under contract to acquire property for a purchase price of $3.5 million for the construction of 90 town home units. The due diligence period provided under this contract expires in May 2005 and there is no assurance that Levitt Commercial will consummate this transaction.

Bluegreen Corporation

     We currently own approximately 9.5 million shares of the outstanding common stock of Bluegreen, which represents approximately 31% of that company’s issued and outstanding common stock. Bluegreen is a leading provider of leisure products and lifestyle choices through its vacation ownership and residential land businesses. Bluegreen is organized into two divisions: Bluegreen Resorts and Bluegreen Communities.

     Bluegreen Resorts acquires, develops and markets vacation ownership interests in resorts generally located in popular, high-volume, “drive-to” vacation destinations. Bluegreen sells vacation ownership interests in its Bluegreen Vacation Club® product through sales offices at all of its owned resorts and at four off-site sales offices. A vacation ownership interest in any of Bluegreen’s resorts entitles the buyer to an annual allotment of “points” in perpetuity in the Bluegreen Vacation Club.® These points may be exchanged for stays at any of Bluegreen’s participating, fully-furnished vacation resorts or for other vacation options, including cruises and stays at approximately 3,700 resorts offered by a worldwide vacation ownership exchange network. Bluegreen currently develops, markets and sells vacation ownership interests in 17 resorts located in the United States and one resort located in the Caribbean.

     Bluegreen Communities acquires, develops and subdivides property and markets the subdivided residential homesites to retail customers seeking to build a home in a high quality residential setting. In some cases these properties feature a golf course and/or other amenities. The strategy of this division is to locate its projects near major metropolitan centers (but outside the perimeter of intense subdivision development) or in popular retirement areas. Bluegreen has focused this division’s activities in certain core markets in which Bluegreen has developed substantial marketing expertise.

     Bluegreen also generates significant interest income through its financing of individual purchasers of vacation ownership interests and, to a lesser extent, homesites sold by its Bluegreen Communities division.

Other Investments and Joint Ventures

     In October 2004, a wholly-owned subsidiary acquired an 80,000 square foot office building in Fort Lauderdale, Florida for $16.2 million. While we intend to utilize some or all of this building as our corporate headquarters in the future, the building is currently fully leased and occupied and generating rental income.

     From time to time, we seek to defray portions of risk associated with certain real estate projects by entering into joint ventures. For example, we currently own an interest in Brittany Bay at Andros Isles, Ltd., a Florida limited partnership formed to develop a single family attached residential development consisting of 222 units located in West Palm Beach, Florida. At December 31, 2004, the venture had closed on all 222 units and had begun winding down operations. We own a 39.9% limited partnership interest in this venture and BankAtlantic Venture Partners 3, Inc., our subsidiary and a co-general partner, owns a 0.1% general partnership interest. The remaining partnership interests are held by unaffiliated third parties.

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

     In addition, there are relatively low barriers to entry into our business. There are no required technologies that would preclude or inhibit competitors from entering our markets. Our competitors may independently develop land and construct products that are superior or substantially similar to our products. A substantial portion of our operations are in Florida, which contains some of the top markets in the nation, and therefore we expect to continue to face additional competition from new entrants into our markets.

Employees

     As of December 31, 2004, we employed a total of 527 full-time employees and 32 part-time employees. The breakdown of employees by division is as follows:

	Full	Part
	Time	Time
Homebuilding	475	27

Land	30	5

Other Operations	22	0

Total	527	32

     Our employees are not represented by any collective bargaining agreements and we have never experienced a work stoppage. We believe our employee relations are good.

     Our future success is heavily dependent upon our ability to hire and retain qualified marketing, sales and management personnel. The competition for such personnel is intense in the real estate industry. There can be no assurance that we will be able to continue to attract and retain qualified management and other personnel.

Cyclicality; Seasonality and Other Risk Factors

     The real estate industry is highly cyclical by nature and future market conditions are uncertain. Factors which adversely affect the real estate and homebuilding industries, many of which are beyond our control include:

•	the availability and cost of financing;
•	unfavorable interest rates and increases in inflation;
•	overbuilding or decreases in demand;
•	changes in the general availability of land and competition for available land;
•	construction defects and warranty claims arising in the ordinary course of business or otherwise, including mold related property damage and bodily injury claims and homeowner and homeowners’ association lawsuits;
•	potential adverse customer reaction to the requirement to assume Community Development District bond obligations;
•	changes in national, regional and local economic conditions;
•	cost overruns, inclement weather, and labor and material shortages;
•	the impact of present or future environmental legislation, zoning laws and other regulations;
•	availability, delays and costs associated with obtaining permits, approvals or licenses necessary to develop property; and
•	increases in real estate taxes and other governmental fees.

     In addition, a substantial majority of our operations involve the development and sale of properties solely in the State of Florida. The Florida market is subject to the risks of natural disasters such as hurricanes and tropical storms and we will be subject to adverse changes in the economy in Florida.

Governmental and Environmental Matters

     We are subject to laws, ordinances and regulations of various federal, state and local governmental entities and agencies concerning, among other things:

•	environmental matters, including the presence of hazardous or toxic substances;
•	wetland preservation;
•	health and safety;
•	zoning, land use and other entitlements;
•	building design; and
•	density levels.

     In developing a project and building homes, apartments or commercial properties, we may be required to obtain the approval of numerous governmental authorities regulating matters such as:

•	installation of utility services such as gas, electric, water and waste disposal;
•	the dedication of acreage for open space, parks and schools;
•	permitted land uses; and
•	the construction design, methods and materials used.

     These laws or regulations could, among other things:

•	establish building moratoriums;
•	limit the number of homes, apartments or commercial properties that may be built;
•	change building codes and construction requirements affecting property under construction;
•	increase the cost of development and construction;
•	delay development and construction; and
•	otherwise have a material adverse effect on the real estate industry in general and on our business, financial condition and results of operations, specifically.

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

Controlling Shareholder

     As of December 31, 2004, BFC Financial Corporation owned 1,219,031 shares of our Class B common stock, which represented all of our issued and outstanding Class B common stock, and 2,074,240 shares, or approximately 11%, of our issued and outstanding Class A common stock. In the aggregate these shares represent approximately 53% of our total voting power. Since the Class A common stock and Class B common stock vote as a single group on most matters, BFC Financial Corporation is in a position to control our company and elect a majority of our Board of Directors. Additionally, Alan B. Levan, our Chairman and Chief Executive Officer, and John E. Abdo, our Vice Chairman and President, beneficially own approximately 45% and 20% of the shares of BFC Financial Corporation, respectively. As a consequence, Alan B. Levan and John E. Abdo effectively have the voting power to control the outcome of any shareholder vote of Levitt Corporation, except in those limited circumstances where Florida law mandates that the holders of our Class A common stock vote as a separate class. BFC Financial Corporation’s interests may conflict with the interests of our other shareholders, and BFC Financial Corporation’s control position may have an adverse effect on the market price of our Class A common stock.

ITEM 2. PROPERTIES

     The Company’s principal and executive offices are located at 1750 East Sunrise Boulevard, Fort Lauderdale, Florida 33304. Levitt Corporation occupies these offices pursuant to an agreement with BFC Financial Corporation, which leases the property from BankAtlantic, a wholly-owned subsidiary of BankAtlantic Bancorp. BankAtlantic has purchased another property to be used as its executive offices, and it is expected that Levitt Corporation will also move to that building under a new lease in the spring of 2005. In October 2004 we purchased an occupied office building in Fort Lauderdale, Florida that we intend to use as our executive offices when space becomes available upon termination or modification of the existing lease. In addition, the Company and its subsidiaries occupy administrative space in various locations in Florida, Georgia and Tennessee under leases that expire at various dates through 2010.

ITEM 3. LEGAL PROCEEDINGS

     Following the impact of three hurricanes in August and September, 2004, some purchasers of Levitt and Sons’ homes in Central Florida reported water intrusion damage as a result of the repeated wind storms. Although we believe that Levitt and Sons was under no legal, contractual or other obligation to make repairs to homes damaged by the hurricanes, Levitt and Sons nevertheless agreed to address water intrusion complaints by repairing stucco (including any necessary re-painting), and replacing drywall, insulation, and other materials damaged by water intrusion. Levitt and Sons retained an independent engineering firm to inspect each damaged home and to provide recommendations for repair.

     Separately, after the third hurricane, numerous homeowners delivered letters to Levitt and Sons pursuant to Florida Statutes Chapter 558 alleging construction defects in their homes. Pursuant to Chapter 558, Florida Statutes, formal notice to the builder and an opportunity to cure the alleged defect(s) is a pre-condition to the filing of any suit for construction defects. For each Chapter 558 claimant, Levitt and Sons delivered a copy of the inspection report (as contemplated by the statute) and requested the homeowners’ consent to make repairs in accordance with the engineers’ recommendations. Upon receipt of the homeowners’ consent, Levitt and Sons performed the recommended repairs at no cost at approximately 600 homes. A majority of Levitt and Sons’ Central Florida homeowners agreed to allow Levitt and Sons to address their water intrusion complaints, and most of those repairs have been completed.

     Under Florida law, the fact that a homeowner has agreed to allow Levitt and Sons to make identified repairs does not limit such homeowner’s right to pursue available legal remedies, including through litigation. A law firm in Miami claims to represent approximately 50 homeowners in a particular Central Florida Levitt and Sons’ subdivision in connection with their Chapter 558 claims. To our knowledge, no lawsuits have been filed as of this date with respect to these matters, however the Miami law firm has indicated that it may file a lawsuit on behalf of its client homeowners.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

     Our Class A common stock is listed on the New York Stock Exchange under the symbol “LEV.” BFC Financial Corporation (“BFC”) is the sole holder of the Company’s Class B common stock and there is no trading market for the Company’s Class B common stock. The Class B common stock may only be owned by BFC or its affiliates and is convertible into Class A common stock at the discretion of the holder on a one-for-one basis.

     The quarterly high and low sale price of our Class A common stock on the New York Stock Exchange (“NYSE”) for the year ended December 31, 2004 are presented in the following table. Our Class A common stock commenced two-way trading on the NYSE on January 2, 2004. Prior to January 1, 2004, we were a wholly-owned subsidiary of BankAtlantic Bancorp.

Year ended December 31, 2004	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High Sale Price	$26.80	$26.35	$26.10	$31.48
Low Sale Price	$16.25	$18.62	$19.10	$22.45

     The stock prices do not include retail mark-ups, mark-downs or commissions. On March 11, 2005, the closing sale price of our Class A common stock as reported on the NYSE was $27.63 per share.

     On May 13, 2004, the Company submitted its Annual Section 303A.12(a) Certification to the NYSE. Pursuant to this filing, the Chief Financial Officer provided an unqualified certification that, as of the date of the certification, he was not aware of any violation by the Company of the Corporate Governance Listing Standards of the NYSE.

Holders

     On March 9, 2005, there were approximately 12,650 record holders and 18,597,166 shares of the Class A common stock issued and outstanding. Our controlling shareholder BFC Financial Corporation holds all 1,219,031 shares of Class B common stock.

Dividends

     On each of July 26, 2004, October 25, 2004 and January 24, 2005 our Board of Directors declared cash dividends of $0.02 per share on our Class A common stock and Class B common stock. These dividends were paid in August 2004, November 2004 and February 2005, respectively. The Board has not adopted a policy of regular dividend payments. The payment of dividends in the future is subject to approval by our Board of Directors and will depend upon, among other factors, our results of operations and financial condition. We cannot assure you that we will declare additional cash dividends in the future.

Securities Authorized for Issuance under Equity Compensation Plans

     The following table contains information, as of December 31, 2004, concerning our equity compensation plans for which we have previously obtained shareholder approval and those equity compensation plans for which we have not previously obtained shareholder approval:

	Number of securities to be	Weighted average exercise	Number of securities
	issued upon exercise of outstanding	price of outstanding options,	remaining available for
Plan Category	options, warrants or rights	warrants and rights	future issuance
Equity compensation plans approved by security holders	725,250	$20.54	774,750
Equity compensation plans not approved by security holders	—	—	—

Total	725,250	$20.54	774,750

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected consolidated financial data as of and for the years ended December 31, 2000 through 2004. Certain selected financial data presented below as of December 31, 2004, 2003, 2002, 2001 and 2000 and for each of the years in the five-year period ended December 31, 2004, are derived from our audited consolidated financial statements. Our financial statements were audited by KPMG LLP, an independent certified public accountants, with respect to 2001 and 2000, and by PricewaterhouseCoopers LLP, an independent registered certified public accounting firm, with respect to 2004, 2003 and 2002. This table is a summary and should be read in conjunction with the consolidated financial statements and related notes thereto which are included elsewhere in this report.

	As of or for the Year Ended December 31,
	2004(*)	2003	2002 (*)	2001	2000
	(Dollars in thousands, except per share, unit and average price data)
Consolidated Operations:
Revenues from sales of real estate	$549,652	283,058	207,808	143,140	100,322
Cost of sales of real estate	406,274	209,431	159,675	111,685	79,029

Margin (a)	143,378	73,627	48,133	31,455	21,293
Earnings from Bluegreen Corporation	13,068	7,433	4,570	—	—
Selling, general & administrative expenses	71,001	42,027	30,549	26,130	18,744
Net income	57,415	26,820	19,512	7,522	6,955
Basic earnings per share	$3.10	1.81	1.32	0.51	0.47
Diluted earnings per share (b)	$3.04	1.77	1.30	0.51	0.47
Average shares outstanding (thousands)	18,518	14,816	14,816	14,816	14,816
Diluted shares outstanding (thousands)	18,600	14,816	14,816	14,816	14,816
Dividends declared per common share	$0.04	—	—	—	—

Key Performance Ratios:
Consolidated margin percentage (c)	26.1%	26.0%	23.2%	22.0%	21.2%
S, G & A expense as a percentage of total revenues	12.8%	14.7%	14.6%	18.1%	18.5%
Return on average shareholders’ equity, annualized (d)	27.3%	23.0%	22.0%	11.4%	11.8%
Ratio of debt to shareholders’ equity	91.0%	138.8%	137.1%	131.6%	126.0%
Ratio of debt to total capitalization (e)	47.6%	58.1%	57.8%	56.8%	55.7%
Ratio of net debt to total capitalization (e)(f)	25.3%	46.1%	51.5%	42.3%	41.1%

Consolidated Balance Sheet Data:
Cash	$125,522	35,965	16,014	23,591	20,654
Inventory of real estate	413,471	254,992	198,126	142,433	110,390
Investment in Bluegreen Corporation	80,572	70,852	57,332	—	—
Total assets	678,467	393,505	295,461	196,193	168,863
Total debt	268,226	174,093	147,445	92,130	78,734
Total liabilities	383,678	268,053	187,928	126,165	106,357
Shareholders’ equity	294,789	125,452	107,533	70,028	62,506

	As of or for the Year Ended December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands, except per share, unit and average price data)
Homebuilding Division (g):
Revenues from sales of real estate	$472,296	222,257	162,359	117,663	84,295
Cost of sales of real estate	371,097	173,072	131,281	95,553	71,555

Margin (a)	$101,199	49,185	31,078	22,110	12,740
Margin percentage (c)	21.4%	22.1%	19.1%	18.8%	15.1%
Construction starts	2,294	1,593	796	584	502
Homes delivered	2,126	1,011	740	597	441
Average selling price of homes delivered	$222,000	220,000	219,000	195,000	190,000
New orders (units)	1,679	2,240	980	694	599
New orders (value)	$427,916	513,436	204,730	146,869	114,617
Backlog of homes (units)	1,814	2,053	824	584	487
Backlog of homes (value)	$448,647	458,771	167,526	125,041	94,751

Land Division (h):
Revenues from sales of real estate	$96,200	55,037	53,919	21,555	16,027
Cost of sales of real estate	42,838	31,362	28,722	10,570	6,997

Margin (a)	$53,362	23,675	25,197	10,985	9,030
Margin percentage (c)	55.5%	43.0%	46.7%	51.0%	56.3%
Acres sold	1,212	1,337	1,715	253	145
Inventory owned (acres)	8,349	5,116	4,490	4,131	3,099
Inventory owned (value)	$122,056	43,906	59,520	50,048	33,825
Acres subject to firm sales contracts	1,833	1,433	1,845	469	428
Acres subject to firm sales contracts (value)	$121,095	103,174	72,767	27,234	33,693

(a)	Margin is calculated as sales of real estate minus cost of sales of real estate.

(b)	Diluted earnings per share takes into account the dilution in earnings we recognize as a result of outstanding Bluegreen securities that entitle the holders thereof to acquire shares of Bluegreen’s common stock.

(c)	Margin percentage is calculated by dividing margin by sales of real estate.

(d)	Calculated by dividing net income by average shareholders’ equity. Average shareholders’ equity is calculated by averaging beginning and end of period shareholders’ equity balances.

(e)	Total capitalization is calculated as total debt plus total shareholders’ equity.

(f)	Net debt is calculated as total debt minus cash.

(g)	Excludes joint ventures. Backlog includes all homes subject to sales contracts.

(h)	Includes land sales to homebuilding division, if any. These inter-segment transactions are eliminated in consolidation.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Our principal real estate activities are conducted through our Homebuilding and Land Divisions. Our Homebuilding Division consists of the operations of our wholly-owned homebuilding subsidiaries Levitt and Sons and Bowden, while our Land Division consists of the operations of Core Communities. We also engage in commercial real estate activities through Levitt Commercial and we invest in real estate projects through subsidiaries and joint ventures. In addition, we own approximately 31% of Bluegreen Corporation. Levitt and Sons is primarily a developer of single-family home communities predominantly located in Florida. Core Communities owns the unsold land and other entitlements of the 4,600 acre master-planned community known as St. Lucie West in St. Lucie County, Florida. Core Communities also owns approximately 8,300 acres in and around Tradition, our second master-planned community, which encompasses a total of more than 8,000 acres, including approximately five miles of frontage on Interstate 95. Tradition is in the initial development stage in St. Lucie County, Florida.

     In April 2002, we acquired 8.3 million shares of the outstanding common stock of Bluegreen for approximately $53.8 million. In connection with the spin-off, BankAtlantic Bancorp transferred 1.2 million shares of Bluegreen’s common stock to us in exchange for a $5.5 million promissory note and additional shares of our common stock (which additional shares were subsequently distributed in the spin-off). Bluegreen is a New York Stock Exchange-listed company that acquires, develops, markets and sells vacation ownership interests in “drive-to” resorts and develops and sells residential homesites around golf courses or other amenities. The investment in Bluegreen was recorded at cost and the carrying amount of the investment is adjusted to recognize our interest in the earnings or loss of Bluegreen after the acquisition date. At December 31, 2004 and December 31, 2003, our investment in Bluegreen was approximately $80.6 million and $70.9 million, respectively. The 9.5 million shares of Bluegreen common stock that we own comprise approximately 31% of the common stock of Bluegreen outstanding as of December 31, 2004.

Executive Overview

     Management evaluates the performance and prospects of the Company and its subsidiaries using a variety of financial and non-financial measures. The key financial measures utilized to evaluate historical operating performance include revenues from sales of real estate, cost of sales of real estate, margin (which we measure as revenues from sales of real estate minus cost of sales of real estate), margin percentage (which we measure as margin divided by revenues from sales of real estate), income before taxes and net income. Non-financial measures used to evaluate historical performance include the number and value of new orders executed, the number of housing starts, the number of homes delivered and the length of the homebuilding production cycle (which we measure from contract execution to home delivery). In evaluating the Company’s future prospects, management considers non-financial information such as the number of homes and acres in backlog (which we measure as homes or land subject to an executed sales contract) and the aggregate value of those contracts. Additionally, we monitor the number of properties remaining in inventory and under contract to be purchased relative to our sales and construction trends. The Company’s ratio of debt to shareholders’ equity and cash requirements are also considered by management when evaluating the Company’s future prospects, as are general economic factors and interest rate trends. Each of the above measures is discussed in the following sections as it relates to our operating results, financial position and liquidity. The list of measures above is not an exhaustive list, and management may from time to time utilize additional financial and non-financial information or may not use the measures listed above.

Impact of Florida Hurricanes in 2004

     The majority of our business operations are located in the State of Florida, which is subject to hurricanes and other tropical weather systems. In the months of August and September 2004, five named storms made landfall in the State of Florida – Tropical Storm Bonnie and Hurricanes Charley, Frances, Ivan and Jeanne. Hurricane Charley passed through the southwestern and central areas of Florida, including areas where we have significant homebuilding operations (Ft. Myers, Sarasota and Orlando). Hurricanes Frances and Jeanne both made landfall on the east coast of the state near our St. Lucie County homebuilding and land development operations before passing to the northwest over Orlando. These three hurricanes caused property damage in several of our communities in Central Florida, and the Company has expended considerable resources on homes under construction and previously delivered homes repairing stucco, replacing insulation and dry wall as well as other materials damaged in the storms. The Company has also expended funds to mitigate other hurricane-related damage, including replacing landscaping, fences, repairing lake beds and replacing building materials. Our consolidated statements of income for the year ended December 31, 2004 include charges (recorded as other expenses) related to hurricane damage and the repairs noted above of approximately $4.4 million, net of projected insurance recoveries.

     In addition to property damage, hurricanes cause disruptions to our business operations. New home buyers cannot obtain insurance until after named storms have passed, creating delays in new home deliveries. As a storm approaches, we will suspend sales, development and construction operations in favor of storm preparation activities such as securing construction materials and equipment. After a storm has passed, construction-related resources such as sub-contracted labor and building materials are likely to be redeployed to hurricane recovery efforts around the state. Governmental permitting and inspection activities may similarly be focused primarily on returning displaced residents to homes damaged by the storms, rather than on new construction activity. Depending on the severity of the damage caused by the storms, disruptions such as these could last for several months. We experienced a number of these disruptions following the unprecedented series of hurricanes which struck Florida in 2004, including permitting and delivery delays, reduced customer orders and labor and materials constraints. Although the disruptions are not expected to have a material impact on the profitability of our operations over the long term, we expect the delays in new home deliveries and governmental permitting and inspection activities resulting from the hurricanes to continue through the second quarter of 2005.

Impact of Increasing Labor and Materials Costs, Interest Rates and Local Government Regulation

     Our business operations are impacted by competition for labor – direct and subcontracted – raw materials, supply and delivery issues. Throughout 2004, supply and delivery issues resulted in higher prices of most building materials. The costs of lumber, steel, concrete, asphalt and other building materials all rose significantly in 2004. We compete with other real estate developers—regionally, nationally and globally—for raw materials and labor. Labor shortages were particularly acute in Central Florida following the 2004 hurricane season; home builders were obliged to compete with businesses,, municipalities and existing homeowners for the available labor, much of which was diverted to hurricane clean-up and repair of windstorm and wind-driven rain damage. In addition, Chinese demand for cement in 2004 combined with supply bottlenecks and rising prices in global shipping contributed to regional shortages in cement. Without corresponding increases in the sales prices of our real estate inventories (both land and finished homes), increasing materials and labor costs associated with land development and home building could negatively affect our results of operations.

     Rising construction costs and delays in the delivery of homes may negatively affect our margins in the future, because we enter into fixed-priced sales contracts for most of our homes before we start construction. Owing to the strong demand for our housing products and the overall robust condition of the real estate markets where we build, we have historically been able to offset increases in construction costs and land prices by periodically raising the prices on our homes. However, if we are unable to raise our home prices to offset increased costs of production in the future, our operating results would be adversely affected.

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

     We are required to obtain various permitting approvals of numerous governmental authorities in developing a project and building homes. Local governments have had difficulty responding to the rapid growth and continued demand for land and housing in the real estate markets in which we operate, resulting in delays in permitting approvals. In some areas where we build and develop land, local governments have refused to issue building permits until all infrastructure and land development is substantially complete. The inability to obtain building permits during early stage development prevents homebuilders from conducting land development simultaneous with housing construction, contributing in some instances to longer production cycles. In the aftermath of the Florida hurricanes, the demands on local government were intensified as government staff mobilized to support construction repairs, restore basic community services and emergency relief. Delays in permitting approvals will affect our business, as well as the businesses of our Land Division’s customers, and may affect our results of operations in the future.

Critical Accounting Policies and Estimates

     Management views critical accounting policies as accounting policies that are important to the understanding of our financial statements and also involve estimates and judgments about inherently uncertain matters. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated statements of financial condition and assumptions that affect the recognition of revenues and expenses on the statements of income for the periods presented. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in subsequent periods relate to the determination of the valuation of real estate, the valuation of carrying values of investments in joint ventures, the valuation of the fair market value of assets and liabilities in the application of the purchase method of accounting and the amount of the deferred tax asset valuation allowance. We have identified the following accounting policies that management views as critical to the portrayal of our financial condition and results of operations.

Real Estate Inventories and Investment in Joint Ventures

     Our inventory of real estate includes land acquisition costs, land development costs, direct construction costs, and other capitalized costs, all of which are accounted for in our financial statements at accumulated cost or, when circumstances indicate that the inventory is impaired, at estimated fair value. Estimated fair value is based on disposition of real estate in the normal course of business under existing and anticipated market conditions. The evaluation takes into consideration the current status of the property, various restrictions, carrying costs, costs of disposition and any other circumstances that may affect fair value, including management’s plans for the property. Due to the large acreage of land holdings, disposition in the normal course of business is expected to extend over a number of years. Uncertainties associated with the economy, interest rates and the real estate market in general may significantly change the valuation of our real estate investments. As of December 31, 2004, none of our real estate inventory was accounted for at estimated fair value as a result of indicated impairment.

     Land and indirect land development costs are accumulated and allocated to various parcels or housing units using specific identification and allocation based upon the relative sales value, unit or area methods. Direct construction costs are assigned to housing units based on specific identification. Other capitalized costs consist of capitalized interest, real estate taxes, tangible selling costs, local government fees and field overhead incurred during the development and construction period. See “Capitalized Interest,” below. Start-up costs and selling expenses are not capitalized.

     We account for joint ventures in which we have a 50% or less ownership interest or a less than controlling interest using the equity method of accounting. Under the equity method, the initial investment in a joint venture is recorded at cost and is subsequently adjusted to recognize the Company’s share of the joint venture’s earnings or losses. Joint venture investments and our investment in Bluegreen are evaluated annually for other than temporary declines in value. Evidence of other than temporary declines includes the inability of the joint venture or investee to sustain an earnings capacity that would justify the carrying amount of the investment and consistent joint venture operating losses. The evaluation is based on available information including condition of the property and current and anticipated real estate market conditions. At December 31, 2004 and 2003, the combined balances of inventory of real estate, investments in real estate joint ventures and investment in Bluegreen were $505.2 million and $332.5 million, respectively.

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

Consolidated Results of Operations

	Year Ended December 31,			2004	2003
				vs. 2003	vs. 2002
	2004	2003	2002	Change	Change
		(In thousands, except per share data)
Revenues
Sales of real estate	$549,652	283,058	207,808	266,594	75,250
Title and mortgage operations	4,798	2,466	1,595	2,332	871

Total revenues	554,450	285,524	209,403	268,926	76,121

Costs and expenses
Cost of sales of real estate	406,274	209,431	159,675	196,843	49,756
Selling, general and administrative expenses	71,001	42,027	30,549	28,974	11,478
Interest expense, net	259	233	389	26	(156)
Other expenses	7,367	1,605	1,121	5,762	484
Minority interest	(26)	86	—	(112)	86

Total costs and expenses	484,875	253,382	191,734	231,493	61,648

	69,575	32,142	17,669	37,433	14,473

Earnings from Bluegreen Corporation (a)	13,068	7,433	4,570	5,635	2,863
Earnings from joint ventures	6,050	483	849	5,567	(366)
Interest and other income	4,619	3,162	2,678	1,457	484

Income before income taxes	93,312	43,220	25,766	50,092	17,454
Provision for income taxes	35,897	16,400	6,254	19,497	10,146

Net income	$57,415	26,820	19,512	30,595	7,308

Basic earnings per share	$3.10	$1.81	$1.32	$1.29	$0.49
Diluted earnings per share (b)	$3.04	$1.77	$1.30	$1.27	$0.47

Weighted average shares outstanding	18,518	14,816	14,816	3,702	—
Diluted shares outstanding	18,600	14,816	14,816	3,784	—

(a)	Levitt Corporation acquired its initial interest in Bluegreen Corporation in April 2002.

(b)	Diluted earnings per share takes into account the dilution in earnings we recognize from Bluegreen as a result of outstanding securities issued by Bluegreen that enable the holders thereof to acquire shares of Bluegreen’s common stock.

For the Year Ended December 31, 2004 Compared to the Same 2003 Period

     Consolidated net income increased $30.6 million, or 114%, for the year ended December 31, 2004 as compared to 2003. The increase in net income primarily resulted from an increase in sales of real estate by our Homebuilding and Land Divisions, from higher earnings from Bluegreen Corporation and from an increase in our earnings from our real estate joint venture activities.

     Our revenues from sales of real estate increased 94% to $549.7 million for the year ended December 31, 2004 from $283.1 million for the same 2003 period. This increase is attributable primarily to an increase in home deliveries from 1,011 homes delivered in 2003 to 2,126 homes delivered in 2004. Land sale revenues in 2004 included sales to the Homebuilding Division of $24.4 million. These inter-segment transactions were eliminated in consolidation and the profit recognized by the Land Division from these sales will be deferred until the Homebuilding Division delivers homes on these properties to third parties. At that time, consolidated cost of sales will be reduced by amount of Land Division profits that were deferred. Consolidated cost of sales was reduced by approximately $3.9 million in 2004 as a result of the recognition of previously deferred profits related to sales of land by our Land Division to our Homebuilding Division. Approximately $1.0 million of similarly deferred profits were recognized during 2003.

     Selling, general and administrative expenses increased during 2004 compared to the same 2003 period primarily as a result of higher employee compensation and benefits (including sales commissions and incentive bonuses), and increased insurance and professional service expenses. The increase in employee compensation and benefits expense was directly related to our new development projects in Central and South Florida, the expansion of homebuilding activities into North Florida and Georgia, the addition of Bowden and the increase in our home deliveries. The number of our full time employees increased to 527 at December 31, 2004 from 353 at December 31, 2003, and the number of part time employees declined slightly to 32 at December 31, 2004 from 34 at December 31, 2003. The increase in insurance and professional service expenses related primarily to costs associated with operating as an independent public company since the spin-off from BankAtlantic Bancorp. As a percentage of total revenues, selling, general and administrative expenses declined to 13% for 2004 from 15% in 2003.

     Interest incurred on notes and development bonds payable totaled $11.1 million and $7.9 million for 2004 and 2003, respectively. Interest incurred was higher due to higher outstanding balances of notes and mortgage notes payable related to increases in our inventory of real estate. Interest capitalized was $10.8 million for 2004 and $7.7 million for 2003. Cost of sales of real estate for the year ended December 31, 2004 and 2003 included previously capitalized interest of approximately $9.9 million and $6.4 million, respectively.

     The increase in other expenses was primarily attributable to a $4.4 million charge, net of projected insurance recoveries, recorded to account for the estimated costs of remediating hurricane-related damage in our Florida Homebuilding and Land operations, as previously discussed.

     Bluegreen’s reported net income for the year ended December 31, 2004 was $36.5 million, as compared to $25.8 million for 2003. Our interest in Bluegreen’s earnings, net of purchase accounting adjustments, was $13.1 million for 2004 versus $7.4 million for 2003.

     Earnings from real estate joint ventures was $6.0 million during 2004 as compared to $483,000 for 2003. This increase in earnings in our real estate joint venture activities primarily resulted from gains recognized upon the sale of a joint venture’s property in Vero Beach, Florida, earnings associated with the delivery of condominium units by a joint venture project in Boca Raton, Florida and earnings associated with the delivery of homes by a joint venture project in West Palm Beach, Florida. All three joint venture projects are sold out and their operations are essentially completed.

     The increase in interest and other income is primarily related to a $1.4 million reduction of a litigation reserve as a result of the Company’s successful appeal of a 2002 judgment, as discussed in the Notes to our consolidated financial statements.

     The provision for income taxes increased $19.6 million, or 120%, to $36.0 million for 2004, due to increased earnings before taxes. The provision for income taxes for the year ended December 31, 2003 was net of a reduction in the deferred tax asset valuation allowance of approximately $418,000. Reductions in the deferred tax asset valuation allowance reduce the provision for income taxes for the year, thereby reducing the effective tax rate.

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

     Revenues from sales of real estate increased $75.3 million, or 36%, to $283.1 million for the year ended December 31, 2003 from $207.8 million for 2002. Home deliveries in 2003 increased 37% to 1,011 homes from 740 homes delivered in 2002. This increase in deliveries resulted in a $59.9 million increase in revenues from sales of real estate in the Homebuilding Division over 2002. Revenues from land sales in 2003 increased to $55.0 million from $53.9 million in 2002. Land sale revenues in 2002 included sales to the Homebuilding Division of $8.5 million, which inter-segment transactions were eliminated in consolidation. Consolidated cost of sales in 2003 was reduced by $1.0 million as previously deferred profits on inter-segment transactions were recognized at the time of home sales to third parties. There was no reduction in consolidated cost of sales in 2002 relating to deferred profits from inter-segment transactions. Levitt Commercial commenced deliveries of its flex warehouse units in 2003, and revenues from sales of these units in 2003 totaled $5.8 million. Earnings from Bluegreen for the year ended December 31, 2003 were $7.4 million, as compared with $4.6 million for the period of our ownership in 2002. Bluegreen’s net income for 2003 was $25.8 million, as compared to $15.4 million for the period of our ownership ended December 31, 2002.

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

     Interest incurred totaled $7.9 million and $8.1 million for 2003 and 2002, respectively. The decrease in interest incurred was primarily due to a decline in average interest rates from 6.0% for 2002 to 4.8% for 2003. These decreases were partially offset by increases in borrowings associated with several new development projects as well as interest accruing on the Company’s $30.0 million note payable to BankAtlantic Bancorp for twelve months in 2003, as compared to only nine months in 2002. Interest capitalized totaled $7.7 million for both 2003 and 2002. Cost of sales of real estate for the years ended December 31, 2003 and 2002 included previously capitalized interest of approximately $6.4 million and $6.2 million, respectively.

     Earnings from joint ventures decreased $366,000 in 2003 as compared to 2002. The decrease in earnings from joint ventures primarily resulted from completion of a joint venture project during 2002.

     The provision for income taxes increased $10.1 million, or 62%, to $16.4 million for 2003, due to increased earnings before taxes, and an increase in the effective tax rate from 24.2% in 2002 to 37.9% in 2003. The provision for income taxes for the years ended December 31, 2003 and 2002 was net of a reduction in the deferred tax asset valuation allowance of approximately $418,000 and $2.6 million, respectively. Reductions in the deferred tax asset valuation allowance reduce the provision for income taxes for the year, thereby reducing the effective tax rate.

Homebuilding Division Results of Operations

	Year Ended December 31,			2004	2003
				vs. 2003	vs. 2002
	2004	2003	2002	Change	Change
	(Dollars in thousands, except average price data)
Revenues
Sales of real estate	$472,296	222,257	162,359	250,039	59,898
Title and mortgage operations	4,798	2,466	1,595	2,332	871

Total revenues	477,094	224,723	163,954	252,371	60,769

Costs and expenses
Cost of sales of real estate	371,097	173,072	131,281	198,025	41,791
Selling, general and administrative expenses	50,806	29,478	21,100	21,328	8,378
Interest expense, net	198	—	—	198	—
Other expenses	6,867	1,606	1,121	5,261	485
Minority interest	(50)	(113)	—	63	(113)

Total costs and expenses	428,918	204,043	153,502	224,875	50,541

	48,176	20,680	10,452	27,496	10,228
Earnings from joint ventures	3,518	480	1,171	3,038	(691)
Interest and other income	1,944	560	1,053	1,384	(493)

Income before income taxes	53,638	21,720	12,676	31,918	9,044
Provision for income taxes	20,658	7,964	3,364	12,694	4,600

Net income	$32,980	13,756	9,312	19,224	4,444

Domestic
Homes delivered	2,126	1,011	740	1,115	271
Construction starts	2,294	1,593	796	701	797
Average selling price of homes delivered	$222,000	220,000	219,000	2,000	1,000
Margin percentage on homes delivered (a)	21.4%	22.1%	19.1%	-0.7%	3.0%
New orders (units)	1,679	2,240	980	(561)	1,260
New orders (value)	$427,916	513,436	204,730	(85,520)	308,706
Backlog of homes (units)	1,814	2,053	824	(239)	1,229
Backlog of homes (value)	$448,647	458,771	167,526	(10,124)	291,245
Joint Ventures:
Homes delivered	146	18	140	128	(122)
Construction starts	—	43	177	(43)	(134)
New orders (units)	42	61	61	(19)	—
New orders (value)	$13,967	15,957	16,027	(1,990)	(70)
Backlog of homes (units)	—	104	61	(104)	43
Backlog of homes (value)	$—	27,478	16,027	(27,478)	11,451

(a)	Margin percentage is calculated by dividing margin (sales of real estate minus cost of sales of real estate) by sales of real estate.

     At December 31, 2004, our Homebuilding Division had a delivery backlog of 1,814 homes representing $448.6 million of future sales. The average sales price of the homes in backlog at December 31, 2004 is approximately 11% higher than the average sales price of the homes in backlog at December 31, 2003. While the strong demand and backlog are encouraging for our 2005 results, adverse economic trends such as rising interest rates, continued inflationary pressures or labor shortages could impact our Homebuilding Division in future periods. In 2004 the costs of lumber, steel, concrete and other building materials rose significantly. Additionally, labor costs rose reflecting a shortage of sub-contractors in some of the markets in which we build. The redeployment of labor in Florida following the 2004 hurricanes exacerbated the labor shortage in these markets. While we may be able to increase our selling prices to absorb these increased costs in future sales, the sales prices of homes in our backlog cannot be increased and the margins on the delivery of homes in backlog may be adversely affected by this trend.

     Our sales performance in Florida in 2003 and the first half of 2004 exceeded our projections and existing production capacity. As a result, our delivery cycle extended beyond our 12 months target. We are currently focused on selling homes that we can deliver within 12 months. We believe that active growth management will permit us to increase customer satisfaction and reduce the amount of time contracted homes are in backlog, thereby reducing our exposure to rising costs.

     We believe we own or control sufficient land to meet our current growth goals. In the shorter-term, we expect the number of signed new orders for homes in our Florida operations to level off and perhaps decline slightly through the second quarter of 2005 as we transition from the older, established communities at which sales are reaching completion to new communities that we expect will open for sale to the public over the next 18 months. If we are not able to open new communities in a timely fashion, our available inventory will remain below historical levels and our results will be adversely impacted.

     We are also currently expanding our homebuilding activities to the Jacksonville, Florida, Atlanta, Georgia and Nashville, Tennessee markets, and expect to expand into other markets in the Southeastern United States. We have not previously operated in these markets and may not recognize any revenues from these operations during the next twelve months or longer. As a result, costs associated with this expansion prior to revenue recognition will adversely affect our operating results, as will costs exceeding revenues during the start up phase in each new market.

For the Year Ended December 31, 2004 Compared to the Same 2003 Period

     The value of new orders declined to $427.9 million for 2004, from $513.4 million in 2003. The decline in new orders was primarily the result of the absence of new community openings to offset stronger than expected order growth in prior periods and our intentional slowing of the pace of new home orders to help assure higher levels of customer satisfaction by meeting delivery schedules acceptable to our customers. Some of our Florida communities sold out faster than originally anticipated and new communities were not yet ready for sales. While this strengthened our backlog, we experienced a short-term decline in saleable inventory. New orders were also impacted by the adverse impact of four hurricanes in Florida during August and September. These factors led to a slowdown in sales in our Florida homebuilding operations in the third and fourth quarters of 2004, when new orders were placed for 489 homes, as compared with the record 1,212 new orders placed in the third and fourth quarters of 2003. As discussed above, we believe that our inventory of homes available for sale and new orders should improve as we open new communities to the public.

     Revenues from home sales increased 112% to $472.3 million in 2004 from $222.3 million in 2003, due primarily to increased home deliveries. This increase is attributable primarily to an increase in home deliveries in communities that commenced deliveries in 2003 and from Bowden’s operations. During 2004, 2,126 homes were delivered at an average selling price of approximately $222,000, as compared to 1,011 homes delivered in 2003 at an average selling price of approximately $220,000. The modest increase in the average selling price of our homes was due primarily to a change in our product mix resulting from the inclusion of Bowden in 2004. The average selling price of homes in our Florida operations increased by $15,000 over 2003 to $235,000, while the average selling price of Bowden’s homes was $157,000.

     Cost of sales increased by approximately 114% to $371.1 million in 2004 from $173.1 million in 2003. The increase in cost of sales was associated primarily with the increased number of home deliveries. Cost of sales as a percentage of related revenue was approximately 79% for the year ended December 31, 2004, as compared to approximately 78% for the year ended December 31, 2003. Increases in labor and raw material costs in 2004 were largely offset by increases in the selling prices of our homes. Cost of sales for 2004 also includes approximately $1.8 million of purchase accounting adjustments relating to the acquisition of Bowden.

     Selling, general and administrative expenses increased 72% to $50.8 million in 2004 from $29.5 million for 2003. The increase in selling, general and administrative expenses primarily resulted from the increase in home deliveries and the addition of Bowden, as well as an increase in compensation and benefits resulting from the continued expansion of our homebuilding operations. As a percentage of revenues, selling general and administrative expense was approximately 11% and 13% of total revenues in 2004 and 2003, respectively.

     Interest incurred totaled $6.5 million and $5.0 million for 2004 and 2003, respectively. The increase in interest incurred was primarily due to increases in borrowings associated with the assumption of debt in the Bowden acquisition and financing associated with new development projects. Interest capitalized for 2004 and 2003 totaled $6.3 million and $5.0 million, respectively. At the time of a home sale, the related capitalized interest is charged to cost of sales. Cost of sales of real estate for 2004 and 2003 included previously capitalized interest of approximately $8.0 million and $4.3 million, respectively.

     The increase in other expenses was primarily attributable to a $3.9 million charge recorded to account for the estimated costs of remediating hurricane-related damage in our Florida homebuilding operations, as previously discussed.

     The increase in earnings in joint ventures resulted primarily from the completion of home deliveries by a joint venture developing a condominium complex in Boca Raton, Florida. The joint venture’s initial inventory was 164 residential units and the remaining 146 units were delivered during 2004. As of December 31, 2004, approximately 4,100 square feet of commercial space remained in the joint venture’s inventory.

     The increase in interest and other income is primarily related to a $1.4 million reduction of a litigation reserve as a result of our successful appeal of a 2002 judgment. The appellate court reversed the damages awarded by the trial jury and ordered a new trial to determine damages. The litigation reserve was reduced based on our assessment of the potential liability.

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

     The decrease in earnings in joint ventures resulted primarily from the completion of home deliveries by one joint venture. The joint venture’s initial inventory was 600 units and the last 140 homes were delivered during 2002.

Land Division Results of Operations

	Year Ended December 31,			2004	2003
				vs. 2003	vs. 2002
	2004	2003	2002	Change	Change
		(Dollars in thousands)
Revenues
Sales of real estate	$96,200	55,038	53,919	41,162	1,119

Total revenues	96,200	55,038	53,919	41,162	1,119

Costs and expenses
Cost of sales of real estate	42,838	31,362	28,722	11,476	2,640
Selling, general and administrative expenses	10,373	7,549	5,867	2,824	1,682
Interest expense, net	61	224	451	(163)	(227)
Other expenses	500	—	—	500	—

Total costs and expenses	53,772	39,135	35,040	14,637	4,095

	42,428	15,903	18,879	26,525	(2,976)
Interest and other income	1,671	2,261	1,413	(590)	848

Income before income taxes	44,099	18,164	20,292	25,935	(2,128)
Provision for income taxes	17,031	7,149	5,414	9,882	1,735

Net income	$27,068	11,015	14,878	16,053	(3,863)

Acres sold	1,212	1,337	1,715	(125)	(378)
Margin percentage (a)	55.5%	43.0%	46.7%	12.5%	-3.7%
Unsold acres	8,349	5,116	4,490	3,233	626
Acres subject to firm sales contracts	1,833	1,433	1,845	400	(412)
Acres subject to firm sales contracts (value)	121,095	103,174	72,767	17,921	30,407

(a)	Margin percentage is calculated by dividing margin (sales of real estate minus cost of sales of real estate) by sales of real estate.

     Land Division revenues are primarily generated from two master-planned communities located in St. Lucie County, Florida – St. Lucie West and Tradition. Development activity in St. Lucie West is winding down, with 39 acres of inventory remaining at December 31, 2004, of which 21 acres were subject to firm sales contracts as of that date. With the acquisition of approximately 3,150 acres during the second quarter of 2004, the Tradition master-planned community now encompasses more than 8,200 total acres, including approximately 5,900 net saleable acres. Approximately 1,700 acres have been sold or were subject to firm sales contracts with various homebuilders as of December 31, 2004. Notwithstanding the sustained interest and activity at Tradition, a significant reduction of demand in the residential real estate market could negatively impact our land development operations.

     We calculate margin as sales of real estate minus cost of sales of real estate, and have historically realized between 40% and 60% margin on Land Division sales. Margins fluctuate based upon changing sales prices and costs attributable to the land sold. The sales price of land sold varies depending upon: the location; the parcel size; whether the parcel is sold as raw land, partially developed land or individually developed lots; the degree to which the land is entitled; and whether the ultimate use of land is residential or commercial. The cost of sales of real estate is dependent upon the original cost of the land acquired, the timing of the acquisition of the land, and the amount of development and carrying costs capitalized to the particular land parcel. Future margins will continue to vary in response to these and other market factors.

     In January 2005, we consummated the bulk sale of five non-contiguous parcels of land adjacent to Tradition consisting of a total of 1,294 acres for $64.7 million, or $50,000 per acre. These parcels, which were acquired in May 2004 for $20,000 per acre, were liquidated after we determined that their specific locations and the timeline for obtaining land use approvals would not fit in the master plan for Tradition. The funds generated by the sale will be used to reduce indebtedness and to provide additional liquidity for Land Division operations and investments.

For the Year Ended December 31, 2004 Compared to the Same 2003 Period

     Revenues from land sales increased 75% to $96.2 million in 2004 from $55.0 million in 2003. Margin on land sales in 2004 was approximately $53.4 million as compared to $23.7 million in 2003. During 2004, 1,212 acres were sold with an average margin of 55%, as compared to 1,337 acres sold with an average margin of 43% in 2003. The lower margin percentage in 2003 was primarily the result of the bulk sale in July of approximately 1,000 acres of undeveloped land adjacent to Tradition in a single transaction to a developer that we believe will utilize the property for the development of one or more golf courses. During 2004, the Land Division sold approximately 448 acres in Tradition to the Homebuilding Division which, for segment reporting purposes, generated revenue of $23.4 million and margin of $14.4 million. This transaction, which is included in the above table, is eliminated in consolidation. There were no sales to the Homebuilding Division in 2003.

     Selling, general and administrative expenses increased 37% to $10.4 million during the year ended December 31, 2004 as compared to $7.5 million for the same 2003 period. As a percentage of total revenues, selling, general and administrative expenses declined to 11% in 2004 from 14% in 2003.

     Interest incurred for 2004 and 2003 was approximately $2.0 million and $1.2 million, respectively. The increase in interest incurred was primarily due to an increase in outstanding borrowings related to acquisition of land for Tradition. During 2004, interest capitalized was approximately $1.9 million, as compared with $927,000 for 2003. At the time of land sales, the related capitalized interest is charged to cost of sales. Cost of sales of real estate for 2004 and 2003 included previously capitalized interest of approximately $87,000 and $318,000, respectively.

     The increase in other expenses was primarily attributable to a $500,000 charge, net of projected insurance recoveries, recorded to account for the estimated costs of remediating hurricane-related damage, as previously discussed.

For the Year Ended December 31, 2003 Compared to the Same 2002 Period

     Revenues from land sales increased 2% to $55.0 million in 2003 from $53.9 million in 2002. Margin on land sales in 2003 was approximately $23.7 million as compared to $25.2 million in 2002. The decrease in margin was primarily attributable to an increase in sales of residential land and residential lots in 2003 as compared to 2002. This was primarily a result of growth in the residential home sales market during 2003. The proportional increase in residential property sales in 2003 has resulted in a decrease in margin as a percentage of revenue, as commercial and industrial properties generally provide a higher margin than residential properties. In the year ended December 31, 2002, land sales to the Homebuilding Division totaled $8.5 million and the gain recognized was $6.5 million. These inter-segment transactions were eliminated in consolidation. There were no sales to the Homebuilding Division in 2003.

     Selling, general and administrative expenses increased 29% to $7.5 million during the year ended December 31, 2003 as compared to 2002. This increase was primarily associated with an increase in advertising expenses as a result of the launch of the Tradition community during the first quarter of 2003.

     Interest incurred for 2003 and 2002 was approximately $1.2 million and $2.4 million, respectively. The decrease in interest incurred was primarily due to the satisfaction of indebtedness formerly associated with Live Oak Preserve, which was repaid in 2002. During 2003, interest capitalized was approximately $927,000, as compared with $1.9 million for 2002. At the time of land sales, the related capitalized interest is charged to cost of sales. Cost of sales of real estate for 2003 and 2002 included previously capitalized interest of approximately $318,000 and $980,000, respectively.

Other Operations Results of Operations

	Year Ended December 31,			2004	2003
				vs. 2003	vs. 2002
	2004	2003	2002	Change	Change
		(Dollars in thousands)
Revenues
Sales of real estate	$5,555	5,763	—	(208)	5,763

Total revenues	5,555	5,763	—	(208)	5,763

Costs and expenses
Cost of sales of real estate	6,255	6,021	1,601	234	4,420
Selling, general and administrative expenses	9,822	5,000	3,582	4,822	1,418
Interest expense, net	—	9	(6)	(9)	15
Other expenses	—	(1)	—	1	(1)
Minority interest	24	199	—	(175)	199

Total costs and expenses	16,101	11,228	5,177	4,873	6,051

	(10,546)	(5,465)	(5,177)	(5,081)	(288)
Earnings from Bluegreen Corporation	13,068	7,433	4,570	5,635	2,863
Earnings (loss) from joint ventures	2,532	3	(322)	2,529	325
Interest and other income	1,004	341	268	663	73

Income (loss) before income taxes	6,058	2,312	(661)	3,746	2,973
Provision (benefit) for income taxes	2,198	891	(177)	1,307	1,068
Net income (loss)	$3,860	1,421	(484)	2,439	1,905

     Other Operations include all other activities, including Levitt Commercial, Levitt Corporation general and administrative expenses, earnings from our investment in Bluegreen and earnings from investments in various real estate projects. We currently own approximately 9.5 million shares of the common stock of Bluegreen, which represented approximately 31% of Bluegreen’s outstanding shares as of December 31, 2004. Under equity method accounting, we recognize our pro-rata share of Bluegreen’s net income or loss (net of purchase accounting adjustments) as pre-tax earnings. Bluegreen has not paid dividends to its shareholders; therefore, our earnings represent only our claim to the future distributions of Bluegreen’s earnings. Accordingly, we record a tax liability on our portion of Bluegreen’s net income. Should Bluegreen’s financial performance deteriorate, our earnings in Bluegreen would deteriorate concurrently and our results of operations would be adversely affected. Furthermore, a significant reduction in Bluegreen’s financial position might require that we test our investment in Bluegreen for impairment, which could result in charges against our future results of operations. For a complete discussion of Bluegreen’s results of operations and financial position, we refer you to Bluegreen’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the SEC.

For the Year Ended December 31, 2004 Compared to the Same 2003 Period

     During the year ended December 31, 2004, Levitt Commercial delivered 18 flex warehouse units as compared to 13 units delivered during the year ended December 31, 2003. Cost of sales of real estate includes amortization of interest previously capitalized in this business segment. The amount of previously capitalized interest amortized in cost of sales for the year ended December 31, 2004 and 2003 was $1.8 million and $1.5 million, respectively.

     Bluegreen‘s reported net income for the year ended December 31, 2004 and 2003 was $36.5 million and $25.8 million, respectively. Our ownership interest in Bluegreen’s earnings during the years ended December 31, 2004 and 2003 was approximately $13.1 million and $7.4 million, respectively, net of purchase accounting adjustments. Purchase accounting adjustments decreased our interest in Bluegreen’s earnings by $473,000 for 2004, as compared to a $1.1 million reduction of earnings in 2003. Additionally, Bluegreen issued approximately 4.1 million shares of common stock during 2004 in connection with the redemption of $34.1 million of its 8.25% Convertible Subordinated Debentures (the “Debentures”). Our investment in Bluegreen was reduced by $1.9 million to reflect the dilutive effect of the issuance of these shares as a result of the elimination of purchase accounting adjustments resulting from the difference between the fair value and book value of the Debentures originally recorded at acquisition. In addition, during the year ended December 31, 2004, approximately 1.2 million shares of Bluegreen common stock were issued upon the exercise of stock options which reduced our investment in Bluegreen by approximately $1.0 million. At December 31, 2004 and 2003, our ownership interest in Bluegreen was 31% and 36%, respectively.

     Selling, general and administrative and other expenses increased to $9.8 million during the year ended December 31, 2004 as compared to $5.0 million during the year ended December 31, 2003. This increase was primarily associated with increases in employee compensation and benefits resulting from higher average headcount, fees paid by the Company for administrative and other services provided pursuant to an agreement with BankAtlantic Bancorp, and other expenses related to being a public company. We did not incur significant costs associated with being a public company in 2003 because we were not subject to SEC reporting requirements at that time, or the requirements of the Sarbanes-Oxley Act of 2002.

     Earnings from real estate joint ventures in 2004 were $2.5 million as compared to $3,000 in 2003. The increase in earnings was due primarily to the gain recognized by a joint venture on the sale of a rental apartment project in Vero Beach, Florida and earnings associated with the delivery of homes by a joint venture project in West Palm Beach, Florida. Both joint venture projects are sold out and their operations are essentially completed.

     Interest incurred in Other Operations was approximately $2.6 million and $1.7 million for the year ended December 31, 2004 and 2003, respectively. The increase in interest incurred was primarily associated with increases in outstanding borrowings related to Levitt Commercial’s development activities, interest obligations under the $8.0 million note to BankAtlantic Bancorp relating to the spin-off, and the $3.2 million of outstanding Subordinated Investment Notes. Interest capitalized for this business segment totaled $2.6 million and $1.7 million for the year ended December 31, 2004 and 2003, respectively. Those amounts include adjustments to reconcile the amount of interest eligible for capitalization on a consolidated basis with the amounts capitalized in the Company’s other business segments.

For the Year Ended December 31, 2003 Compared to the Same 2002 Period

     During the first quarter of 2003, Levitt Commercial commenced the delivery of its flex warehouse units and the revenue and margin on the sales of its inventory for the year ended December 31, 2003 were approximately $5.8 million and $1.2 million, respectively. No sales of real estate were recognized by this business segment in 2002. Cost of sales of real estate includes the amortization of interest previously capitalized in this business segment. The amount of previously capitalized interest amortized in cost of sales for 2003 and 2002 was $1.5 million and $1.6 million, respectively.

     Bluegreen’s reported net income for the year ended December 31, 2003 was $25.8 million and, for the period of our ownership during 2002, income before the cumulative effect of a change in accounting principle was $15.4 million. Our ownership interest in Bluegreen’s earnings during 2003 was approximately $7.4 million, as compared to $4.6 million for the period of our ownership in 2002. Our interest in Bluegreen’s earnings was reduced by $1.1 million in 2003 due to the effects of purchase accounting adjustments, as compared with a reduction of $353,000 during the period of our ownership from April to December 2002. The purchase accounting adjustments for 2002 primarily related to Bluegreen’s sale of notes receivable which existed at the acquisition date. At the acquisition date, the notes receivable were adjusted to reflect unrealized gain in our carrying amount of the asset, and accordingly, when such gain was recorded by Bluegreen, we recognized no gain. The purchase accounting adjustments for 2003 primarily related to Bluegreen’s sale of retained interests in notes receivable which existed at the acquisition date. As with the underlying notes receivable, at the acquisition date the retained interests were adjusted to reflect unrealized gain in our carrying amount of the asset, and, when such gain was recorded by Bluegreen, we recognized no gain.

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

     Interest incurred was approximately $1.7 million and $1.6 million for the year ended December 31, 2003 and 2002, respectively. The increase in interest incurred is primarily associated with a $30.0 million loan from BankAtlantic Bancorp in connection with the acquisition of Levitt Corporation’s investment in Bluegreen Corporation, which was outstanding for the entire twelve months of 2003 as compared with only nine months during 2002. Partially offsetting this increase was a reduction in average interest rates for 2003 to approximately 4.1%, as compared to 5.3% for 2002. Interest capitalized for this business segment totaled $1.7 million and $1.6 million for the year ended December 31, 2003 and 2002, respectively. Interest capitalized in this business segment includes adjustments to reconcile the amount of interest eligible for capitalization on a consolidated basis with the amounts capitalized in the other business segments.

     Minority interest for the 2003 period is associated with a joint venture’s margin from the sale of its flex warehouse units in which we have a majority interest.

FINANCIAL CONDITION

     Prior to August 2001, the Company was a subsidiary of BankAtlantic. While the Company was a subsidiary of BankAtlantic, BankAtlantic was permitted to lend money to the Company and its subsidiaries on terms consistent with those available from unaffiliated third party lenders. In August 2001, BankAtlantic transferred ownership of the Company to BankAtlantic Bancorp, and as a consequence, the Company and its subsidiaries became “affiliates,” rather than subsidiaries, of BankAtlantic. As a consequence, BankAtlantic became subject to different regulatory requirements with respect to us, including regulatory restrictions on BankAtlantic’s ability to provide us with additional financing in the future. Notwithstanding the spin-off, we remain an affiliate of BankAtlantic by virtue of BFC Financial Corporation’s voting control, and accordingly, BankAtlantic remains subject to restrictions on its ability to provide us with additional financing. As a result, we continue to develop alternative financing relationships to support our capital requirements. We believe that our current financial condition and credit relationships, together with anticipated cash flows from operations, will provide for our current liquidity needs for the foreseeable future.

December 31, 2004 versus December 31, 2003

     Our total assets at December 31, 2004 and 2003 were $678.4 million and $393.5 million, respectively. The increase in total assets primarily resulted from:

•	a net increase in cash and cash equivalents of $89.6 million, which resulted primarily from $114.8 million of net proceeds from the underwritten public sale of 5,000,000 shares of our Class A common stock (described below), offset in part by cash used in operations;

•	a net increase in inventory of real estate of approximately $158.5 million resulting from land acquisitions in Florida by our Land and Homebuilding Divisions, inventory acquired in the acquisition of Bowden, land acquisitions in Tennessee and increases in land development and construction costs. These increases in inventory of real estate were partially offset by sales of homes and land;

•	a net increase of approximately $9.7 million in our investment in Bluegreen Corporation associated primarily with $13.1 million of earnings from Bluegreen, that were offset by purchase accounting adjustments, a series dilutive capital transactions and our pro rata share of unrealized losses associated with Bluegreen’s other comprehensive income;

•	an increase of $26.8 million in property and equipment from the acquisition of an office building in Fort Lauderdale, Florida and the construction of an irrigation facility in Tradition; and

•	an increase of $6.6 million in other assets resulting from $4.1 million of goodwill and other assets associated with the Bowden acquisition, and a $1.4 million insurance receivable for claims associated with Hurricanes Charley, Frances and Jeanne.

     Total liabilities at December 31, 2004 and 2003 were $383.7 million and $268.1 million, respectively.

     The increase in total liabilities primarily resulted from:

•	increases in accounts payable and accrued liabilities of $28.1 million related to increased construction and development activity, as well as the assumption of liabilities in connection with the Bowden acquisition and liabilities recorded relating to Hurricanes Charley, Frances and Jeanne, offset in part by a $9.1 million reduction in customer deposits and a $1.4 million reversal of a litigation reserve related to the successful appeal of a 2002 lawsuit;

•	a net increase in notes and mortgage notes payable of $94.1 million, primarily related to the land acquisitions described above, the assumption of debt in connection with the Bowden acquisition and a $16.5 million bridge loan to finance the purchase of the office building described above; and

•	an increase in the deferred tax liability of approximately $3.1 million which was primarily associated with our earnings from Bluegreen.

LIQUIDITY AND CAPITAL RESOURCES

     We assess our liquidity in terms of our ability to generate cash to fund our operating and investment activities. For the year ended December 31, 2004, our primary source of funds was the underwritten public offering of our common stock described below, as well as proceeds from the sale of real estate inventory, distributions from real estate joint ventures and borrowings from financial institutions. These funds were utilized primarily to acquire, develop and construct real estate, to service and repay borrowings, to acquire Bowden, to purchase the office building described above and to pay general and administrative expenses. Our primary sources of funds for each of the years in the two year period ended December 31, 2003 were proceeds from the sale of real estate inventory, distributions from real estate joint ventures, borrowings, proceeds from development bonds payable and capital contributions in 2002 from BankAtlantic Bancorp. These funds were primarily utilized acquire, develop and construct real estate, to repay borrowings, to pay general and administrative expenses, to invest in real estate joint ventures, and, in 2002, to invest in Bluegreen.

     In April 2004 we sold 5,000,000 shares of Class A common stock in an underwritten public offering at a price of $24.50 per share. Net proceeds from the sale totaled approximately $114.8 million, after underwriting discounts, commissions and offering expenses. Approximately $12.0 million of the net proceeds of the offering was used to repay indebtedness, $7.4 million was used to fund the Bowden acquisition and $67.0 million was transferred to our operating subsidiaries (including Bowden) to provide funds for their growth. The balance of the funds will be used to fund our operations and growth and for general corporate purposes.

     We have also formed a statutory business trust (“Trust”) for the purpose of issuing trust preferred securities and investing the proceeds thereof in junior subordinated debentures of the Company. On March 15, 2005, the Trust issued $22.5 million of trust preferred securities. The Trust used the proceeds from issuing trust preferred securities to purchase an identical amount of junior subordinated debentures from the Company. Interest on the junior subordinated debentures and distributions on the trust preferred securities will be payable quarterly in arrears at a fixed rate of 8.11% through March 30, 2010 and thereafter at a floating rate of 3.85% over 3-month London Interbank Offered Rate (“LIBOR”) until the scheduled maturity date of March 30, 2035. Distributions on the trust preferred securities will be cumulative and based upon the liquidation value of the trust preferred security. The trust preferred securities will be subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures at maturity or their earlier redemption. The junior subordinated debentures are redeemable five years from the issue date or sooner following certain specified events. In addition, we contributed $696,000 to the Trust in exchange for the Trust’s common securities, all of which are owned by us, and those proceeds were also used to purchase an identical amount of junior subordinated debentures from the Company. The terms of the Trust’s common securities are nearly identical to the trust preferred securities. The issuance of trust preferred securities was part of a larger pooled trust securities offering which was not registered under the Securities Act of 1933. We will use the proceeds for general corporate purposes, including repaying indebtedness to affiliates. We also expect to create similar trusts and participate in other pooled trust preferred securities transactions in the future as a source of additional financing for the Company.

     In addition to the liquidity provided by the sale of our common stock and the issuance of the trust preferred securities, we expect to continue to fund our short-term liquidity requirements through net cash provided by operating and financing activities. We expect to meet our long-term liquidity requirements for items such as acquisitions and debt service and repayment obligations primarily with net cash provided by operations, long-term secured and unsecured indebtedness, the remaining proceeds of the stock sale and future sales of equity. As of December 31, 2004 and 2003, we had cash and cash equivalents of $125.5 million and $36.0 million, respectively.

     At December 31, 2004, our consolidated debt was approximately $268.2 million. Our principal payment obligations with respect to our debt for the 12 months beginning December 31, 2004 are anticipated to total approximately $58.4 million. Approximately $48.1 million of the debt due in the next twelve months is construction-related financing which will be repaid with the proceeds from the sales of the properties under construction.

     We have entered into various loan agreements which provide financing for acquisition, site improvements and construction of real estate held for sale. As of December 31, 2004, these loan agreements provided in the aggregate for advances, subject to available collateral, on a revolving basis up to a maximum of $397.6 million, of which $207.0 million was outstanding. The loans are secured by mortgages on properties, including improvements. Principal payments are required as sales of the collateral are consummated. Some of our debt agreements contain provisions that, among other things, require us to maintain certain financial ratios and a minimum net worth. These requirements may limit the amount of debt that we can incur in the future and restrict the payment of dividends to us by our subsidiaries. Certain notes and mortgage notes provide that events of default include a change in ownership, management or executive management. At December 31, 2004, we were in compliance with all loan agreement financial requirements and covenants.

     Our ability to meet our debt service and other obligations, to refinance our indebtedness and to fund planned capital expenditures will depend upon our future performance. Our business may not generate sufficient cash flow from operations, and future borrowings may not be available under our existing credit facilities or any other financing sources in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. Should this situation arise, we may need to refinance all or a portion of our debt on or before maturity, which we may not be able to do on favorable terms or at all.

     On each of July 26, 2004, October 25, 2004 and January 24, 2005 our Board of Directors declared a cash dividend of $0.02 per share on our Class A common stock and Class B common stock. These dividends were paid on August 16, 2004, November 15, 2004 and February 15, 2005, respectively. The Board has not adopted a policy of regular dividend payments. The payment of dividends in the future is subject to approval by our Board of Directors and will depend upon, among other factors, our results of operation and financial condition.

     We are subject to the usual obligations associated with entering into contracts for the purchase, development and sale of real estate in the ordinary course of its business.

Off Balance Sheet Arrangements and Contractual Obligations

     In connection with the development of certain of our communities, we establish community development districts to access bond financing for the funding of infrastructure development and other projects within the community. If we were not able to establish community development districts, we would need to fund community infrastructure development out of operating income or through other sources of financing or capital. The bonds issued are obligations of the community development district and are repaid through assessments on property within the district. To the extent that we own property within a district when assessments are levied, we will be obligated to pay the assessments when they are due. As of December 31, 2004, development districts in Tradition had $62.8 million of community development district bonds outstanding for which no assessments had been levied. As of December 31, 2004, we owned approximately 66% of the property in the districts.

     We have entered into an indemnity agreement with a joint venture partner relating to that partner’s guarantee of the joint venture’s indebtedness. Our maximum exposure under the indemnity agreement is estimated to be approximately $500,000. Based on the joint venture assets securing the indebtedness, we do not believe it is likely that any payment will be required under the agreement.

     The following table summarizes our contractual obligations as of December 31, 2004 (in thousands):

		Payments due by period
		Less than	13 - 36	37 - 60	More than
Category	Total	12 Months	Months	Months	60 Months
Long-term debt obligations	$268,226	58,435	65,157	104,644	39,990
Operating lease obligations	3,225	964	1,483	728	50
Purchase obligations	208,315	189,760	18,555	—	—

Total obligations	$479,766	249,159	85,195	105,372	40,040

     Long-term debt obligations consist of notes, mortgage notes and bonds payable. Operating lease obligations consist of rent commitments. Purchase obligations consist of contracts to acquire real estate properties for development and sale; however our liability for not completing a purchase is generally limited to the deposit we made under the contract.

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

New Accounting Pronouncements

     In December 2004, FASB issued Statement No. 152 (“Accounting for Real Estate Time-Sharing Transactions—an amendment of FASB Statements No. 66 and 67.) This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Bluegreen has indicated in its periodic reports filed with the SEC that this pronouncement is not expected to have a material effect on Bluegreen’s financial statements. Accordingly, we do not believe that this Statement will have a material effect on our financial statements.

     In December 2004, FASB issued Statement No. 123 (revision) (“Share-based payments”.) This Statement is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement also establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. The Statement eliminated the accounting for share-based transactions under APB No. 25 and its related interpretations instead requiring all share based payment be accounted for using a fair value method. For public companies the Statement will be effective in the first interim reporting period that begins after June 15, 2005. The Statement can be adopted using the “Modified Prospective Application” or the “Modified Retrospective Application”. Under the modified prospective application, this Statement applies to new awards granted after the effective date and to unvested awards. Under the modified retrospective application, the Company would apply the modified prospective method, but also restate the prior financial statements to include the amounts that were previously recognized in the pro forma disclosures under Statement No. 123. We will adopt the Statement on July 1, 2005 and are currently evaluating the two transitional applications. We estimate that the annual after-tax non-cash compensation expense resulting from unvested options outstanding at December 31, 2004 would be approximately $590,000 in 2005.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk is defined as the risk of loss arising from adverse changes in market valuations that arise from interest rate risk, foreign currency exchange rate risk, commodity price risk and equity price risk. We are subject to interest rate risk on our long-term debt. At December 31, 2004, we had $262.5 million in borrowings with adjustable rates tied to the prime rate and/or LIBOR and $5.8 million in borrowings with fixed rates. Consequently, for debt tied to an indexed rate, changes in interest rates may affect our earnings and cash flows, but generally would not impact the fair value of such debt. For fixed rate debt, changes in interest rates generally affect the fair market value of the debt but not our earnings or cash flow.

     The table below sets forth our debt obligations, principal payments by scheduled maturity, weighted-average interest rates and estimated fair market value as of December 31, 2004 (dollars in thousands):

								Fair Market
	Twelve months ended December 31,							Value at
								December 31,
	2005	2006	2007	2008	2009	Thereafter	Total	2004
Fixed rate debts:
Notes and mortgage payable (a)	$2,554	639	1,992	575	—	—	5,760	5,801
Average interest rate	6.96%	7.18%	8.27%	8.75%	—	—	7.62%

Variable rate debts:
Notes and mortgage payable (b)	$55,881	10,306	52,220	65,311	38,758	39,990	262,466	262,467
Average interest rate	5.05%	5.32%	5.09%	5.47%	4.80%	5.30%	5.17%

Total debt obligations	$58,435	10,945	54,212	65,886	38,758	39,990	268,226	268,268

(a)	Fair value calculated based upon recent borrowings in same category of debt.

(b)	At December 31, 2004 our total borrowings from BankAtlantic and BankAtlantic Bancorp were approximately $8.6 million and $38.0 million, respectively.

     Based upon the amount of variable rate debt outstanding at December 31, 2004 and holding the variable rate debt balance constant, each one percentage point increase in interest rates would increase the interest incurred by us by approximately $2.6 million per year.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

Levitt Corporation

Report of Independent Registered Certified Public Accounting Firm	33

Consolidated Statements of Financial Condition	35
As of December 31, 2004 and 2003

Consolidated Statements of Income	36
For each of the years in the three year period ended December 31, 2004

Consolidated Statements of Comprehensive Income	37
For each of the years in the three year period ended December 31, 2004

Consolidated Statements of Shareholders’ Equity	38
For each of the years in the three year period ended December 31, 2004

Consolidated Statements of Cash Flows	39
For each of the years in the three year period ended December 31, 2004

Notes to Consolidated Financial Statements	41
For each of the years in the three year period ended December 31, 2004

Bluegreen Corporation

     The financial statements of Bluegreen Corporation, which is considered a significant subsidiary, are required to be included in this report. The financial statements of Bluegreen Corporation are incorporated herein by reference from Bluegreen’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the SEC on March 16, 2005.

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Shareholders of Levitt Corporation:

     We have completed an integrated audit of Levitt Corporation’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits and the report of other auditors, are presented below.

Consolidated financial statements

     In our opinion, based on our audits and the report of other auditors, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Levitt Corporation and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Bluegreen Corporation, an investment of the Company accounted for under the equity method (Note 9 to the consolidated financial statements). Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Bluegreen Corporation, is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

Internal control over financial reporting

     Also, in our opinion, based on our audit, management’s assessment, included in “Management’s Report on Internal Control over Financial Reporting” appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, based on our audit, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

     A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP
Fort Lauderdale, Florida
March 16, 2005

Levitt Corporation
Consolidated Statements of Financial Condition
December 31, 2004 and 2003
(In thousands except share data)

	2004	2003
Assets
Cash and cash equivalents	$125,522	35,965
Restricted cash	2,017	3,384
Notes receivable	4,484	5,163
Inventory of real estate	413,471	254,992
Investments in real estate joint ventures	608	4,106
Investment in Bluegreen Corporation	80,572	70,852
Property and equipment, net	31,137	4,686
Other assets	20,656	14,357

Total assets	$678,467	393,505

Liabilities and Shareholders’ Equity

Accounts payable and accrued liabilities	$66,271	40,802
Customer deposits	43,022	52,134
Current income tax payable	4,314	1,024
Notes and mortgage notes payable	221,605	111,625
Notes and mortgage notes payable to affiliates	46,621	61,618
Other liabilities	1,845	850

Total liabilities	383,678	268,053

Shareholders’ equity:
Preferred stock, $0.01 par value Authorized: 5,000,000 shares Issued and outstanding: no shares	—	—
Common stock, Class A, $0.01 par value Authorized: 50,000,000 and no shares Issued and outstanding: 18,597,166 and 13,597,166 shares, respectively	186	136
Common stock, Class B, $0.01 par value Authorized: 10,000,000 shares Issued and outstanding: 1,219,031 and 1,219,031 shares, respectively	12	12
Additional paid-in capital	180,790	67,855
Retained earnings	113,643	57,020
Accumulated other comprehensive income	158	429

Total shareholders’ equity	294,789	125,452

Total liabilities and shareholders’ equity	$678,467	393,505

See accompanying notes to consolidated financial statements

Levitt Corporation
Consolidated Statements of Income
For each of the years in the three year period ended December 31, 2004
(In thousands, except per share data)

	2004	2003	2002
Revenues:
Sales of real estate	$549,652	283,058	207,808
Title and mortgage operations	4,798	2,466	1,595

Total revenues	554,450	285,524	209,403

Costs and expenses:
Cost of sales of real estate	406,274	209,431	159,675
Selling, general and administrative expenses	71,001	42,027	30,549
Interest expense, net	259	233	389
Other expenses	7,367	1,605	1,121
Minority interest	(26)	86	—

Total costs and expenses	484,875	253,382	191,734

Earnings from Bluegreen Corporation	13,068	7,433	4,570
Earnings from real estate joint ventures	6,050	483	849
Interest and other income	4,619	3,162	2,678

Income before income taxes	93,312	43,220	25,766

Provision for income taxes	35,897	16,400	6,254

Net income	$57,415	26,820	19,512

Earnings per common share:
Basic	$3.10	1.81	1.32
Diluted	$3.04	1.77	1.30

Weighted average common shares outstanding:
Basic	18,518	14,816	14,816
Diluted	18,600	14,816	14,816

Dividends declared per common share:
Class A common stock	$0.04	—	—
Class B common stock	$0.04	—	—

See accompanying notes to consolidated financial statements

Levitt Corporation
Consolidated Statements of Comprehensive Income
For Each of the Years in the Three Year Period Ended December 31, 2004
(In thousands)

	2004	2003	2002
Net income	$57,415	26,820	19,512

Other comprehensive income:
Pro-rata share of unrealized (loss) gain recognized by Bluegreen on retained interests in notes receivable sold, net of tax	(271)	835	(406)

Comprehensive income	$57,144	27,655	19,106

See accompanying notes to consolidated financial statements.

Levitt Corporation
Consolidated Statements of Shareholders’ Equity
For Each of the Years in the Three Year Period Ended December 31, 2004
(In thousands)

					Accumulated
					Compre-
	Class A	Class B	Additional		hensive
	Common	Common	Paid-In	Retained	Income
	Stock(a)	Stock(a)	Capital	Earnings	(Loss)	Total
Balance at December 31, 2001	—	—	50,003	20,025	—	70,028
Net income	$—	—	—	19,512	—	19,512
Other comprehensive loss	—	—	—	—	(406)	(406)
Capital contribution	—	—	18,618	—	—	18,618
Issuance of Bluegreen Corporation common stock, net of tax	—	—	(219)	—	—	(219)

Balance at December 31, 2002	$—	—	68,402	39,537	(406)	107,533
Issuance of Class A and Class B Common Stock and retirement of previous class of common stock(a)	136	12	(148)	—	—	—
Net income	$—	—	—	26,820	—	26,820
Other comprehensive income	—	—	—	—	835	835
Issuance of Bluegreen common stock, net of tax	—	—	(210)	—	—	(210)
Stock issuance costs	—	—	(150)	—	—	(150)
Purchase and retirement of fractional shares distributed in spin-off	—	—	(39)	—	—	(39)
Dividend declared in connection with spin-off	—	—	—	(8,000)	—	(8,000)
Deemed distribution related to transfer of 1.2 million shares of Bluegreen from BankAtlantic Bancorp	—	—	—	(1,337)	—	(1,337)

Balance at December 31, 2003	136	12	67,855	57,020	429	125,452
Issuance of Class A common stock, net of stock issuance costs	50	—	114,719	—	—	114,769
Net income	$—	—	—	57,415	—	57,415
Other comprehensive loss	—	—	—	—	(271)	(271)
Issuance of Bluegreen common stock, net of tax	—	—	(1,784)	—	—	(1,784)
Cash dividends paid	—	—	—	(792)	—	(792)

Balance at December 31, 2004	186	12	180,790	113,643	158	294,789

(a)	See Note 23 – Equity Transactions

See accompanying notes to consolidated financial statements.

Levitt Corporation
Consolidated Statements of Cash Flows
For Each of the Years in the Three Year Period Ended December 31, 2004
(In thousands)

	2004	2003	2002
Operating activities:
Net income	$57,415	26,820	19,512
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	753	1,146	131
Increase in deferred income taxes	3,195	4,005	2,666
Earnings from Bluegreen Corporation	(13,068)	(7,433)	(4,570)
Earnings from joint ventures	(6,050)	(483)	(849)
Write-off of debt offering costs	—	791	—
Changes in operating assets and liabilities:
Restricted cash	1,367	(396)	(2,330)
Inventory of real estate	(136,552)	(56,866)	(55,693)
Notes receivable	679	919	150
Other assets	(2,831)	(10,839)	2,186
Accounts payable and accrued expenses, customer deposits and other liabilities	16,206	53,438	6,448

Net cash (used in) provided by operating activities	(78,886)	11,102	(32,349)

Investing activities:
Investment in real estate joint ventures	(127)	(933)	(1,244)
Distributions from real estate joint ventures	9,744	1,561	6,214
Proceeds from partial sale of joint venture interest	340	—	—
Purchase of Bowden Building Corporation, net of cash acquired	(6,109)	—	—
Investment in Bluegreen Corporation	—	—	(53,779)
Purchases of property and equipment	(26,790)	(3,956)	(336)

Net cash used in investing activities	(22,942)	(3,328)	(49,145)

Financing activities:
Proceeds from notes and mortgage notes payable	317,988	134,016	104,417
Proceeds from notes and mortgage notes payable to affiliates	33,135	38,438	64,642
Repayment of notes and mortgage notes payable	(224,733)	(107,750)	(74,683)
Repayment of notes and mortgage notes payable to affiliates	(48,132)	(47,825)	(35,007)
Payments for debt offering costs	—	(791)	—
Payments for stock issue costs	(7,731)	(150)	—
Proceeds from issuance of common stock	122,500	—	—
Proceeds from development bonds payable	—	—	915
Repayment of development bonds payable	(850)	(3,761)	(4,985)
Contributed capital from BankAtlantic Bancorp, Inc.	—	—	18,618
Cash dividends paid	(792)	—	—

Net cash provided by financing activities	191,385	12,177	73,917

Increase (decrease) in cash and cash equivalents	89,557	19,951	(7,577)
Cash and cash equivalents at the beginning of period	35,965	16,014	23,591

Cash and cash equivalents at end of period	$125,552	35,965	16,014

(Continued on next page)

See accompanying notes to consolidated financial statements.

Levitt Corporation
Consolidated Statements of Cash Flows
For Each of the Years in the Three Year Period Ended December 31, 2004
(In thousands)

	2004	2003	2002
Supplemental cash flow information
Interest paid on borrowings, net of capitalized interest	$153	261	(93)
Income taxes paid	29,479	14,861	5,127

Supplemental disclosure of non-cash operating, investing and financing activities:
Change in shareholders’ equity resulting from the change in other comprehensive (loss) gain, net of taxes	$(271)	835	(406)

Change in shareholders’ equity from the net effect of Bluegreen’s capital transactions, net of taxes	(1,784)	(210)	(219)

Decrease in retained earnings due to dividend declared and issuance of note payable	—	(8,000)	—

Issuance of a note payable for $5.5 million and 200,916 shares of Class A common stock and 18,015 shares of Class B common stock related to receipt of 1.2 million shares of Bluegreen Corporation common stock from BankAtlantic Bancorp	—	(5,500)	—

Purchase and retirement of treasury shares	—	(39)	—

Assumption of development bonds payable	—	(1,190)	—

Decrease in notes receivable from assumption of development bonds payable	—	1,190	—

Increase in joint venture investment resulting from unrealized gain on non-monetary exchange	409	—	—

Fair value of assets acquired from acquisition of Bowden Building Corporation, net of cash acquired of $1,335	26,463	—	—

Fair value of liabilities assumed from acquisition of Bowden Building Corporation	20,354	—	—

See accompanying notes to consolidated financial statements.

Levitt Corporation
Notes to Consolidated Financial Statements

1. Organization and Summary of Significant Accounting Policies

Organization and Business

     Levitt Corporation (the “Company”) is the parent company to other entities operating in the real estate development business. Prior to 2001, the Company was a wholly owned subsidiary of BankAtlantic. In October 2001, BankAtlantic transferred its direct ownership of the Company to BankAtlantic Bancorp, Inc. (“BankAtlantic Bancorp”). Effective January 1, 2002, Levitt Corporation converted from a corporation to a limited liability company. On February 12, 2003, Levitt Corporation converted from a limited liability company to a corporation through a merger with a wholly owned subsidiary. On December 31, 2003, BankAtlantic Bancorp completed the spin-off of Levitt Corporation by means of a pro rata distribution to its shareholders of all of the Company’s issued and outstanding capital stock. BFC Financial Corporation, which on the date of the spin-off held all of the issued and outstanding shares of BankAtlantic Bancorp’s Class B common stock and approximately 15.3% of the issued and outstanding shares of BankAtlantic Bancorp’s Class A common stock, received in the spin-off the same relative percentages of the Company’s Class A and Class B common stock on that date. At December 31, 2004, BFC’s ownership of the Company’s common stock represented in the aggregate approximately 53% of the total voting power of all of the Company’s common stock.

     The Company engages in real estate activities through Levitt and Sons, LLC (“Levitt and Sons”), Bowden Building Corporation (“Bowden”), Core Communities, LLC (“Core Communities”), Levitt Commercial, LLC (“Levitt Commercial”) and several investments in real estate projects in Florida. The Company also owns approximately 9.5 million shares, or 31%, of the outstanding common stock of Bluegreen Corporation (“Bluegreen”), a New York Stock Exchange-listed company engaged in the acquisition, development, marketing and sale of vacation ownership interests in primarily “drive-to” resorts, as well as residential homesites located around golf courses and other amenities. Levitt and Sons was acquired in December 1999 for approximately $27.0 million. Levitt and Sons is a developer of single-family home communities and condominiums in Florida. Bowden was acquired in April 2004 for approximately $7.4 million. Bowden is a builder of single-family homes in Tennessee. Core Communities owns the unsold land and other entitlements of the master planned communities known as St. Lucie West and Tradition in St. Lucie County, Florida. Levitt Commercial was formed in 2001 as a real estate development company specializing in the development of industrial, commercial, retail and residential properties. The majority of the Company’s assets and activities are located in Florida. Changes in the economic conditions in Florida would have an impact on the operations of the Company.

     In connection with the spin-off, a $30.0 million demand note owed to BankAtlantic Bancorp was converted to a five year term note with interest only payable monthly initially at the prime rate and thereafter at the prime rate plus increments of an additional 0.25% every six months commencing on January 1, 2005. Prior to the spin-off, BankAtlantic Bancorp also transferred 1.2 million shares of Bluegreen common stock owned by it to the Company, increasing the Company’s ownership interest in Bluegreen to its current 9.5 million shares. In exchange for the Bluegreen shares, the Company issued to BankAtlantic Bancorp a $5.5 million note and additional shares of common stock (which were included in the spin-off). The $5.5 million note was paid in full in April 2004. Additionally, prior to the spin-off, the Company declared an $8.0 million dividend to BankAtlantic Bancorp payable in the form of a five year term note with the same payment terms as the $30.0 million note described above.

Consolidation Policy

     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-segment transactions have been eliminated in consolidation. Certain items in prior period financial statements have been reclassified to conform to the current presentation.

     The Company uses the equity method for investments in unconsolidated subsidiaries and unconsolidated joint ventures when the Company owns at least 20% of the voting stock or exercises significant influence over the operating and financial policies but does not own a controlling interest. Under the equity method, the Company’s initial investment is recorded at cost and is subsequently adjusted to recognize its share of earnings or losses. Distributions received reduce the carrying amount of the investment. In the event of issuance of equity interests by an unconsolidated entity to others, the Company recognizes the impact in paid in capital.

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

Inventory of Real Estate

     Inventory of real estate includes land, land development costs, interest and other construction costs and is stated at accumulated cost or, when circumstances indicate that the inventory is impaired, at estimated fair value. Estimated fair value is based on disposition of real estate in the normal course of business under existing and anticipated market conditions. The valuation takes into consideration the current status of the property, various restrictions, carrying costs, costs of disposition and any other circumstances which may affect fair value, including management’s plans for the property. Due to the large acreage of certain land holdings, disposition in the normal course of business is expected to extend over a number of years.

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

     The following table is a summary of interest incurred on notes and mortgage notes payable and the amounts capitalized (in thousands):

	For the year ended December 31,
	2004	2003	2002
Interest incurred to non-affiliates	$8,725	5,661	5,751
Interest incurred to BankAtlantic	644	1,083	1,335
Interest incurred to BankAtlantic Bancorp	1,730	1,180	971
Interest capitalized	(10,840)	(7,691)	(7,668)

Interest expense, net	$259	233	389

Interest included in cost of sales	$9,872	6,425	6,174

Property and Equipment

     Property and equipment is stated at cost and consists primarily of office premises, office furniture and fixtures, computer equipment and water treatment and irrigation facilities. Depreciation is recorded in a manner that recognizes the cost of depreciable assets in operations over their estimated useful lives using the straight-line method. Leasehold improvements are amortized over the shorter of the terms of the underlying leases, including probable renewal periods, or the estimated useful lives of the improvements. Repair and maintenance costs are expensed as incurred.

Revenue Recognition

     Revenue and all related costs and expenses from home, land and commercial property sales are recognized at the time that closing has occurred, when title and possession of the property and risks and rewards of ownership transfer to the buyer and other sale and profit recognition criteria are satisfied as required under accounting principles generally accepted in the United States of America for real estate transactions.

     Title and mortgage operations include agency and other fees received for processing of title insurance policies and mortgage loans. Revenues from title and mortgage operations are recognized when the transfer of the corresponding property or mortgages to third parties has been consummated.

     Other revenues consist primarily of rental property income, developer’s fees earned from real estate joint ventures, interest income, forfeited deposits and other miscellaneous income, and are recorded as other income.

Goodwill

     The acquisition of the Bluegreen common stock in April 2002 resulted in approximately $4.1 million of goodwill being recorded. The acquisition of Bowden in April 2004 resulted in $1.3 million of goodwill being recorded. Goodwill represents the excess of the purchase price of the Company’s acquisitions over the fair value of the net assets acquired. Goodwill is accounted for in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. Pursuant to SFAS No. 142, goodwill is not subject to amortization. Goodwill is subject to at least an annual assessment for impairment by applying a fair-value based test. The Company has performed its annual impairment test as of December 31, 2004 and determined that goodwill was not impaired.

Income Taxes

     Through December 31, 2003, the Company was included in BankAtlantic Bancorp’s consolidated federal income tax return. The Company and BankAtlantic Bancorp are parties to a tax sharing agreement with respect to the Federal income tax liability of the consolidated group. The tax sharing agreement provides that the consolidated tax liability for prior years was allocated among the members of the consolidated group in proportion to the taxable income or loss of each member. Income tax expense was calculated on a separate return method that allocated current and deferred taxes to members of BankAtlantic Bancorp’s consolidated group as if each member were a separate taxpayer. Current taxes were payable to or receivable from BankAtlantic Bancorp. The Company received current tax benefits from BankAtlantic Bancorp when the tax benefits were utilized in the consolidated return.

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

Earnings per Share

     On December 22, 2003 the Company filed Amended Articles of Incorporation with the State of Florida which provided for, among other things, the recapitalization of the Company’s common stock into Class A and Class B common stock. The Company’s sole shareholder, BankAtlantic Bancorp, received all 13,597,166 issued and outstanding shares of Class A common stock and all 1,219,031 issued and outstanding shares of Class B common stock as part of the recapitalization. On December 31, 2003, BankAtlantic Bancorp distributed all 14,816,197 issued and outstanding shares of Class A and Class B common stock to its shareholders to effect the spin-off of the Company from BankAtlantic Bancorp. Earnings per share for all periods presented herein reflect the recapitalization of the Company’s common stock.

     While the Company has two classes of common stock outstanding, the two-class method is not presented because the Company’s capital structure does not provide for different dividend rates or other preferences, other than voting and conversion rights, between the two classes. Basic earnings per share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share takes into account the potential dilution from securities issued by an equity method investee that enable their holders to obtain the investee’s common stock. The resulting net income amount is divided by the weighted average number of dilutive common shares outstanding, when dilutive.

New Accounting Pronouncements

     In December 2004, FASB issued Statement No. 152 (“Accounting for Real Estate Time-Sharing Transactions—an amendment of FASB Statements No. 66 and 67.) This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Bluegreen has indicated in its periodic reports filed with the SEC that this pronouncement is not expected to have a material effect on Bluegreen’s financial statements. Accordingly, management does not believe that this Statement will have a material effect on the Company’s consolidated financial statements.

     In December 2004, FASB issued Statement No. 123 (revision) (“Share-based payments”.) This Statement is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement also establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. The Statement eliminated the accounting for share-based transactions under APB No. 25 and its related interpretations instead requiring all share based payment be accounted for using a fair value method. For public companies the Statement will be effective in the first interim reporting period that begins after June 15, 2005. The Statement can be adopted using the “Modified Prospective Application” or the “Modified Retrospective Application”. Under the modified prospective application, this Statement applies to new awards granted after the effective date and to unvested awards. Under the modified retrospective application, the Company would apply the modified prospective method, but also restate the prior financial statements to include the amounts that were previously recognized in the pro forma disclosures under Statement No. 123. Management will adopt the Statement on July 1, 2005 and is currently evaluating the two transitional applications. Management estimates that the after-tax annual non-cash compensation expense resulting from unvested options outstanding at December 31, 2004 would be approximately $590,000 in 2005.

2. Earnings per Share

     Basic earnings per common share is computed by dividing earnings attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share is computed in the same manner as basic earnings per share, but it also gives consideration to dilutive stock options using the treasury stock method and the pro rata impact of Bluegreen’s dilutive securities (stock options and convertible securities) on the amount of Bluegreen’s earnings that the Company recognizes. There were no stock options granted during the years ended December 31, 2003 and 2002 or outstanding at December 31, 2003 and 2002.

     The following table presents the computation of basic and diluted earnings per common share (in thousands, except for per share data):

	For the Year Ended December 31,
	2004	2003	2002
Numerator:
Basic earnings per common share:
Net income – basic	$57,415	26,820	19,512

Diluted earnings per common share:
Net income – basic	$57,415	26,820	19,512
Pro rata share of the net effect of Bluegreen dilutive securities	(882)	(525)	(230)

Net income – diluted	$56,533	26,295	19,282

Denominator:
Basic average shares outstanding	18,518	14,816	14,816
Net effect of stock options assumed to be exercised	82	–	–

Diluted average shares outstanding	18,600	14,816	14,816

Earnings per common share:
Basic	$3.10	1.81	1.32
Diluted	$3.04	1.77	1.30

3. Dividends

     On July 26, 2004 the Company’s Board of Directors declared a cash dividend of $0.02 per share on the Company’s Class A common stock and Class B common stock. The dividend was paid on August 16, 2004 to all shareholders of record on August 9, 2004.

     On October 25, 2004 the Company’s Board of Directors declared a cash dividend of $0.02 per share on the Company’s Class A common stock and Class B common stock. The dividend was paid on November 15, 2004 to all shareholders of record on November 8, 2004.

     On January 24, 2005 the Company’s Board of Directors declared a cash dividend of $0.02 per share on the Company’s Class A common stock and Class B common stock. The dividend was paid on February 15, 2005 to all shareholders of record on February 8, 2005.

     The Company has not adopted a policy of regular dividend payments. The payment of dividends in the future is subject to approval by the Board of Directors and will depend upon, among other factors, the Company’s results of operations and financial condition.

4. Stock Based Compensation

     The Company accounts for stock option grants under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No compensation expense is recognized because all stock options granted have exercise prices not less than the market value of the Company’s stock on the date of grant.

     The following table illustrates the effect on net income and earnings per share for each of the last three years if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure, to stock-based employee compensation (in thousands, except per share data):

	For the Year Ended December 31,
	2004	2003	2002
Pro forma net income
Net income, as reported	$57,415	26,820	19,512
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related income tax effects and minority interest	(896)	—	—

Pro forma net income	$56,519	26,820	19,512

Basic earnings per share:
As reported	$3.10	1.81	1.32
Pro forma	$3.05	1.81	1.32

Diluted earnings per share:
As reported	$3.04	1.77	1.30
Pro forma	$2.99	1.77	1.30

     No options were issued or outstanding in 2003 and 2002. The fair values of options granted were estimated on the date of their grant using the Black-Scholes option pricing model based on the following assumptions:

Expected volatility	43.08% - 50.35%
Expected dividend yield	0.00% - 0.32%
Risk-free interest rate	4.13% - 4.40%
Expected life	7 - 10 years

5. Notes Receivable

     Notes receivable represent purchase money notes due from third parties resulting from various land sales at Core Communities. The weighted average interest rate of the notes outstanding was 5.00% and 4.59% as of December 31, 2004 and 2003, respectively, and the notes are due at various dates through March 2012.

6. Inventory of Real Estate

     At December 31, 2004 and 2003, inventory of real estate is summarized as follows (in thousands):

	December 31,
	2004	2003
Land and land development costs	$291,414	162,467
Construction cost	100,129	67,744
Capitalized interest	11,110	10,044
Other costs	10,818	14,737

	$413,471	254,992

7. Investments in Joint Ventures

     Following is a description of joint ventures which the Company accounts for under the equity method:

     Brittany Bay at Andros Isle – A single-family residential development consisting of 222 units located in West Palm Beach, Florida. The Company owns a 39.9% limited partnership interest and a 0.1% general partner interest in this venture. At December 31, 2004, this venture had delivered all 222 homes and was winding down operations.

     Fairways at Grand Harbor – A multi-family residential development of 257 luxury rental apartments located in Vero Beach, Florida. The Company owns a 44.5% limited partnership interest and a 0.5% general partner interest in this venture. The remaining partnership interests are held by unaffiliated third parties. The rental apartment property was sold to an unaffiliated third party in January 2004, however the partnership continues to provide rental management services at neighboring Grand Harbor.

     Cascade Lakes – A single-family residential development consisting of 600 homes located in Boynton Beach, Florida. The Company owned a 49.999% limited partnership interest and a 0.001% general partner interest in this venture. At December 31, 2002, this development was completed and all homes delivered.

     Third Street Partners – A multi-family residential development on 2.4 acres in Boca Raton, Florida consisting of 164 condominium units, 20,000 square feet of retail space and a separate parking garage structure. The property was acquired in December 2000, and the Company owns a 47.4% limited partnership interest and a 0.1% general partnership interest. At December 31, 2004, all 164 residential units and 15,850 square feet of retail space had been delivered.

     Altman Longleaf, LLC – A multi-family residential development of approximately 298 apartment units in 23 buildings located in Melbourne, Florida known as The Preserve at Longleaf. The Company owns a 20% membership interest in Altman Longleaf, which owns a 20% interest in the venture developing the apartment complex. Construction commenced on the development in 2004.

     The unaudited Condensed Combined Balance Sheets and Statements of Operations for the joint ventures accounted for using the equity method are as follows (in thousands):

Condensed Combined Balance Sheets

	December 31,
	2004	2003
Real estate assets	$1,785	57,402
Other assets	1,686	5,931

Total assets	$3,471	63,333

Mortgage notes payable to BankAtlantic	$—	22,726
Mortgage notes payable non-affiliates	—	25,628
Other liabilities	1,055	6,879

Total liabilities	1,055	55,233

Partners’ capital	2,416	8,100

Total liabilities and partners’ capital	$3,471	63,333

Condensed Combined Statements of Operations

	Year Ended December 31,
	2004	2003	2002
Revenues	$54,738	18,893	43,924
Cost and expenses	42,666	18,332	41,962

Net income	$12,072	561	1,962

Company’s share of net income	$6,050	483	849

     In connection with Levitt Commercial’s obligations to its joint venture partner at Altman Longleaf, Levitt Commercial entered into an indemnity and contribution agreement in April 2004 pursuant to which Levitt Commercial is obligated, subject to certain limitations, to indemnify its venture guarantors against amounts such guarantors are required to pay to unaffiliated financial institutions arising from, among other things, defaults in payment, performance, cost overruns and obligations under an environmental indemnity. Levitt Commercial’s obligations are limited to its percentage interest in the joint venture.

     For the years ended December 31, 2004, 2003 and 2002, interest paid to BankAtlantic by the Company’s unconsolidated joint ventures was approximately $84,000, $1.6 million and $2.2 million, respectively.

8. Property and Equipment

     At December 31, 2004 and 2003, property and equipment is summarized as follows (in thousands):

		December 31,
	Depreciable Life	2004	2003
Water and irrigation facilities	25 years	$5,844	3,505
Land, buildings and construction in progress	30 years	23,524	—
Furniture and fixtures and equipment	3-10 years	5,500	2,079

Property and equipment, gross		34,868	5,584
Accumulated depreciation		(3,731)	(898)

Property and equipment, net		$31,137	4,686

     Depreciation expense was $748,000, $262,000 and $131,000 for the years ended December 31, 2004, 2003 and 2002, respectively, and is included in selling, general and administrative expenses in the accompanying statements of income.

9. Investment in Bluegreen Corporation

     During April 2002, Levitt Corporation acquired approximately 8.3 million shares of the common stock of Bluegreen, which shares represented approximately 34.2% of the then outstanding common stock of Bluegreen. This interest in Bluegreen was acquired for an aggregate purchase price of approximately $53.8 million. The funds for the investment in Bluegreen were obtained from $30 million of borrowings from BankAtlantic Bancorp, $18.6 million from BankAtlantic Bancorp’s capital contribution and $5.2 million from the Company’s working capital. The purchase price was in the aggregate $4.2 million greater than the equity in the underlying net assets of Bluegreen. Based on a comparison of Bluegreen’s historical cost bases of assets and liabilities to their corresponding estimated fair values, $4.1 million of the excess purchase price was attributed to goodwill, along with $1.6 million of deferred taxes, and the remaining $1.7 million was attributed to various other assets and liabilities. The amount attributed to goodwill is evaluated for impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” The amount attributed to various other assets and liabilities will be amortized into the statement of income as an adjustment to income from equity method investment and any related deferred taxes will be adjusted accordingly. The cost of the Bluegreen investment is adjusted to recognize the Company’s interest in Bluegreen’s earnings or losses.

     In connection with the Company’s spin-of from BankAtlantic Bancorp, the Company received an additional 1.2 million shares of Bluegreen common stock from BankAtlantic Bancorp. The value of the additional shares was recorded at BankAtlantic Bancorp’s carrying value of $5.3 million, net of purchase accounting adjustments. The purchase accounting adjustments associated with the shares received from BankAtlantic Bancorp are also amortized into the statement of income as adjustments to income from equity method investment. The difference between the Company’s percentage ownership in Bluegreen multiplied by its earnings and the amount of the Company’s equity in earnings of Bluegreen as reflected on the Company’s financial statements relates to amortization or accretion of purchase accounting adjustments made at the time of the acquisition of the Company’s interest in Bluegreen.

     The Company accounts for its investment in Bluegreen under the equity method of accounting. Bluegreen issued approximately 4.1 million shares of common stock during 2004 in connection with the redemption of $34.1 million of its 8.25% Convertible Subordinated Debentures (the “Debentures”). The Company’s investment in Bluegreen was reduced by $1.9 million to reflect the dilutive effect of the issuance of these shares as a result of the elimination of purchase accounting adjustments resulting from the difference between the fair value and book value of the Debentures originally recorded at acquisition. In addition, during the year ended December 31, 2004, approximately 1.2 million shares of Bluegreen common stock were issued upon the exercise of stock options which reduced the Company’s investment in Bluegreen by approximately $1.0 million. At December 31, 2004, the Company owned approximately 9.5 million shares, or approximately 31%, of Bluegreen’s outstanding common stock. Bluegreen’s condensed consolidated financial statements are presented below (in thousands):

Condensed Consolidated Balance Sheet
(In thousands)

	December 31,
	2004	2003
Total assets	$634,809	551,022

Total liabilities	363,933	359,494
Minority interest	6,009	4,648
Total shareholders’ equity	264,867	186,880

Total liabilities and shareholders’ equity	$634,809	551,022

Condensed Consolidated Statements of Income
(In thousands)

	Year	Year	Nine Months
	Ended	Ended	Ended
	December 31,	December 31,	December 31,
	2004	2003	2002
Revenues	$601,623	438,454	271,973

Cost and expenses	538,282	393,129	247,302
Provision for income taxes	22,821	16,168	8,479
Minority interest	4,065	3,330	816

Income before cumulative effect of a change in accounting principle	36,455	25,827	15,376
Cumulative effect of change in accounting principle, net of income taxes	—	—	(5,929)
Minority interest in cumulative effect of change in accounting principle, net of income taxes	—	—	(350)

Net income	$36,455	25,827	9,797

10. Accounts Payable and Accrued Liabilities

     Accounts payable and accrued liabilities at December 31, 2004 and 2003 are summarized as follows (in thousands):

	December 31,
	2004	2003
Trade and retention payables	$26,165	26,111
Accrued construction obligations	15,681	3,502
Deferred revenue	6,257	791
Accrued hurricane reserve	2,502	—
Accrued litigation reserve (Note 19)	1,011	2,519
Other accrued liabilities	14,655	7,879

	$66,271	40,802

11. Notes and Mortgage Notes Payable

     Notes and mortgages payable at December 31, 2004 and 2003 are summarized as follows (in thousands):

	December 31,
	2004	2003	Interest Rate	Maturity Date
Homebuilding Borrowings
Mortgage notes payable (a)	$141,697	83,346	From Prime - 0.50%	Range from January
			to Prime + 1.00%	2005 to November 2009

Mortgage notes payable to BankAtlantic (a)	8,621	18,118	Prime	Range from October
				2005 to March 2006
Line of credit (b)	—	1,000	Prime	September 2006

	150,318	102,464

Land Borrowings
Land acquisition mortgage notes payable (c)	48,000	12,995	LIBOR + 2.80%	June 2011
Construction mortgage notes payable (c)	4,475	988	LIBOR + 2.00%	Range from May 2007
				to August 2007

Other borrowings	254	341	Fixed from 5.99% to 7.00%	Range from March 2007
				to April 2007

	52,729	14,324

Other Operations Borrowings
Land acquisition and construction	7,447	3,246	From LIBOR + 2.50%	Range from April
mortgage notes payable			to LIBOR + 3.00%	2005 to February 2006

Promissory note payable (d)	16,500	—	LIBOR + 1.50%	March 2005
Levitt and Sons acquisition note payable	—	8,400	Prime + 0.50%	September 2005
Subordinated investment notes	3,232	1,309	Fixed from 6.50% to 8.75%	Range from October 2005
				to February 2008
Promissory note payable to BankAtlantic Bancorp	30,000	30,000	Prime + 0.25%	December 2008
			escalation every
			six months
Promissory note payable to BankAtlantic Bancorp	8,000	8,000	Prime + 0.25%	December 2008
			escalation every
			six months
Promissory note payable to BankAtlantic Bancorp	—	5,500	Prime	December 2004

	65,179	56,455

Total Notes and Mortgage Notes Payable (e)	$268,226	173,243

(a)	Levitt and Sons and Bowden have entered into various loan agreements to provide financing for the acquisition, site improvements and construction of residential units. As of December 31, 2004 and 2003, these loan agreements provided for advances on a revolving loan basis up to a maximum outstanding balance of $327.3 million and $167.7 million, respectively. The loans are secured by mortgages on respective properties including improvements. Notes and mortgage notes payable were collateralized by inventory of real estate with net carrying values aggregating $260.3 million and $183.3 million at December 31, 2004 and 2003, respectively. Certain mortgage notes contain provisions for accelerating the payment of principal as individual homes are sold. Certain notes and mortgage notes also provide that events of default may include a change in ownership, management or executive management.

(b)	Levitt and Sons has a credit agreement with a financial institution to provide a $15.0 million line of credit. At December 31, 2004, Levitt and Sons had available credit of $15.0 million and had no amounts outstanding. The credit facility currently matures September 2006. On or before June 30th of each calendar year, the financial institution may at its sole discretion offer the option to extend the term of the loan for a one-year period. The Company has pledged a first priority security interest on the Company’s equity interest in Levitt and Sons to secure the loan.

(c)	Core Communities notes and mortgage notes payable are collateralized by inventory of real estate and property and equipment with net carrying values aggregating $106.5 million and $17.4 million December 31, 2004 and 2003, respectively.

(d)	Levitt Corporation entered into a six month bridge loan agreement with a financial institution in October 2004 to temporarily fund the Company’s purchase of the office building in Fort Lauderdale, Florida that the Company currently intends to utilize as its principal executive offices upon expiration or termination of the lease of the existing tenant. The promissory note is interest only, payable monthly at LIBOR plus 1.50%, and matures in March 2005.

(e)	At December 31, 2004, 2003 and 2002 the Prime Rate as reported by the Wall Street Journal was 5.25%, 4.00% and 4.25%, respectively, and the three-month LIBOR Rate was 2.56%, 1.16% and 1.38%, respectively.

     Some of the Company’s subsidiaries have borrowings which contain covenants that, among other things, require the subsidiary to maintain financial ratios and a minimum net worth. These covenants may have the effect of limiting the amount of debt that the subsidiaries can incur in the future and restricting the payment of dividends from subsidiaries to the Company. At December 31, 2004, the Company was in compliance with all loan agreement financial covenants.

     At December 31, 2004, the aggregate required principal payment of indebtedness in each of the next five years is approximately as follows (in thousands):

December 31,
2004
Year ended December 31, 2005	$58,435
2006	10,945
2007	54,212
2008	65,886
2009	38,758
Thereafter	39,990

$268,226

12. Development Bonds Payable

     In connection with the development of certain of our projects, community development or improvement districts have been established and may utilize bond financing to fund construction or acquisition of certain on-site and off-site infrastructure improvements performed by the Company near or at these communities. The obligation to pay principal and interest on the bonds issued by the districts is assigned to each parcel within the district and a priority assessment lien may be placed on benefited parcels to provide security for the debt service. The bonds, including interest and redemption premiums, if any, and the associated priority lien on the property are typically payable, secured and satisfied by revenues, fees, or assessments levied on the property benefited. The Company pays a portion of the revenues, fees, and assessments levied by the districts on the properties the Company still owns that are benefited by the improvements. The Company may also agree to pay down a specified portion of the bonds at the time of each unit or parcel closing.

     In accordance with Emerging Issues Task Force Issue 91-10 (“EITF 91-10”), Accounting for Special Assessments and Tax Increment Financing, the Company records a liability, net of cash held by the districts available to offset the particular bond obligation, for the estimated developer obligations that are fixed and determinable and user fees that are required to be paid or transferred at the time the parcel or unit is sold to an end user. The Company reduces this liability by the corresponding assessment assumed by property purchasers and the amounts paid by the Company at the time of closing and transfer of the property. Interest is calculated and paid based upon the gross bond obligation.

     At December 31, 2004, no development bonds payable were outstanding. At December 31, 2003, $850,000 of development bonds were outstanding with fixed interest rates ranging from 5.88% to 6.50% with original maturity dates ranging from October 2004 to May 2009.

     During the fourth quarter of 2003, a development district for the Tradition master-planned community issued $62.8 million of long-term assessment bonds to refinance $28.9 million of previously issued and outstanding bond anticipation notes and to provide financing for Phase I infrastructure development. The development district assesses property owners to fund debt service and the ultimate repayment of the bonds. The Company is assessed based on its pro-rata ownership of the property in the district. The Company’s pro-rata share of the assessment transfers to third party purchasers upon property sales. The assessments are projected to be levied beginning in 2005. In accordance with EITF 91-10, the Company will recognize an expense for its pro rata portion of assessments, based upon its ownership of benefited property. As of December 31, 2004, the Company owned approximately 66% of the property in the district.

Utility Revenue Refunding Bonds and Water Management Benefit Tax Bonds

     The Utility Revenue Refunding Bonds and Water Management Benefit Tax Bonds are other bonds of the development district that are not recorded on the books of the Company. As an owner of property within the development district, the Company is responsible until land parcels are sold for the payment of its pro rata share of tax assessments from the water management benefit tax bonds. The Company recognized a tax assessment expense, based upon its pro rata share of taxes and assessments of approximately $241,000, $444,000 and $544,000 for the years ended December 31, 2004, 2003 and 2002, respectively. This expense is included in selling, general and administrative expenses in the accompanying consolidated statements of income.

13. Employee Benefit Plans

Stock Incentive Plan

     On May 11, 2004, the Company’s Shareholders approved the 2003 Levitt Corporation Stock Incentive Plan (“Plan”), which had been adopted by the Company’s board of directors on December 15, 2003, and had also been approved by BankAtlantic Bancorp, as the Company’s sole shareholder prior to the spin-off. Under the Plan, the maximum number of shares with respect to which awards may be granted is 1,500,000. Activity under the Plan for the years ended December 31, 2004, 2003 and 2002 is as follows:

	2004		2003		2002
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number	Exercise	Number	Exercise	Number	Exercise
	of Options	Price	of Options	Price	of Options	Price
Options outstanding at beginning of year	—	$—	—	$—	—	$—
Granted	757,500	$20.52	—	$—	—	$—
Exercised	—	$—	—	$—	—	$—
Forfeited	(32,250)	$20.15	—	$—	—	$—

Options outstanding at end of year	725,250	$20.54		$—		$—

Options exercisable at end of year	45,000	$20.15	—	$—	—	$—

Options available for grant at end of year	774,750		—		—

Weighted average fair market value per share of options granted during the year under SFAS No. 123	$11.94		$—		$—

     The following table summarizes information about stock options outstanding as of December 31, 2004:

	Options Outstanding		Options Exercisable
		Remaining		Exercise
Exercise Price	Options	Contractual Life	Options	Price
$20.15	642,000	9.00 years	45,000	$20.15
$23.40	25,000	9.64 years	—	—
$23.53	50,000	9.57 years	—	—
$24.15	8,250	9.22 years	—	—

401(k) Plan

     The Company has a defined contribution plan established pursuant to Section 401(k) of the Internal Revenue Code. Employees who have completed three months of service and have reached the age of 18 are eligible to participate. During the years ended December 31, 2003 and 2002, the Company’s employees participated the BankAtlantic Security Plus Plan and the Company’s contributions amounted to $495,000 and $344,000 respectively. During the year ended December 31, 2004, the Company’s employees participated in the Levitt Corporation Security Plus Plan and the Company’s contributions amounted to $857,000. These amounts are included in selling, general and administrative expense in the accompanying consolidated statements of income.

14. Certain Relationships and Related Party Transactions

     Alan B. Levan, Chairman of the Board of the Company, also serves as Chairman of the Board and Chief Executive Officer of BankAtlantic Bancorp, BankAtlantic and of BFC Financial Corporation (“BFC”), the parent company of both BankAtlantic Bancorp and the Company. Alan B. Levan is also Chairman of the Board of Bluegreen.

     John E. Abdo, Vice Chairman of the Board and President of the Company, also serves as Vice Chairman of the Boards of BankAtlantic Bancorp, BankAtlantic, BFC and Bluegreen.

     Glen R. Gilbert, Senior Executive Vice President and Secretary of the Company, also serves as Executive Vice President, Chief Financial Officer and Secretary of BFC.

     Since 2002, the Company has utilized certain services of Conrad & Scherer, a law firm in which William R. Scherer, a member of the Company’s Board of Directors, is a member. The Company paid fees aggregating $110,000, $79,000 and $364,000 to this firm during the years ended December 31, 2004, 2003 and 2002, respectively.

     Certain of the Company’s executive officers separately receive compensation from affiliates of the Company for services rendered to those affiliates. Members of the Company’s Board of Directors and executive officers also have banking relationships with BankAtlantic in the ordinary course of BankAtlantic’s business.

     At December 31, 2004 and 2003, $37.5 million and $14.7 million, respectively, of cash and cash equivalents were held on deposit by BankAtlantic. Interest on deposits held at BankAtlantic for each of the years ended December 31, 2004, 2003 and 2002 was approximately $230,000, $119,000 and $84,000, respectively. Additionally, at December 31, 2004 and 2003, $374,000 and $3.2 million, respectively, of restricted cash was held on deposit by BankAtlantic.

     BFC, BankAtlantic Bancorp and BankAtlantic each received fees in connection with providing certain general and administrative services to the Company. In connection with the spin-off, the Company entered into a transitional services agreement with BankAtlantic Bancorp under which BankAtlantic Bancorp (or one of its subsidiaries) provides the Company with certain human resources, risk management and investor and public relations services and receives compensation for such services on a percentage of cost basis. The amounts paid may not be representative of the amounts that would be paid in an arms-length transaction.

     The following table sets forth fees paid to related parties (in thousands).

	Year Ended December 31,
	2004	2003	2002
BFC	$311	213	170
BankAtlantic Bancorp	488	—	—
BankAtlantic	11	20	20

Total fees	$810	233	190

15. Commitments and Contingencies

     The Company is a party to various claims, legal actions and complaints arising in the ordinary course of business. Management believes it has meritorious defenses in these matters. However, in the opinion of management, the disposition of these matters, even if adverse, would not have a material adverse effect on the Company’s financial condition or results of operations. The Company is subject to the usual obligations associated with entering into contracts for the purchase, development and sale of real estate in the routine conduct of its business.

     The Company is obligated to fund homeowner association operating deficits incurred by its communities under development. This obligation ends upon turnover of the association to the residents of the community.

     The Company’s rent expense for the years ended December 31, 2004, 2003 and 2002 was $1.3 million, $875,000 and $435,000, respectively. At December 31, 2004, Levitt and Sons is committed under long-term leases expiring at various dates through December 2008. Bowden is committed under long-term leases for office and showroom space expiring at various dates through August 2010. Approximate minimum future rentals due are as follows (in thousands):

Year ended December 31,
2005	$964
2006	778
2007	705
2008	544
2009	184
Thereafter	50

$3,225

     The Company is subject to obligations associated with entering into contracts for the purchase, development and sale of real estate in the routine conduct of its business. At December 31, 2004, the Company had commitments to purchase properties for development of $208.3 million, of which approximately $107.6 million is subject to due diligence and satisfaction of certain requirements and conditions, as well as the obtaining of financing. The following table summarizes certain information relating to outstanding purchase contracts (unaudited):

	Purchase	Units/	Expected
	Price	Acres	Closing
Homebuilding Division	$204.8 million	6,388 units	2005-2006
Other Operations	$3.5 million	90 units	2005

     At December 31, 2004, cash deposits of approximately $5.2 million secured the Company’s commitments under these contracts.

     At December 31, 2004 the Company had outstanding surety bonds and letters of credit of approximately $53.9 million related primarily to its obligations to various governmental entities to construct improvements in the Company’s various communities. The Company estimates that approximately $23.9 million of work remains to complete these improvements. The Company does not believe that any outstanding bonds or letters of credit will likely be drawn upon.

16. Income Taxes

     The provision for income tax expense consists of the following (in thousands):

	Year Ended December 31,
	2004	2003	2002
Current tax provision
Federal	$27,998	10,619	3,380
State	4,704	1,772	208

	32,702	12,391	3,588

Deferred income tax provision (benefit)
Federal	2,829	3,455	3,025
State	366	554	(359)

	3,195	4,009	2,666

Total income tax provision	$35,897	16,400	6,254

     The Company’s provision for income taxes differs from the federal statutory tax rate of 35% due to the following (in thousands):

	Year Ended December 31,
	2004	2003	2002
Income tax provision at expected federal income tax rate of 35%	$32,659	15,127	9,018
Provision for state taxes, net of federal benefit	3,333	1,549	705
Change in valuation allowance for deferred tax asset	—	(418)	(2,639)
Change in state tax valuation allowance	—	—	(840)
Other, net	(95)	142	10

Provision for income taxes	$35,897	16,400	6,254

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets consist of the following (in thousands):

	As of Dember 31,
	2004	2003
Deferred tax assets:
Real estate held for sale capitalized for tax purposes in excess of amounts capitalized for financial statement purposes	$4,368	2,204
Accrued litigation reserve and other non-deductible expenses	1,757	972
Purchase accounting adjustments from real estate acquisitions	1,152	3,011
Income recognized for tax purposes and deferred for financial statement purposes	1,692	—

Total deferred tax assets	8,969	6,187
Deferred tax liabilities:
Investment in Bluegreen	9,282	5,533
Property and equipment	1,132	—
Other	400	—

Total deferred tax liabilities	10,814	5,533

Net deferred tax (liabilities) assets	(1,845)	654
Deferred income tax assets at beginning of period	(654)	(5,958)
Deferred income tax liabilities acquired	595	—
Deferred income taxes on Bluegreen’s unrealized gains, losses and issuance of common stock	(1,291)	361
Deferred income taxes on transfer of 1.2 million shares of Bluegreen common stock from BankAtlantic Bancorp	—	934

Provision for deferred income taxes	$(3,195)	(4,009)

17. Interest and Other Income and Other Expense

     Interest and other income and other expense are summarized as follows (in thousands):

	For the Year Ended
	December 31,
	2004	2003	2002
Title and mortgage operations expenses	$2,967	1,605	1,121
Hurricane expenses	4,400	—	—

Total other expense	$7,367	1,605	1,121

Interest on deposits held at BankAtlantic	$230	119	84
Interest from deposits held at other financial institutions	539	113	151
Other interest	569	631	1,024
Management and development fees	30	1,002	709
Rental income	1,405	1,016	—
Reversal of litigation reserve (see Note 19)	1,440	—	—
Forfeited deposits	47	207	257
Other income	359	74	453

Total interest and other income	$4,619	3,162	2,678

18. Estimated Fair Value of Financial Instruments

     Estimated fair values of financial instruments are determined using available market information and appropriate valuation methodologies. However, considerable judgments are involved in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of amounts the Company could realize in a current market exchange.

     The following methods and assumptions were used to estimate fair value:

•	Carrying amounts of cash and cash equivalents, accounts payable and accrued liabilities approximate fair value due to their short-term nature.

•	Carrying amounts of notes receivable approximate fair values.

•	Carrying amounts of notes and mortgage notes payable that provide for variable interest rates approximate fair value, as the terms of the credit facilities require periodic market adjustment of interest rates. The fair value of the Company’s fixed rate indebtedness, including development bonds payable, was estimated using discounted cash flow analyses, based on the Company’s current borrowing rates for similar types of borrowing arrangements.

	December 31, 2004		December 31, 2003
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$125,522	125,522	35,965	35,965
Notes receivable	4,484	4,484	5,163	5,163
Financial liabilities:
Notes and mortgage notes payable	$268,226	268,268	173,243	173,306
Development bonds payable	—	—	850	823

19. Litigation

     The appeal bond previously posted in the case styled Smith & Company, Inc. v. Levitt-Ansca Towne Park Partnership, Bellaggio by Levitt Homes, Inc. et al, originally filed in December 2000, was released in August 2004. The Company reduced its litigation reserve by $1.4 million reflecting the Company’s assessment of potential liability. The $1.4 million reduction was recorded as interest and other income in the accompanying statement of operations for the year ended December 31, 2004.

20. Segment Reporting

     Operating segments are defined as components of an enterprise about which separate financial information is available that is regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The information provided for segment reporting is based on internal reports utilized by management. The Company has three reportable business segments – Homebuilding, Land and Other Operations. The accounting policies of the segments are generally the same as those described in the summary of significant accounting policies. The elimination entries consist of the inter-segment sale of real estate and cost of sales of real estate between the Land and Homebuilding Divisions. The Company primarily evaluates segment performance based on net income after tax. The presentation and allocation of the assets, liabilities and results of operations may not reflect the actual economic costs of the segment as a stand-alone business. If a different basis of allocation were utilized, the relative contributions of the segment might differ but the relative trends in segments would, in management’s view, likely not be impacted. The tables below present segment information as of and for the years ended December 31, 2004, 2003 and 2002 (in thousands):

Year Ended			Other
December 31, 2004	Homebuilding	Land	Operations	Eliminations	Total
Revenues
Sales of real estate	$472,296	96,200	5,555	(24,399)	549,652
Title and mortgage operations	4,798	—	—	—	4,798

Total revenues	477,094	96,200	5,555	(24,399)	554,450

Costs and expenses
Cost of sales of real estate	371,097	42,838	6,255	(13,916)	406,274
Selling, general and administrative expenses	50,806	10,373	9,822	—	71,001
Interest expense, net	198	61	—	—	259
Other expenses	6,867	500	—	—	7,367
Minority interest	(50)	—	24	—	(26)

Total costs and expenses	428,918	53,772	16,101	(13,916)	484,875

	48,176	42,428	(10,546)	(10,483)	69,575
Earnings from Bluegreen Corporation	—	—	13,068	—	13,068
Earnings from joint ventures	3,518	—	2,532	—	6,050
Interest and other income	1,944	1,671	1,004	—	4,619

Income (loss) before income taxes	53,638	44,099	6,058	(10,483)	93,312
Provision (benefit) for income taxes	20,658	17,031	2,198	(3,990)	35,897

Net income (loss)	$32,980	27,068	3,860	(6,493)	57,415

Inventory of real estate	$295,951	122,056	13,939	(18,475)	413,471

Total assets	$345,690	194,825	156,427	(18,475)	678,467

Notes, mortgage notes, and bonds payable	$150,318	52,729	65,179	—	268,226

Year Ended			Other
December 31, 2003	Homebuilding	Land	Operations	Eliminations	Total
Revenues
Sales of real estate	$222,257	55,038	5,763	—	283,058
Title and mortgage operations	2,466	—	—	—	2,466

Total revenues	224,723	55,038	5,763	—	285,524

Costs and expenses
Cost of sales of real estate	173,072	31,362	6,021	(1,024)	209,431
Selling, general and administrative expenses	29,478	7,549	5,000	—	42,027
Interest expense, net	—	224	9	—	233
Other expenses	1,606	—	(1)	—	1,605
Minority interest	(113)	—	199	—	86

Total costs and expenses	204,043	39,135	11,228	(1,024)	253,382

	20,680	15,903	(5,465)	1,024	32,142
Earnings from Bluegreen Corporation	—	—	7,433	—	7,433
Earnings from joint ventures	480	—	3	—	483
Interest and other income	560	2,261	341	—	3,162

Income before income taxes	21,720	18,164	2,312	1,024	43,220
Provision for income taxes	7,964	7,149	891	396	16,400

Net income	$13,756	11,015	1,421	628	26,820

Inventory of real estate	$209,209	43,906	7,394	(5,517)	254,992

Total assets	$238,317	83,034	76,907	(4,753)	393,505

Notes, mortgage notes, and bonds payable	$102,464	15,174	56,455	—	174,093

Year Ended			Other
December 31, 2002	Homebuilding	Land	Operations	Eliminations	Total
Revenues
Sales of real estate	$162,359	53,919	—	(8,470)	207,808
Title and mortgage operations	1,595	—	—	—	1,595

Total revenues	163,954	53,919	—	(8,470)	209,403

Costs and expenses
Cost of sales of real estate	131,281	28,722	1,601	(1,929)	159,675
Selling, general and administrative expenses	21,100	5,867	3,582	—	30,549
Interest expense, net	—	451	(6)	(56)	389
Other expenses	1,121	—	—	—	1,121
Minority interest	—	—	—	—	—

Total costs and expenses	153,502	35,040	5,177	(1,985)	191,734

	10,452	18,879	(5,177)	(6,485)	17,669
Earnings from Bluegreen Corporation	—	—	4,570	—	4,570
Earnings (loss) from joint ventures	1,171	—	(322)	—	849
Interest and other income	1,053	1,413	268	(56)	2,678

Income (loss) before income taxes	12,676	20,292	(661)	(6,541)	25,766
Provision (benefit) for income taxes	3,364	5,414	(177)	(2,347)	6,254

Net income (loss)	$9,312	14,878	(484)	(4,194)	19,512

Inventory of real estate	$140,219	59,520	4,928	(6,541)	198,126

Total assets	$159,346	78,318	64,932	(7,135)	295,461

Notes, mortgage notes, and bonds payable	$85,893	18,133	43,419	—	147,445

21. Parent Company Financial Statements

     Condensed Statements of Financial Condition at December 31, 2004 and 2003 and Condensed Statements of Income and Condensed Statements of Cash Flows for each of the years in the three-year period ended December 31, 2004 are shown below:

Levitt Corporation (Parent Company Only)
Condensed Statements of Financial Condition
(In thousands except share data)

	December 31,
	2004	2003
Assets
Cash and cash equivalents	$41,741	1,891
Inventory of real estate	1,696	1,287
Investments in real estate joint ventures	239	(322)
Investment in Bluegreen Corporation	80,572	70,852
Investment in wholly-owned subsidiaries	228,985	110,677
Other assets	17,548	2,956

Total assets	$370,781	187,341

Liabilities and Shareholders’ Equity
Accounts payable and accrued liabilities	$6,887	1,186
Notes and mortgage notes payable	22,090	12,209
Notes and mortgage notes payable to affiliates	38,000	43,500
Deferred tax liability, net	9,015	4,994

Total liabilities	75,992	61,889

Shareholders’ equity:
Preferred stock, $0.01 par value Authorized: 5,000,000 shares Issued and outstanding: no shares	—	—
Common stock, Class A, $0.01 par value Authorized: 50,000,000 shares Issued and outstanding: 18,597,166 and 13,597,166 shares, respectively	186	136
Common stock, Class B, $0.01 par value Authorized: 10,000,000 shares Issued and outstanding: 1,219,031 and 1,219,031 shares, respectively	12	12
Additional paid-in capital	180,790	67,855
Retained earnings	113,643	57,020
Accumulated other comprehensive income	158	429

Total shareholders’ equity	294,789	125,452

Total liabilities and shareholders’ equity	$370,781	187,341

Levitt Corporation (Parent Company Only)
Condensed Statements of Income
(In thousands)

	Year Ended December 31,
	2004	2003	2002
Earnings from Bluegreen Corporation	$13,068	7,433	4,570
Other revenues	2,601	127	(90)
Costs and expenses	10,002	5,671	4,753

Income (loss) before income taxes	5,667	1,889	(273)
Provision (benefit) for income taxes	2,103	724	(71)

Net income (loss) before undistributed earnings from subsidiaries	3,564	1,165	(202)
Earnings from consolidated subsidiaries, net of income taxes	53,851	25,655	19,714

Net income	$57,415	26,820	19,512

Levitt Corporation (Parent Company Only)
Condensed Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2004	2003	2002
Operating activities:
Net income	$57,415	26,820	19,512
Adjustments to reconcile net income to net cash used in operating activities:
Increase in deferred income taxes	5,314	2,273	1,549
Equity from earnings in Bluegreen Corporation	(13,068)	(7,433)	(4,570)
Equity from earnings in consolidated subsidiaries	(53,851)	(25,655)	(19,714)
Equity from (earnings) loss in joint ventures	(2,329)	(4)	322
Write-off of debt offering costs	—	791	—
Changes in operating assets and liabilities:
Inventory of real estate	(409)	(238)	36
Other assets	(14,592)	203	(1,760)
Accounts payable and accrued expenses and other liabilities	5,701	(81)	1,066

Net cash used in operating activities	(15,819)	(3,324)	(3,559)

Investing activities:
Investment in real estate joint ventures	—	(260)	—
Distributions and advances from real estate joint ventures	1,768	1,463	1,321
Investment in consolidated subsidiaries	(75,142)	(733)	(2,845)
Dividends received from consolidated subsidiaries	10,685	5,793	2,277
Investment in Bluegreen Corporation	—	—	(53,779)

Net cash (used in) provided by investing activities	(62,689)	6,263	(53,026)

Financing activities:
Proceeds from notes and mortgage notes payable	18,423	1,309	—
Proceeds from notes and mortgage notes payable to affiliates	—	—	30,000
Repayment of notes and mortgage notes payable	(8,542)	(2,100)	(1,900)
Repayment of notes and mortgage notes payable to affiliates	(5,500)	—	—
Proceeds from issuance of common stock	122,500	—	—
Payments for debt offering costs	—	(791)	—
Payments for stock issuance costs	(7,731)	(150)	—
Contributed capital from BankAtlantic Bancorp, Inc.	—	—	18,618
Cash dividends paid	(792)	—	—

Net cash provided (used in) by financing activities	118,358	(1,732)	46,718

Increase (decrease) in cash and cash equivalents	39,850	1,207	(9,867)
Cash and cash equivalents at the beginning of period	1,891	684	10,551

Cash and cash equivalents at end of period	$41,741	1,891	684

22. Selected Quarterly Financial Data (unaudited)

     The following tables summarize the quarterly results of operations for the years ended December 31, 2004 and 2003. Due to rounding and changes in the number of shares outstanding, the sum of the quarterly earnings per share amounts may not equal the earnings per share reported for the year (in thousands, except per share data):

	Year Ended December 31, 2004
	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	2004
Revenues
Sales of real estate	$98,523	142,530	132,893	175,706	549,652
Other revenues	970	1,339	1,164	1,325	4,798

Total Revenues	99,493	143,869	134,057	177,031	554,450

Costs and Expenses
Cost of sales of real estate	69,665	107,676	98,513	130,420	406,274
Other costs and expenses	14,746	19,665	21,020	23,170	78,601

Total Costs and Expenses	84,411	127,341	119,533	153,590	484,875

	15,082	16,528	14,524	23,441	69,575
Earnings from Bluegreen Corporation	2,086	2,775	5,790	2,417	13,068
Other income	4,085	2,979	1,954	1,651	10,669

Income before income taxes	21,253	22,282	22,268	27,509	93,312
Provision for income taxes	8,198	8,595	8,608	10,496	35,897

Net income	$13,055	13,687	13,660	17,013	57,415

Basic earnings per share	$0.88	0.70	0.69	0.86	3.10
Fully diluted earnings per share	$0.87	0.68	0.66	0.85	3.04
Weighted average shares outstanding	14,816	19,596	19,816	19,816	18,518
Fully diluted shares outstanding	14,852	19,638	19,872	19,961	18,600

Dividends declared per common share	$—	—	0.02	0.02	0.04

	Year Ended December 31, 2003
	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	2003
Revenues
Sales of real estate	$52,964	67,039	64,930	98,125	283,058
Other revenues	404	577	607	878	2,466

Total Revenues	53,368	67,616	65,537	99,003	285,524

Costs and Expenses
Cost of sales of real estate	39,524	49,151	46,487	74,269	209,431
Other costs and expenses	8,674	10,894	10,567	13,816	43,951

Total Costs and Expenses	48,198	60,045	57,054	88,085	253,382

	5,170	7,571	8,483	10,918	32,142
Earnings from Bluegreen Corporation	(134)	1,940	3,350	2,277	7,433
Other income	333	852	647	1,813	3,645

Income before income taxes	5,369	10,363	12,480	15,008	43,220
Provision for income taxes	2,075	3,997	4,819	5,509	16,400

Net income	$3,294	6,366	7,661	9,499	26,820

Basic earnings per share	$0.22	0.43	0.52	0.64	1.81
Fully diluted earnings per share	$0.22	0.42	0.50	0.63	1.77
Weighted average shares outstanding	14,816	14,816	14,816	14,816	14,816
Fully diluted shares outstanding	14,816	14,816	14,816	14,816	14,816

Dividends declared per common share	$—	—	—	—	—

23. Equity Transactions

     As the Company’s sole shareholder, BankAtlantic Bancorp in December 2003 approved the adoption of the Company’s Amended and Restated Articles of Incorporation and Amended and Restated By-Laws. Upon the effectiveness of the Amended and Restated Articles of Incorporation, each share of the Company’s common stock outstanding on December 22, 2003 was exchanged for approximately 133,981.076 shares of Class A common stock and approximately 12,010.158 shares of Class B common stock. The resulting 13,599,079 shares of Class A common stock and 1,219,031 shares of Class B common stock were distributed by BankAtlantic Bancorp pro rata to its shareholders on December 31, 2003 to effectuate the spin-off of the Company from BankAtlantic Bancorp. No fractional shares were distributed in the spin-off and, accordingly, an aggregate of approximately 1,913 shares of Class A common stock were retired as part of the spin-off transaction for an aggregate price of approximately $39,000.

     In April 2004, the Company sold 5,000,000 shares of its Class A common stock in an underwritten public offering at $24.50 per share. Net proceeds from the sale totaled approximately $114.8 million, after underwriting discounts, commissions and offering expenses. Approximately $12.0 million of the net proceeds of the offering were used to repay indebtedness, $7.4 million were used to fund the Bowden acquisition, and $67.0 million were transferred to the Company’s operating subsidiaries.

24. Acquisition

     On April 28, 2004, the Company acquired Bowden for approximately $7.4 million in cash. The acquisition was accounted for under the purchase method of accounting. Under this method, the assets acquired and the liabilities assumed were recorded at their estimated fair value. The amount of the purchase price in excess of the estimated fair value of net assets acquired, recorded as goodwill, was approximately $1.3 million. The following table summarizes the fair value of the assets acquired and liabilities assumed in connection with the acquisition of Bowden (in thousands):

Cash, cash equivalents and restricted cash	$1,335
Inventory	21,927
Property and equipment	409
Other assets	2,820
Goodwill	1,307

Fair value of assets acquired	27,798

Accounts payable and accrued liabilities	2,747
Customer deposits	287
Notes payable	16,725
Deferred tax liability	595

Fair value of liabilities assumed	20,354

Purchase price	7,444
Cash acquired	(1,335)

Purchase of Bowden, net of cash acquired	$6,109

25. Subsequent Event

     The Company has formed a statutory business trust (“Trust”) for the purpose of issuing trust preferred securities and investing the proceeds thereof in junior subordinated debentures of the Company. On March 15, 2005, the Trust issued $22.5 million of trust preferred securities. The Trust used the proceeds from issuing trust preferred securities to purchase an identical amount of junior subordinated debentures from the Company. Interest on the junior subordinated debentures and distributions on the trust preferred securities will be payable quarterly in arrears at a fixed rate of 8.11% through March 30, 2010 and thereafter at a floating rate of 3.85% over 3-month London Interbank Offered Rate (“LIBOR”) until the scheduled maturity date of March 30, 2035. Distributions on the trust preferred securities will be cumulative and based upon the liquidation value of the trust preferred security. The trust preferred securities will be subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures at maturity or their earlier redemption. The junior subordinated debentures are redeemable five years from the issue date or sooner following certain specified events. In addition, the Company contributed $696,000 to the Trust in exchange for the Trust’s common securities, all of which are owned by the Company, and those proceeds were also used to purchase an identical amount of junior subordinated debentures from the Company. The terms of the Trust’s common securities are nearly identical to the trust preferred securities. The issuance of trust preferred securities was part of a larger pooled trust securities offering which was not registered under the Securities Act of 1933. Proceeds will be used for general corporate purposes, including repaying indebtedness to affiliates.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

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

Management’s Report on Internal Control over Financial Reporting

     Our management is responsible for establishing and maintaining effective internal control over financial reporting; as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered certified public accounting firm, as stated in their report which is included herein. See “Financial Statements and Supplementary Data.”

/s/ Alan B. Levan Alan B. Levan Chief Executive Officer March 15, 2005	/s/ George P. Scanlon George P. Scanlon Chief Financial Officer March 15, 2005

Changes in Internal Controls

     In addition, we reviewed our internal control over financial reporting, and there have been no significant changes in our internal control over financial reporting or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

PART III

     Items 10 through 14 are incorporated by reference to the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the year covered by this Form 10-K, or, alternatively, by amendment to this Form 10-K under cover of Form 10K/A not later than the end of such 120 day period.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents Filed as Part of this Report:

(1)	Financial Statements

The following consolidated financial statements of Levitt Corporation and its subsidiaries are included herein under Part II, Item 8 of this Report.

Report of Independent Registered Certified Public Accounting Firm dated March 16, 2005

Consolidated Statements of Financial Condition as of December 31, 2004 and 2003.

Consolidated Statements of Income for each of the years in the three year period ended December 31, 2004.

Consolidated Statements of Comprehensive Income for each of the years in the three year period ended December 31, 2004.

Consolidated Statements of Shareholders’ Equity for each of the years in the three year period ended December 31, 2004.

Consolidated Statements of Cash Flows for each of the years in the three year period ended December 31, 2004.

Notes to Consolidated Financial Statements for each of the years in the three year period ended December 31, 2004.

(2)	Financial Statement Schedules

All schedules are omitted as the required information is either not applicable or presented in the financial statements or related notes.

(3)	Exhibits

The following exhibits are either filed as a part of this Report or are incorporated herein by reference to documents previously filed as indicated below:

Exhibit Number	Description	Reference
3.1	Amended and Restated Articles of Incorporation	Exhibit 2.1 to the Registrant’s Registration Statement on Form 8-A, filed on December 12, 2003.
3.2	Amended and Restated By-laws	Exhibit 2.2 to the Registrant’s Registration Statement on Form 8-A, filed on December 12, 2003.
10.1	Promissory Note dated as of December 31, 2003 in the amount of $30 million payable to BankAtlantic Bancorp, Inc.	Filed with this report.
10.2	Promissory Note dated as of December 31, 2003 in the amount of $8 million payable to BankAtlantic Bancorp, Inc.	Filed with this report.
10.3	Levitt Corporation 2003 Stock Incentive Plan	Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K, filed on March 30, 2004.
10.4	Levitt Corporation 2004 Performance-Based Annual Incentive Plan	Appendix D to the Registrant’s 2004 Proxy Statement, filed with the SEC on April 20, 2004
12.1	Statement re: computation of ratios — Ratio of earnings to fixed charges	Filed with this Report.
14.1	Code of Business Conduct and Ethics	Filed with this Report.
21.1	Subsidiaries of the Registrant	Filed with this Report.
23.1	Consent of PricewaterhouseCoopers LLP	Filed with this Report.
23.2	Consent of Ernst & Young LLP	Filed with this Report.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed with this Report.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed with this Report.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this Report.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this Report.
99.1	Annual Report on Form 10-K of Bluegreen Corporation for the year ended December 31, 2004	Filed with the SEC by Bluegreen Corporation on March 16, 2005.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEVITT CORPORATION
March 15, 2005	By:	/s/Alan B. Levan
Alan B. Levan
Chairman of the Board of Directors, Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Alan B. Levan Alan B. Levan	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 15, 2005

/s/ John E. Abdo John E. Abdo	Vice-Chairman of the Board and President	March 15, 2005

/s/ George P. Scanlon George P. Scanlon	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2005

/s/ James Blosser James Blosser	Director	March 15, 2005

/s/ Darwin C. Dornbush Darwin C. Dornbush	Director	March 15, 2005

/s/ S. Lawrence Kahn, III S. Lawrence Kahn, III	Director	March 15, 2005

/s/ Alan Levy Alan Levy	Director	March 15, 2005

/s/ Joel Levy Joel Levy	Director	March 15, 2005

/s/ William R. Nicholson William R. Nicholson	Director	March 15, 2005

/s/ William F. Scherer William F. Scherer	Director	March 15, 2005

INDEX TO EXHIBITS

Exhibit	Description
10.1	Promissory Note dated as of December 31, 2003 in the amount of $30 million payable to BankAtlantic Bancorp, Inc.

10.2	Promissory Note dated as of December 31, 2003 in the amount of $8 million payable to BankAtlantic Bancorp, Inc.

12.1	Statement re: computation of ratios — Ratio of earnings to fixed charges

14.1	Code of Business Conduct and Ethics

21.1	Subsidiaries of the Registrant

23.1	Consent of PricewaterhouseCoopers LLP

23.2	Consent of Ernst & Young LLP

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002