Form 10-Q
period 2005-03-31
LEVITT CORP
filed 2005-05-10
CIK 1218320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2005

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

Yes   ☒   No    ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☒   No    ☐

Indicate the number of shares outstanding for each of the Registrant’s classes of common stock, as of May 6, 2005:

Class of Common Stock	Shares Outstanding
Class A common stock, $0.01 par value	18,597,166
Class B common stock, $0.01 par value	1,219,031

Levitt Corporation and Subsidiaries
Index to Unaudited Consolidated Financial Statements

		Page
PART I.	FINANCIAL INFORMATION	3

Item 1.	Financial Statements:	3

	Consolidated Statements of Financial Condition as of March 31, 2005 and December 31, 2004 – Unaudited	3

	Consolidated Statements of Income for the three months ended March 31, 2005 and 2004 — Unaudited	4

	Consolidated Statements of Comprehensive Income for the three months ended March 31, 2005 and 2004 — Unaudited	5

	Consolidated Statement of Shareholders’ Equity for the three months ended March 31, 2005 — Unaudited	6

	Consolidated Statements of Cash Flows for the three months ended March 31, 2005 and 2004 – Unaudited	7

	Notes to Unaudited Consolidated Financial Statements for the three months ended March 31, 2005 and 2004	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	30

Item 4.	Controls and Procedures	31

PART II.	OTHER INFORMATION	32

Item 6.	Exhibits	32

SIGNATURES		33
Junior Subordinated Indenture
Amended & Restated Trust Agreement
Revolving Loan Agreement
Unlimited Guaranty
Amended & Restated Trust Agreement
Junior Subordinated Indenture
Section 302 Chief Executive Officer Certification
Section 302 Chief Financial Officer Certification
Section 906 Chief Executive Officer Certification
Section 906 Chief Financial Officer Certification

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Levitt Corporation

Consolidated Statements of Financial Condition — Unaudited
(In thousands except share data)

	March 31,	December 31,
	2005	2004
Assets

Cash and cash equivalents	$134,784	125,522
Restricted cash	1,041	2,017
Notes receivable	4,284	4,484
Inventory of real estate	401,818	413,471
Investments in real estate joint ventures	475	608
Investment in unconsolidated trust	699	—
Investment in Bluegreen Corporation	82,761	80,572
Property and equipment, net	34,832	31,137
Other assets	22,849	20,656

Total assets	$683,543	678,467

Liabilities and Shareholders’ Equity
Accounts payable and accrued liabilities	$66,255	66,271
Customer deposits	41,524	43,022
Current income tax payable	18,822	4,314
Notes and mortgage notes payable	184,294	221,605
Notes and mortgage notes payable to affiliates	23,605	46,621
Junior subordinated debentures	23,196	—
Deferred tax liability, net	1,605	1,845

Total liabilities	359,301	383,678

Shareholders’ equity:
Preferred stock, $0.01 par value
Authorized: 5,000,000 shares
Issued and outstanding: no shares	—	—

Class A Common Stock, $0.01 par value
Authorized: 50,000,000 shares
Issued and outstanding: 18,597,166 shares	186	186

Class B Common Stock, $0.01 par value
Authorized: 10,000,000 shares
Issued and outstanding: 1,219,031 shares	12	12

Additional paid-in capital	180,734	180,790
Retained earnings	143,065	113,643
Accumulated other comprehensive income	245	158

Total shareholders’ equity	324,242	294,789

Total liabilities and shareholders’ equity	$683,543	678,467

See accompanying notes to unaudited consolidated financial statements.

Levitt Corporation

Consolidated Statements of Income — Unaudited
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2005	2004
Revenues:
Sales of real estate	$198,866	98,523
Title and mortgage operations	948	970

Total revenues	199,814	99,493

Costs and expenses:
Cost of sales of real estate	130,589	69,665
Selling, general and administrative expenses	23,146	14,047
Interest expense, net	—	58
Other expenses	1,316	616
Minority interest	—	25

Total costs and expenses	155,051	84,411

Earnings from Bluegreen Corporation	2,138	2,086
Earnings from real estate joint ventures	90	3,607
Interest and other income	1,322	478

Income before income taxes	48,313	21,253
Provision for income taxes	18,495	8,198

Net income	$29,818	13,055

Earnings per share:
Basic earnings per share	$1.50	0.88

Fully diluted earnings per share	$1.49	0.87

Weighted average common shares outstanding:
Basic average number of shares outstanding	19,816	14,816

Diluted average number of shares outstanding	19,965	14,852

Dividends declared per common share:
Class A common stock	$0.02	—
Class B common stock	$0.02	—

See accompanying notes to unaudited consolidated financial statements.

Levitt Corporation

Consolidated Statements of Comprehensive Income — Unaudited
(In thousands)

	Three Months
	Ended March 31,
	2005	2004
Net income	$29,818	13,055

Other comprehensive income:
Pro-rata share of unrealized gain (loss)
recognized by Bluegreen on retained
interests in notes receivable sold, net of tax	87	(92)

Comprehensive income	$29,905	12,963

See accompanying notes to unaudited consolidated financial statements.

Levitt Corporation

Consolidated Statement of Shareholders’ Equity — Unaudited
Three Months Ended March 31, 2005
(In thousands)

					Accumulated
					Compre-
	Class A	Class B	Additional		hensive
	Common	Common	Paid-In	Retained	Income
	Stock	Stock	Capital	Earnings	(Loss)	Total
Balance at December 31, 2004	$186	12	180,790	113,643	158	294,789
Net income				29,818		29,818
Pro-rata share of unrealized gain
recognized by Bluegreen on sale
of retained interests, net of tax					87	87
Issuance of Bluegreen common
stock, net of tax			(56)			(56)
Cash dividends paid				(396)		(396)

Balance at March 31, 2005	$186	12	180,734	143,065	245	324,242

See accompanying notes to unaudited consolidated financial statements.

Levitt Corporation

Consolidated Statements of Cash Flows — Unaudited
(In thousands)

	Three Months Ended
	March 31,
	2005	2004
Operating activities:
Net income	$29,818	13,055
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	362	252
Change in deferred income taxes	(260)	901
Earnings from Bluegreen Corporation	(2,138)	(2,086)
Earnings from unconsolidated trust	(3)	—
Earnings from real estate joint ventures	(90)	(3,607)
Write-off of debt offering costs	—	117
Changes in operating assets and liabilities:
Restricted cash	976	(216)
Inventory of real estate	11,653	(10,205)
Notes receivable	200	175
Other assets	(1,272)	(2,199)
Accounts payable, accrued expenses and other liabilities	12,994	16,980

Net cash provided by operating activities	52,240	13,167

Investing activities:
Investment in real estate joint ventures	—	(35)
Distributions from real estate joint ventures	223	1,473
Investment in unconsolidated trust	(696)	—
Additions to property and equipment	(4,052)	(3,415)

Net cash used in investing activities	(4,525)	(1,977)

Financing activities:
Proceeds from notes and mortgage notes payable	74,984	35,525
Proceeds from notes and mortgage notes payable to affiliates	5,148	10,167
Proceeds from junior subordinated debentures	23,196	—
Repayment of notes and mortgage notes payable	(112,295)	(35,638)
Repayment of notes and mortgage notes payable to affiliates	(28,164)	(11,155)
Payments for debt offering costs	(926)	(117)
Repayment of development bonds payable	—	(86)
Cash dividends paid	(396)	—

Net cash used in financing activities	(38,453)	(1,304)

Increase in cash and cash equivalents	9,262	9,886
Cash and cash equivalents at the beginning of period	125,522	35,965

Cash and cash equivalents at end of period	$134,784	45,851

Levitt Corporation
Consolidated Statements of Cash Flows — Unaudited
(In thousands)

	For the Three Months
	Ended March 31,
	2005	2004
Supplemental cash flow information

Interest paid on borrowings, net of amounts capitalized	$(247)	60
Income taxes paid	4,200	300

Supplemental disclosure of non-cash operating,
investing and financing activities:
Change in shareholders’ equity resulting from pro-rata
share of unrealized gain recognized by Bluegreen on sale
of retained interests, net of tax	87	(92)

Change in shareholders’ equity resulting from the
Issuance of Bluegreen common stock, net of tax	(56)	(177)

See accompanying notes to unaudited consolidated financial statements.

Levitt Corporation

Notes to Unaudited Consolidated Financial Statements

1. Presentation of Interim Financial Statements

     Levitt Corporation (including its subsidiaries, the “Company”) engages in real estate activities through its Homebuilding and Land Divisions and Other Operations. The Homebuilding Division operates through Levitt and Sons, LLC (“Levitt and Sons”) and Bowden Building Corporation (“Bowden”), developers of single family home, townhome and condominium communities. The Land Division consists of the operations of Core Communities, LLC, a land and master-planned community developer (“Core Communities”). Other Operations includes Levitt Commercial, LLC, a developer of industrial and residential properties (“Levitt Commercial”); investments in real estate and real estate joint ventures; and an equity investment in Bluegreen Corporation, a New York Stock Exchange-listed company engaged in the acquisition, development, marketing and sale of vacation ownership interests in primarily “drive-to” resorts, as well as residential homesites located around golf courses and other amenities (“Bluegreen”).

     The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-segment transactions have been eliminated in consolidation. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. Certain items in prior period financial statements have been reclassified to conform to the current presentation. These financial statements should be read in conjunction with the Company’s consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2004.

2. Stock Based Compensation

     The Company currently accounts for stock option grants under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No compensation expense is recognized because all stock options granted have exercise prices not less than the market value of the Company’s stock on the date of grant.

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure, to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended
	March 31,
	2005	2004
Pro forma net income
Net income, as reported	$29,818	13,055
Deduct: Total stock-based employee compensation
expense determined under fair value based
method for all awards, net of related income tax effect	(152)	(462)

Pro forma net income	$29,666	12,593

Basic earnings per share:
As reported	$1.50	0.88
Pro forma	$1.50	0.85

Diluted earnings per share:
As reported	$1.49	0.87
Pro forma	$1.48	0.84

     The fair values of options granted were estimated on the date of their grant using the Black-Scholes option pricing model based on the following assumptions:

Expected volatility	43.08% - 50.35%
Expected dividend yield	0.00% - 0.32%
Risk-free interest rate	4.13% - 4.40%
Expected life	7 - 10 years

3. Inventory of Real Estate

     Inventory of real estate is summarized as follows (in thousands):

	March 31,	December 31,
	2005	2004
Land and land development costs	$295,265	291,414
Construction costs	82,534	100,129
Capitalized interest	11,980	11,110
Other costs	12,039	10,818

	$401,818	413,471

4. Interest

     Interest incurred relating to land under development and construction is capitalized to real estate inventory during the active development period. Interest is capitalized as a component of inventory at the effective rates paid on borrowings during the pre-construction and planning stages and the periods that projects are under development. Capitalization of interest is discontinued if development ceases at a project. Capitalized interest is expensed as a component of cost of sales as related homes, land and units are sold. The following table is a summary of interest incurred and the amounts capitalized (in thousands):

	Three Months Ended
	March 31,
	2005	2004
Interest incurred to non-affiliates	$2,881	1,360
Interest incurred to affiliates	613	634
Interest capitalized	(3,494)	(1,936)

Interest expense, net	$—	58

Interest expensed in cost of sales	$2,624	1,800

5. Other Expenses and Interest and Other Income

     Other expenses and interest and other income are summarized as follows (in thousands):

	Three Months Ended
	March 31,
	2005	2004
Other expenses
Title and mortgage operations expenses	$639	616
Penalty on debt prepayment	677	—

Total other expenses	$1,316	616

Interest and other income
Interest income	$518	166
Other income	804	312

Total interest and other income	$1,322	478

6. Investment in Bluegreen Corporation

     The Company accounts for its investment in Bluegreen under the equity method. At March 31, 2005, the Company owned approximately 9.5 million shares, or approximately 31%, of Bluegreen’s outstanding common stock.

     Bluegreen’s unaudited condensed consolidated balance sheets and unaudited condensed consolidated statements of income are as follows (in thousands):

Unaudited Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2005	2004
Total assets	$671,266	634,809

Total liabilities	$392,052	363,933
Minority interest	6,782	6,009
Total shareholders’ equity	272,432	264,867

Total liabilities and shareholders’ equity	$671,266	634,809

Unaudited Condensed Consolidated Statements of Income

	Three Months Ended
	March 31,	March 31,
	2005	2004
Revenues and other income	$130,048	107,144
Cost and other expenses	118,776	98,672

Income before minority interest and
provision for income taxes	11,272	8,472
Minority interest	773	829

Income before provision for income taxes	10,499	7,643
Provision for income taxes	4,042	2,943

Net income	$6,457	4,700

7. Debt

     In March 2005, the Company formed a statutory business trust, Levitt Capital Trust I, (the “Trust”) for the purpose of issuing trust preferred securities and investing the proceeds thereof in junior subordinated debentures of the Company (the “Debentures”). On March 15, 2005, the Trust issued $22.5 million of trust preferred securities. The Trust used the proceeds from issuing the trust preferred securities to purchase an identical amount of Debentures from the Company. Interest on the Debentures and distributions on the trust preferred securities will be payable quarterly in arrears at a fixed rate of 8.11% through March 30, 2010 and thereafter at a floating rate of 3.85% over 3-month London Interbank Offered Rate (“LIBOR”) until the scheduled maturity date of March 30, 2035. Distributions on the trust preferred securities will be cumulative and based upon the liquidation value of the trust preferred security. The trust preferred securities will be subject to mandatory redemption, in whole or in part, upon repayment of the Debentures at maturity or their earlier redemption. The Debentures are redeemable five years from the issue date or sooner following certain specified events. In addition, the Company contributed $696,000 to the Trust in exchange for the Trust’s common securities, all of which are owned by the Company, and those proceeds were also used to purchase an identical amount of Debentures from the Company. The terms of the Trust’s common securities are nearly identical to the trust preferred securities. The issuance of trust preferred securities was part of a larger pooled trust securities offering which was not registered under the Securities Act of 1933. Proceeds were used to repay approximately $22.0 million of indebtedness to affiliates.

8. Commitments and Contingencies

     At March 31, 2005, the Company had approximately $211.7 million of commitments to purchase properties for development. Approximately $37.3 million of these commitments are subject to due diligence and satisfaction of certain requirements and conditions, including financing contingencies. The following table summarizes certain information relating to outstanding purchase and option contracts, including those contracts subject to the completion of due diligence.

	Purchase	Units/	Expected
	Price	Acres	Closing
Homebuilding Division	$174.4 million	5,339 Units	2005-2006
Land Division	33.8 million	3,300 Acres	2005-2006
Other Operations	3.5 million	90 Units	2005-2006

     At March 31, 2005, cash deposits of approximately $3.8 million secured the Company’s commitments under these contracts.

     At March 31, 2005 the Company had outstanding surety bonds and letters of credit of approximately $69.4 million related primarily to its obligations to various governmental entities to construct improvements in the Company’s various communities. The Company estimates that approximately $50.3 million of work remains to complete these improvements. The Company does not believe that any outstanding bonds or letters of credit will likely be drawn upon.

9. Segment Reporting

     Operating segments are components of an enterprise about which separate financial information is available that is regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has three reportable business segments: Homebuilding, Land and Other Operations. The Company evaluates segment performance primarily based on net income. The information provided for segment reporting is based on management’s internal reports. The accounting policies of the segments are generally the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Eliminations consist primarily of the elimination of sales and profits on real estate transactions between the Land and Homebuilding Divisions, which were recorded based upon terms that management believes would be attained in an arm’s-length transaction. The presentation and allocation of assets, liabilities and results of operations may not reflect the actual economic costs of the segments as stand-alone businesses. If a different basis of allocation were utilized, the relative contributions of the segments might differ, but management believes that the relative trends in segments would likely not be impacted.

     The Company’s Homebuilding segment consists of the operations of Levitt and Sons and Bowden while the Land segment consists of the operations of Core Communities. The Other Operations segment consists of the activities of Levitt Commercial, the Company’s parent company operations, earnings from investments in Bluegreen and other real estate investments and joint ventures.

     The following tables present unaudited segment information as of and for the three months ended March 31, 2005 and 2004 (in thousands).

Three Months Ended			Other
March 31, 2005	Homebuilding	Land	Operations	Eliminations	Total
Revenues
Sales of real estate	$117,987	66,551	14,709	(381)	198,866
Title and mortgage operations	948	—	—	—	948

Total revenues	118,935	66,551	14,709	(381)	199,814

Costs and expenses
Cost of sales of real estate	93,579	27,090	11,326	(1,406)	130,589
Selling, general and administrative expenses	14,608	4,446	4,092	—	23,146
Other expenses	639	677	—	—	1,316

Total costs and expenses	108,826	32,213	15,418	(1,406)	155,051

Earnings from Bluegreen Corporation	—	—	2,138	—	2,138
Earnings from joint ventures	104	—	(14)	—	90
Interest and other income	214	421	687	—	1,322

Income before income taxes	10,427	34,759	2,102	1,025	48,313
Provision for income taxes	3,901	13,436	763	395	18,495

Net income	$6,526	21,323	1,339	630	29,818

Inventory of real estate	$307,988	106,645	4,776	(17,591)	401,818

Total assets	$353,412	197,144	150,578	(17,591)	683,543

Total debt	$151,430	23,464	56,201	—	231,095

Three Months Ended			Other
March 31, 2004	Homebuilding	Land	Operations	Eliminations	Total
Revenues
Sales of real estate	$78,664	19,321	538	—	98,523
Title and mortgage operations	970	—	—	—	970

Total revenues	79,634	19,321	538	—	99,493

Costs and expenses
Cost of sales of real estate	61,475	7,968	727	505)	69,665
Selling, general and administrative expenses	9,292	2,588	2,167	—	14,047
Interest expense, net	—	58	—	—	58
Other expenses	617	—	(1)	—	616
Minority interest	—	—	25	—	25

Total costs and expenses	71,384	10,614	2,918	(505)	84,411

Earnings from Bluegreen Corporation	—	—	2,086	—	2,086
Loss from joint ventures	1,509	—	2,098	—	3,607
Interest and other income	43	405	30	—	478

Income before income taxes	9,802	9,112	1,834	505	21,253
Provision for income taxes	3,781	3,515	707	195	8,198

Net income	$6,021	5,597	1,127	310	13,055

Inventory of real estate	$221,189	43,594	8,638	(5,011)	268,410

Total assets	$246,338	89,149	88,253	(5,011)	418,729

Total debt	$100,248	15,022	57,636	—	172,906

10. Parent Company Financial Statements

     The parent company unaudited condensed statements of financial condition at March 31, 2005 and December 31, 2004, and unaudited condensed statements of income for the three months ended March 31, 2005 and 2004 are shown below (in thousands):

Condensed Statements of Financial Condition

	March 31,	December 31,
	2005	2004
Total assets	$383,621	370,781

Total liabilities	$59,379	75,992
Total shareholders’ equity	324,242	294,789

Total liabilities and shareholders’ equity	$383,621	370,781

Condensed Statements of Income

	Three Months
	Ended March 31,
	2005	2004
Earnings from Bluegreen Corporation	$2,138	2,086
(Loss) earnings from real estate joint ventures	(14)	2,099
Other revenues	177	12
Costs and expenses	3,389	2,157

(Loss) income before income taxes	(1,088)	2,040
(Benefit) provision for income taxes	(469)	787

Net (loss) income before undistributed earnings from
consolidated subsidiaries	(619)	1,253
Earnings from consolidated subsidiaries, net of income taxes	30,437	11,802

Net income	$29,818	13,055

     Cash dividends received from subsidiaries for the three months ended March 31, 2005 and 2004 were $4.7 million and $914,000, respectively. Some subsidiaries’ borrowings contain covenants that, among other things, may have the effect of limiting dividends that can be paid to Levitt Corporation.

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

     The following table presents the computation of basic and diluted earnings per common share (in thousands, except for per share data):

	Three Months Ended
	March 31,
	2005	2004
Numerator:
Basic earnings per common share:
Net income – basic	$29,818	13,055

Diluted earnings per common share:
Net income – basic	$29,818	13,055
Pro rata share of the net effect of Bluegreen dilutive securities	(39)	(130)

Net income – diluted	$29,779	12,925

Denominator:
Basic average shares outstanding	19,816	14,816
Net effect of stock options assumed to be exercised	149	36

Diluted average shares outstanding	19,965	14,852

Earnings per common share:
Basic	$1.50	0.88
Diluted	$1.49	0.87

12. Dividends

     On January 24, 2005, the Company’s Board of Directors declared a cash dividend of $0.02 per share on its Class A common stock and Class B common stock. The dividend was paid on February 15, 2005 to all shareholders of record on February 8, 2005.

     On April 25, 2005, the Company’s Board of Directors declared a cash dividend of $0.02 per share on its Class A common stock and Class B common stock. The dividend is payable on May 16, 2005 to all shareholders of record on May 9, 2005.

     The Company has not adopted a policy of regular dividend payments. The payment of dividends in the future is subject to approval by the Board of Directors and will depend upon, among other factors, the Company’s results of operations and financial condition.

13. New Accounting Pronouncements

     In December 2004, FASB issued Statement No. 152 (“Accounting for Real Estate Time-Sharing Transactions—an amendment of FASB Statements No. 66 and 67.) This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Bluegreen has indicated in its periodic reports filed with the SEC that this pronouncement is not expected to have a material effect on Bluegreen’s financial statements. Accordingly, management does not believe that this Statement will have a material effect on the Company’s consolidated financial statements.

     In December 2004, FASB issued Statement No. 123 (revision) (“Share-based payments”). This Statement is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. The Statement eliminated the accounting for share-based transactions under APB No. 25 and its related interpretations instead requiring that all share based payments be accounted for using a fair value method. For public companies the Statement will be effective in the first fiscal year that begins after June 15, 2005. Management expects to adopt the Statement on January 1, 2006.

14. Subsequent Events

     In April 2005, Core Communities entered into a $40.0 million line of credit with an unaffiliated financial institution to provide future funding for land acquisition and development activities. Borrowings under the line of credit bear interest at either (i) the prime rate less twenty-five basis points or (ii) LIBOR plus two hundred fifty basis points. Accrued interest is due and payable monthly in arrears, and all outstanding principal and accrued interest is due and payable in April 2007. Core Communities may, at its option, extend the line of credit for one additional year to April 2008.

     In May 2005, the Company formed a new statutory business trust, Levitt Capital Trust II (the “Trust”), for the purpose of issuing trust preferred securities and investing the proceeds thereof in junior subordinated debentures of the Company (the “May Debentures”). On May 4, 2005, the Trust issued $30.0 million of trust preferred securities and used the proceeds therefrom to purchase and identical amount of May Debentures from the Company. Interest on the May Debentures and distributions on the trust preferred securities will be payable quarterly in arrears at a fixed rate of 8.09% through June 30, 2010 and thereafter at a floating rate of 3.80% over 3-month LIBOR until the scheduled maturity date of June 30, 2035. Distributions on the trust preferred securities will be cumulative and based upon the liquidation value of the trust preferred security. The trust preferred securities will be subject to mandatory redemption, in whole or in part, upon repayment of the May Debentures at maturity or their earlier redemption. The May Debentures are redeemable five years from the issue date or sooner following certain specified events. In addition, the Company contributed $928,000 to the Trust in exchange for the Trust’s common securities, all of which are owned by the Company, and those proceeds were also used to purchase an identical amount of May Debentures from the Company. The terms of the Trust’s common securities are nearly identical to the trust preferred securities. The trust preferred securities were issued in a private transaction. The Company used the proceeds from this transaction to repay approximately $16.0 million of indebtedness to affiliates and intends to use the balance for general corporate purposes.

     Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The objective of the following discussion is to provide an understanding of the financial condition and results of operations of Levitt Corporation and its wholly owned subsidiaries (“Levitt”, or the “Company”) as of and for the three months ended March 31, 2005 and 2004. The Company may also be referred to as “we,” “us,” or “our.” We engage in homebuilding, land development and other real estate activities through Levitt and Sons, LLC (“Levitt and Sons”), Bowden Building Corporation (“Bowden”), Core Communities, LLC (“Core Communities”) and other operations, which include Levitt Commercial, LLC (“Levitt Commercial”), an investment in Bluegreen Corporation (“Bluegreen”) and investments in real estate projects through subsidiaries and joint ventures. Acquired in December 1999, Levitt and Sons is a developer of single-family home and townhome communities and condominium and rental apartment complexes. Acquired in April 2004, Bowden is a builder of single family homes based in Memphis, Tennessee. Core Communities is currently developing Tradition, its second master-planned community, which is located in St. Lucie County, Florida. Tradition is planned to ultimately include more than 8,000 total acres, including approximately five miles of frontage on Interstate 95. Levitt Commercial specializes in the development of industrial and residential properties. Bluegreen is a New York Stock Exchange-listed company engaged in the acquisition, development, marketing and sale of ownership interests in primarily “drive-to” vacation resorts, and the development and sale of golf communities and residential land.

     Except for historical information contained herein, the matters discussed in this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. Some of the forward-looking statements can be identified by the use of words such as “anticipate,” “believe,” “estimate,” “may,” “intend,” “expect,” “will,” “should,” “seeks” or other similar expressions. Forward-looking statements are based largely on management’s expectations and involve inherent risks and uncertainties including certain risks described in this report. When considering those forward-looking statements, you should keep in mind the risks, uncertainties and other cautionary statements made in this report. You should not place undue reliance on any forward-looking statement, which speaks only as of the date made. In addition to the risks identified below, you should refer to our periodic and current reports filed with the United States Securities and Exchange Commission (the “SEC”) for specific risks which could cause actual results to be significantly different from those expressed or implied by those forward-looking statements. Some factors which may affect the accuracy of the forward-looking statements apply generally to the real estate industry, while other factors apply directly to us. Any number of important factors which could cause actual results to differ materially from those in the forward-looking statements include: the impact of economic, competitive and other factors affecting the Company and its operations, including the impact of hurricanes and tropical storms in the areas in which we operate; the market for real estate generally and in the areas where the Company has developments, including the impact of market conditions on the Company’s margins; unanticipated delays in opening planned new communities; the availability and price of land suitable for development; shortages and increased costs of construction materials and labor; the effects of increases in interest rates; environmental factors, the impact of governmental regulations and requirements; the Company’s ability to timely deliver homes from backlog and successfully manage growth; and the Company’s success at managing the risks involved in the foregoing. Many of these factors are beyond our control. The Company cautions that the foregoing factors are not exclusive.

Executive Overview

     Management evaluates the performance and prospects of the Company and its subsidiaries using a variety of financial and non-financial measures. The key financial measures utilized to evaluate historical operating performance include revenues from sales of real estate, cost of sales of real estate, margin (which we measure as revenues from sales of real estate minus cost of sales of real estate), margin percentage (which we measure as margin divided by revenues from sales of real estate), income before taxes and net income. Non-financial measures used to evaluate historical performance include the number and value of new orders executed, the number of housing starts and the number of homes delivered. In evaluating the Company’s future prospects, management considers non-financial information such as the number of homes and acres in backlog (which we measure as homes or land subject to an executed sales contract) and the aggregate value of those contracts. Additionally, we monitor the number of properties remaining in inventory and under contract to be purchased relative to our sales and construction trends. The Company’s ratio of debt to shareholders’ equity and cash requirements are also considered when evaluating the Company’s future prospects, as are general economic factors and interest rate trends. Each of the above measures is discussed in the following sections as it relates to our operating results, financial position and liquidity. The list of measures above is not an exhaustive list, and management may from time to time utilize additional financial and non-financial information or may not use the measures listed above.

Impact of 2004 Hurricanes

     The majority of our business operations are located in the State of Florida, which is subject to hurricanes and other tropical weather systems. In the months of August and September 2004, three hurricanes made landfall in areas where we have significant homebuilding operations (Ft. Myers, Orlando, Sarasota and Port St. Lucie). These hurricanes caused property damage in several of our communities in Central Florida, and the Company has expended considerable resources on homes under construction and previously delivered homes repairing stucco, replacing insulation and dry wall as well as other materials damaged in the storms. The Company has also expended funds to mitigate other hurricane-related damage, including replacing landscaping, fences, repairing lake beds and replacing building materials. Our consolidated statement of income for the three months ended March 31, 2005 includes insurance proceeds of $1.2 million which were offset by hurricane related expenses.

Impact of Increasing Costs, Interest Rates and Local Government Regulation

     Our business operations are impacted by competition for labor – direct and subcontracted – raw materials, supply and delivery issues. Ongoing strength in homebuilding and other construction activities has resulted in higher prices of most building materials, including lumber, steel, concrete and asphalt. We compete with other real estate developers—regionally, nationally and globally—for raw materials and labor. In addition, local materials suppliers periodically limit the allocation of their product to their customers which slows our production process and forces us to obtain those materials from other suppliers, typically at higher prices. In particular, supplies of cement block remain tight in the Florida market and we are currently subject to allocations of deliveries in some of our Florida developments. Although these allocations have not materially disrupted our operations to date, continued allocations could adversely impact our future operations or restrict our ability to expand in certain markets. Without corresponding increases in the sales prices of our real estate inventories (both land and finished homes), increasing materials and labor costs associated with land development and home building will negatively affect our future results of operations.

Critical Accounting Policies and Estimates

     Critical accounting policies are those that are important to the understanding of our financial statements and also involve estimates and judgments about inherently uncertain matters. In preparing our financial statements, management makes estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates require the exercise of judgment, as future events cannot be determined with certainty. Accordingly, actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in subsequent periods relate to the valuation of (i) real estate, including the estimation of costs required to complete development of a property, (ii) investments in real estate joint ventures and unconsolidated subsidiaries (including Bluegreen), and (iii) the fair market value of assets and liabilities in the application of the purchase method of accounting. The accounting policies that we have identified as critical to the portrayal of our financial condition and results of operations are: (a) real estate inventories; (b) investments in real estate joint ventures and other equity investments; (c) revenue recognition; (d) capitalized interest; and (e) income taxes. For a more detailed discussion of these critical accounting policies see “Critical Accounting Policies” appearing in our Annual Report on Form 10-K for the year ended December 31, 2004.

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months
	Ended March 31,
	2005	2004	Change
(In thousands)
Revenues
Sales of real estate	$198,866	98,523	100,343
Title and mortgage operations	948	970	(22)

Total revenues	199,814	99,493	100,321

Costs and expenses
Cost of sales of real estate	130,589	69,665	60,924
Selling, general and administrative expenses	23,146	14,047	9,099
Interest expense, net	—	58	(58)
Other expenses	1,316	616	700
Minority interest	—	25	(25)

Total costs and expenses	155,051	84,411	70,640

Earnings from Bluegreen Corporation	2,138	2,086	52
Earnings from joint ventures	90	3,607	(3,517)
Interest and other income	1,322	478	844

Income before income taxes	48,313	21,253	27,060
Provision for income taxes	18,495	8,198	10,297

Net income	$29,818	13,055	16,763

For the Three Months Ended March 31, 2005 Compared to the Same 2004 Period:

     Consolidated net income increased $16.8 million, or 128%, for the three months ended March 31, 2005 as compared to the same period in 2004. The increase in net income primarily resulted from the bulk sale of five non-contiguous parcels of land adjacent to Tradition consisting of a total of 1,294 acres for $64.7 million. Also contributing to the increase in net income were increases in sales of real estate by our Homebuilding Division and Other Operations. These increases were offset, in part, by lower earnings from joint ventures, lower margins in homebuilding and higher selling, general and administrative expenses.

     Our revenues from sales of real estate increased 102% to $198.9 million for the quarter ended March 31, 2005 from $98.5 million for the same 2004 period. This increase was attributable primarily to the bulk land sale discussed above, as well as from an increase in home deliveries. In the quarter ended March 31, 2005, 501 homes were delivered compared to 341 homes delivered in the first quarter of 2004. Revenues also reflect increased sales of flex warehouse properties as Levitt Commercial closed out deliveries at two warehouse developments. Profits recognized by the Land Division from sales to the Homebuilding division are deferred until the Homebuilding Division delivers homes on those properties to third parties, at which time the deferred profit is applied against consolidated cost of sales. Previously deferred profits of $1.0 million related to land sales by our Land Division to our Homebuilding Division were recognized as income during the quarter ended March 31, 2005, compared to $505,000 for the same 2004 period.

     Selling, general and administrative expenses increased during the first quarter of 2005 compared to the same 2004 period primarily as a result of higher employee compensation and benefits including sales commissions and accrued bonus compensation. Bonus compensation, which is tied to our profitability, increased during the first quarter of 2005 commensurate with higher earnings during the period. The increase in compensation expense is also associated with increased headcount in our new development projects in Central and South Florida, the expansion of homebuilding activities into North Florida and Georgia, and the addition of Bowden (which was acquired in April 2004), as well as an increase in our home deliveries. The number of our full time employees increased to 551 at March 31, 2005 from 386 at March 31, 2004, offset in part by a decrease in the number of part time employees from 38 at March 31, 2004 to 26 at March 31, 2005. As a percentage of total revenues, selling, general and administrative expenses declined to 12% in the first quarter of 2005 from 14% in the first quarter of 2004.

     Interest incurred on notes and development bonds payable totaled $3.5 million for the 2005 period and $2.0 million for the 2004 period. Interest incurred was higher due to higher outstanding balances of notes and mortgage notes payable, as well as to an increase in the average interest rate on our variable-rate debt. Most of our variable-rate debt is indexed to the Prime Rate, which increased from 4.00% at March 31, 2004 to 5.75% at March 31, 2005. Interest capitalized was $3.5 million for the 2005 period and $1.9 million for the 2004 period. At the time of home closings and land sales, the capitalized interest allocated to such inventory is charged to cost of sales. Cost of sales of real estate for the three months ended March 31, 2005 and 2004 included previously capitalized interest of approximately $2.6 million and $1.8 million, respectively.

     The increase in other expenses was primarily attributable to a $677,000 penalty on debt prepayment incurred during the first quarter of 2005 at our Land Division. The penalty arose from the repayment of indebtedness under a line of credit using the proceeds of the bulk land sale described above.

     Bluegreen’s reported net income for the three months ended March 31, 2005 was $6.5 million, as compared to $4.7 million for the same period in 2004. Our interest in Bluegreen’s earnings, net of purchase accounting adjustments, was $2.1 million in each of those periods. Purchase accounting adjustments increased our interest in Bluegreen’s earnings by $110,000 for the first quarter of 2005, whereas purchase accounting and other adjustments increased our interest in Bluegreen’s earnings by $294,000 for the first quarter of 2004. For the three months ended March 31, 2005 and 2004, the 9.5 million shares of Bluegreen that we own represented approximately 31% and 37%, respectively, of the outstanding shares of Bluegreen. Our ownership percentage was diluted in the 2005 period as a result of Bluegreen’s issuance of common stock in 2004 in connection with the conversion by holders of $34.1 million of its 8.25% Convertible Subordinated Debentures and the exercise of stock options.

     The increase in interest and other income is primarily related to an increase in rental income and higher balances of interest-earning deposits at various financial institutions, including our affiliate, BankAtlantic. At March 31, 2005, we had cash and cash equivalents of $134.8 million, as compared with $45.9 million at March 31, 2004.

     Earnings from real estate joint ventures in the first quarter of 2004 included earnings generated by the sale of an apartment complex and deliveries of homes and condominium units developed by joint ventures. There were no earnings generated by these joint ventures in the first quarter of 2005, as they were winding down their operations.

HOMEBUILDING DIVISION RESULTS OF OPERATIONS

	Three Months
	Ended March 31,
	2005	2004	Change
(Dollars in thousands)
Revenues
Sales of real estate	$117,987	78,664	39,323
Title and mortgage operations	948	970	(22)

Total revenues	118,935	79,634	39,301

Costs and expenses
Cost of sales of real estate	93,579	61,475	32,104
Selling, general and administrative expenses	14,608	9,292	5,316
Other expenses	639	617	22

Total costs and expenses	108,826	71,384	37,442

Earnings from joint ventures	104	1,509	(1,405)
Interest and other income	214	43	171

Income before income taxes	10,427	9,802	625
Provision for income taxes	3,901	3,781	120

Net income	$6,526	6,021	505

Homes delivered (units)	501	341	160
Construction starts (units)	347	701	(354)
Average selling price of homes delivered	$236	231	5
Margin percentage on homes delivered	20.7%	21.9%	-1.2%
New orders (units)	605	474	131
New orders (value)	$165,281	130,124	35,157
Backlog of homes (units)	1,918	2,186	(268)
Backlog of homes (value)	$496,006	510,231	(14,225)

For the Three Months Ended March 31, 2005 Compared to the Same 2004 Period:

     The value of new orders increased to $165.3 million for the three months ended March 31, 2005, from $130.1 million in the three months ended March 31, 2004. This increase was primarily a result of the addition of Bowden, which was acquired in April 2004, and growth at Levitt and Sons, which had slightly lower unit orders but higher average selling prices. The average sales price of the homes in backlog at March 31, 2005 is approximately 11% higher than the average sales price of the homes in backlog at March 31, 2004. We are actively managing the release of new inventory and acceptance of new home orders in Florida to help assure high levels of customer satisfaction by meeting delivery schedules acceptable to our customers. This impacted Florida homebuilding operations in the first quarter of 2005 as new orders were slightly lower compared to the first quarter of 2004, but reflect an improvement over the previous two quarters as our inventory availability has improved. Construction starts in our Florida operations are also being actively managed to reduce build cycles to optimal levels. We will continue to moderate the release of new inventory in an attempt to maintain pricing flexibility and to protect against rising costs. We believe that our inventory of homes available for sale, new orders and construction starts should improve over time as we successfully implement our inventory management strategy.

     Revenues from home sales increased 50% to $118.0 million during the three months ended March 31, 2005, as compared to the same 2004 period. Approximately half of the increase related to the inclusion of home deliveries by Bowden. During the three months ended March 31, 2005, 501 homes were delivered as compared to 341 homes delivered during the three months ended March 31, 2004. The modest increase in the average selling price of our homes was due primarily to a change in our product mix resulting from the inclusion of Bowden in 2005. The average selling price of homes in our Florida operations in the first quarter of 2005 increased by $20,000 over the first quarter of 2004 to $251,000, while the average selling price of Bowden’s homes in the 2005 period was $184,000.

     Margin percentage (which we define as sales of real estate minus cost of sales of real estate, divided by sales of real estate) declined in the first quarter of 2005 compared with the first quarter of 2004. The decline was primarily attributable to a change in mix of community types and markets served by the homebuilding division. Margins in the active adult communities have historically been higher than those in primary communities, and margins in the Florida markets served by Levitt and Sons have historically been higher than those in the Tennessee market served by Bowden, which historically served only the primary market. We anticipate continued pressure on margins in 2005 due to rising costs in Florida and the greater proportion of home deliveries in primary communities as compared to 2004.

     Cost of sales increased 52% to $93.6 million during the three months ended March 31, 2005, as compared to the same 2004 period. The increase in cost of sales was primarily due to the increase in home deliveries, but was also impacted by increased construction costs. The costs of labor and building materials continue to rise. While we may be able to increase our selling prices in future sales to absorb these increased costs, the sales prices of homes in our backlog cannot be increased and the margins on the delivery of homes in backlog may be adversely affected by this trend. Included in cost of sales for the three months ended March 31, 2005 are approximately $21,000 of purchase accounting adjustments relating to the Bowden acquisition.

     Selling, general and administrative expenses increased 57% to $14.6 million during the three months ended March 31, 2005, as compared to the same 2004 period. The growth in selling, general and administrative expenses primarily resulted from higher compensation expense from increased headcount, higher sales commissions associated with more home deliveries and a higher average commission cost, and the addition of Bowden. As a percentage of total revenues, selling, general and administrative expense was approximately 12% in both the 2005 and 2004 periods. As we expand our homebuilding activities to the Jacksonville, Florida, Atlanta, Georgia and Nashville, Tennessee markets, we expect to continue to incur administrative start-up costs well in advance of revenue recognition, which will adversely affect our operating results. We are also in the process of realigning our homebuilding operations as a single operating division by incorporating Bowden’s operations into Levitt and Sons. We believe that this new structure, combined with additional investments in technological and human resources, will enable us to realize further operational synergies and strengthen our infrastructure for future growth.

     Interest incurred totaled $2.1 million and $1.2 million for the three months ended March 31, 2005 and 2004, respectively. The increase in the amount of interest incurred in the period related primarily to the assumption of debt related to the acquisition of Bowden and increases in interest rates indexed to the Prime Rate. Interest capitalized for the quarters ended March 31, 2005 and 2004 totaled $2.1 million and $1.2 million, respectively. Cost of sales of real estate for the three months ended March 31, 2005 and 2004 included previously capitalized interest of approximately $1.7 million and $1.4 million, respectively.

     Earnings from real estate joint ventures in the first quarter of 2004 included income from the delivery of 88 residential condominium units by a joint venture that developed a condominium complex in Boca Raton, Florida. There were no residential units delivered or remaining to be delivered from that joint venture property at March 31, 2005.

LAND DIVISION RESULTS OF OPERATIONS

	Three Months
	Ended March 31,
	2005	2004	Change
(Dollars in thousands)
Revenues
Sales of real estate	$66,551	19,321	47,230

Total revenues	66,551	19,321	47,230

Costs and expenses
Cost of sales of real estate	27,090	7,968	19,122
Selling, general and administrative expenses	4,446	2,588	1,858
Interest expense, net	—	58	(58)
Other expense	677	—	677

Total costs and expenses	32,213	10,614	21,599

Interest and other income	421	405	16

Income before income taxes	34,759	9,112	25,647
Provision for income taxes	13,436	3,515	9,921

Net income	$21,323	5,597	15,726

Acres sold	1,304	294	1,010
Margin percentage	59.3%	58.8%	0.5%
Unsold acres	7,045	4,822	2,223
Acres subject to firm sales contracts	543	1,268	(725)
Acres subject to firm sales contracts (value)	$59,624	97,482	(37,858)

     Land Division revenues have historically been generated primarily from two master-planned communities located in St. Lucie County, Florida – St. Lucie West and Tradition. Development activity in St. Lucie West is winding down, with 29 acres of inventory remaining at March 31, 2005, of which 24 acres were subject to firm sales contracts as of that date. With the acquisition of approximately 3,150 acres during the second quarter of 2004, the Tradition master-planned community now encompasses more than 8,200 total acres, including approximately 5,900 net saleable acres. Approximately 1,750 acres had been sold or were subject to firm sales contracts with various homebuilders as of March 31, 2005. Notwithstanding the current sustained interest and activity at

Tradition, a significant reduction of future demand in the residential real estate market could negatively impact our land development operations.

     We calculate margin as sales of real estate minus cost of sales of real estate, and margin percentage as the ratio of margin to sales of real estate. We have historically realized between 40% and 60% margin percentage on Land Division sales. Margins fluctuate based upon changing sales prices and costs attributable to the land sold. The sales price of land sold varies depending upon: the location; the parcel size; whether the parcel is sold as raw land, partially developed land or individually developed lots; the degree to which the land is entitled; and whether the ultimate use of land is residential or commercial. The cost of sales of real estate is dependent upon the original cost of the land acquired, the timing of the acquisition of the land, and the amount of development and carrying costs capitalized to the particular land parcel. Future margins will continue to vary in response to these and other market factors.

For the Three Months Ended March 31, 2005 Compared to the Same 2004 Period:

     Revenues increased 244% to $66.6 million during the three months ended March 31, 2005, as compared to $19.3 million during the same 2004 period. The margin percentage on land sales in both the 2005 and 2004 periods was approximately 59%. In January 2005, we consummated the bulk sale of five non-continuous parcels of land adjacent to Tradition consisting of a total of 1,294 acres for $64.7 million, or $50,000 per acre. These parcels, which were acquired in May 2004 for $20,000 per acre, were sold after we determined that their specific locations and the timeline for obtaining land use approvals were not compatible with the master strategic plan for Tradition. The funds generated by the sale were used to reduce indebtedness and to provide additional liquidity for the Land Division operations and investments.

     Selling, general and administrative expenses increased 72% to $4.4 million during the three months ended March 31, 2005 as compared to $2.6 million for the same 2004 period, primarily as a result of higher incentive compensation associated with the increase in profitability. As a percentage of total revenues, selling, general and administrative expenses declined to 7% in the first quarter of 2005 from 13% in the first quarter of 2004.

     Interest incurred for the three months ended March 31, 2005 and 2004 was $456,000 and $164,000, respectively. Interest capitalized for the quarters ended March 31, 2005 and 2004 totaled $456,000 and $106,000, respectively. Cost of sales of real estate for the three months ended March 31, 2005 included previously capitalized interest of approximately $65,000, as compared to $16,000 for the three months ended March 31, 2004.

     The increase in other expenses was attributable to a $677,000 penalty on debt prepayment incurred during the 2005 period arising from the repayment of indebtedness under a line of credit using the proceeds of the bulk land sale described above.

OTHER OPERATIONS RESULTS OF OPERATIONS

	Three Months
	Ended March 31,
	2005	2004	Change
(In thousands)
Revenues
Sales of real estate	$14,709	538	14,171
Total revenues	14,709	538	14,171

Costs and expenses
Cost of sales of real estate	11,326	727	10,599
Selling, general and administrative expenses	4,092	2,167	1,925
Other expenses	—	(1)	1
Minority interest	—	25	(25)

Total costs and expenses	15,418	2,918	12,500

Earnings from Bluegreen Corporation	2,138	2,086	52
(Loss) earnings from real estate joint ventures	(14)	2,098	(2,112)
Interest and other income	687	30	657

Income before income taxes	2,102	1,834	268
Provision for income taxes	763	707	56

Net income	$1,339	1,127	212

     Other Operations include all other Company operations, including Levitt Commercial, Levitt Corporation general and administrative expenses, earnings from our investment in Bluegreen and earnings from investments in various real estate projects and trusts. We currently own approximately 9.5 million shares of the common stock of Bluegreen, which represented approximately 31% of Bluegreen’s outstanding shares as of March 31, 2005. Under equity method accounting, we recognize our pro-rata share of Bluegreen’s net income or loss (net of purchase accounting adjustments) as pre-tax earnings. Bluegreen has not paid dividends to its shareholders; therefore, our earnings represent only our claim to the future distributions of Bluegreen’s earnings. Accordingly, we record a tax liability on our portion of Bluegreen’s net income. Should Bluegreen’s financial performance deteriorate, our earnings in Bluegreen would decrease concurrently and our results of operations would be adversely affected. Furthermore, a significant reduction in Bluegreen’s financial position could result in an impairment charge against our future results of operations.

For the Three Months Ended March 31, 2005 Compared to the Same 2004 Period:

     During the three months ended March 31, 2005, Levitt Commercial delivered the 44 remaining flex warehouse units at two of its development projects, generating revenues of $14.7 million. Levitt Commercial delivered one flex warehouse unit during the three months ended March 31, 2004. Deliveries of individual flex warehouse units by Levitt Commercial generally occur in rapid succession upon the completion of a warehouse building. Accordingly, revenues from Levitt Commercial’s development in any one quarter are not expected to be representative of the following quarters or the full year. Levitt Commercial has two flex warehouse projects currently in development that are expected to be completed at the end of 2005 or the first half of 2006, at which time additional revenues are expected to be generated.

     Cost of sales of real estate in Other Operations includes the expensing of interest previously capitalized in this business segment, which totaled $837,000 and $329,000 for the three months ended March 31, 2005 and 2004, respectively. Bluegreen’s reported net income for the three months ended

March 31, 2005 was $6.5 million as compared to $4.7 million for the same period of 2004. Our ownership interest in Bluegreen’s earnings during the three month periods ended March 31, 2005 and 2004 was approximately $2.1 million in each period, net of purchase accounting adjustments. Purchase accounting adjustments increased our interest in Bluegreen’s earnings by $110,000 for the first quarter of 2005, whereas purchase accounting and other adjustments increased our interest in Bluegreen’s earnings by $294,000 for the first quarter of 2004.

     Selling, general and administrative and other expenses increased to $4.1 million during the three months ended March 31, 2005 as compared to $2.2 million during the three months ended March 31, 2004. This increase was primarily associated with increases in employee compensation and benefits (including commissions on flex warehouse deliveries), fees paid by the Company for administrative and other services provided pursuant to an agreement with BankAtlantic Bancorp, and audit and other expenses related to complying with the requirements of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2004, which were incurred in connection with the 2004 audit in the first quarter of 2005.

     Our real estate joint ventures incurred losses of $14,000 in the first quarter of 2005 as compared to earnings of $2.1 million in the first quarter of 2004. The earnings in the first quarter of 2004 were primarily related to the gain recognized by a joint venture on the sale of a rental apartment property in Vero Beach, Florida. As of March 31, 2005, the joint ventures in which this operating segment participates had essentially completed their operations and were winding down.

     Interest incurred in Other Operations was approximately $891,000 and $637,000 for the three months ended March 31, 2005 and 2004, respectively. The increase in interest incurred was primarily associated with an increase in mortgage notes payable associated with Levitt Commercial’s development activities. Interest capitalized for this business segment totaled $891,000 and $637,000 for the three months ended March 31, 2005 and 2004, respectively. Those amounts include adjustments to reconcile the amount of interest eligible for capitalization on a consolidated basis with the amounts capitalized in the Company’s other business segments.

     The increase in interest and other income was primarily attributable to the income generated by the rental of an office building in Fort Lauderdale, Florida which was acquired in October 2004, as well as an increase in interest income related to higher balances of interest-bearing deposits.

FINANCIAL CONDITION

March 31, 2005 compared to December 31, 2004

     Our total assets at March 31, 2005 and December 31, 2004 were $683.5 million and $678.5 million, respectively. The increase in total assets primarily resulted from:

•	a net increase in cash and cash equivalents of $9.3 million, which resulted primarily from the bulk sale of 1,294 acres of land adjacent to Tradition million and $21.8 million of net proceeds from the issuance of the trust preferred securities described below, offset in part by cash used in operations and the reduction of the outstanding balances of certain indebtedness;

•	a net decrease in inventory of real estate of approximately $11.7 million resulting from the bulk land sale discussed above, as well as sales of homes and other land. These decreases were offset in part by land acquisitions by our Homebuilding Division and increases in land development and construction costs;

•	an increase of approximately $2.2 million in our investment in Bluegreen Corporation associated primarily with our equity in earnings and unrealized gains associated with Bluegreen’s other comprehensive income;

•	an increase of $3.7 million in property and equipment primarily related to the construction of an irrigation facility in Tradition; and

•	an increase of $2.2 million in other assets resulting primarily from a $1.2 million increase in insurance recovery receivables, which have subsequently been collected, as well as a $926,000 increase in deferred loan costs.

     Total liabilities at March 31, 2005 and December 31, 2004 were $359.3 million and $383.7 million, respectively.

     The decrease in total liabilities primarily resulted from:

•	a net decrease in notes and mortgage notes payable of $37.1 million, primarily related to the reduction of borrowings by our Land Division with the proceeds of the bulk land sale discussed above;

•	a decrease in notes payable to affiliates of $23.0 million, offset by the issuance of $23.2 of junior subordinated debentures as described below; and

•	an increase in the current tax liability of approximately $14.5 million relating primarily to the increase in our taxable income and the timing of quarterly estimated tax payments.

LIQUIDITY AND CAPITAL RESOURCES

     Management assesses the Company’s liquidity in terms of its ability to generate cash to fund its operating and investment activities. For the three months ended March 31, 2005, our primary sources of funds were the proceeds from the sale of real estate inventory, the issuance of trust preferred securities described below and borrowings from financial institutions. These funds were utilized primarily for the acquisition, development and construction of our real estate, to service and repay borrowings and to pay operating expenses.

     We formed a statutory business trust (the “Trust”) for the purpose of issuing trust preferred securities and investing the proceeds thereof in junior subordinated debentures of the Company (the “Debentures”). On March 15, 2005, the Trust issued $22.5 million of trust preferred securities. The Trust used the proceeds from issuing trust preferred securities to purchase an identical amount of Debentures from the Company. Interest on the Debentures and distributions on the trust preferred securities are payable quarterly in arrears at a fixed rate of 8.11% through March 30, 2010 and thereafter at a floating rate of 3.85% over 3-month London Interbank Offered Rate (“LIBOR”) until the scheduled maturity date of March 30, 2035. Distributions on the trust preferred securities will be cumulative and based upon the liquidation value of the trust preferred security. The trust preferred securities will be subject to mandatory redemption, in whole or in part, upon repayment of the Debentures at maturity or their earlier redemption. The Debentures are redeemable five years from the issue date or sooner following certain specified events. In addition, we contributed $696,000 to the Trust in exchange for the Trust’s common securities, all of which are owned by us, and those proceeds were also used to purchase an identical amount of Debentures from the Company. The terms of the Trust’s common securities are nearly identical to the trust preferred securities. The issuance of trust preferred securities was part of a larger pooled trust securities offering which was not registered under the Securities Act of 1933. We used the proceeds to repay approximately $22.0 million of indebtedness to affiliates.

     We formed a second statutory business trust (the “Second Trust”), which on May 4, 2005 issued $30.0 million of trust preferred securities in a private offering. The structure of this trust preferred securities transaction was substantially the same as the transaction described in the preceding paragraph. Interest on the junior subordinated debentures issued by the Company in connection with this transaction and distributions on the trust preferred securities will be payable quarterly in arrears at a fixed rate of 8.09% through June 30, 2010 and thereafter at a floating rate of 3.80% over 3-month LIBOR until the scheduled maturity date of June 30, 2035. We contributed $928,000 to the Second Trust in exchange for the Second Trust’s common securities, which amount was likewise used by the Second Trust to purchase an identical amount of junior subordinated debentures from the Company. We intend to use the proceeds for general corporate purposes, including to repay approximately $16.0 of indebtedness to affiliates. We also expect to create similar trusts and participate in other pooled trust preferred securities transactions in the future as a source of additional financing for the Company.

     In April 2005, Core Communities entered into a $40.0 million line of credit with an unaffiliated financial institution to provide future funding for land acquisition and development activities. Borrowings under the line of credit bear interest at either (i) the prime rate less twenty-five basis points or (ii) LIBOR plus two hundred fifty basis points. Accrued interest is due and payable monthly in arrears, and all outstanding principal and accrued interest is due and payable in April 2007. We may, at our option, extend the line of credit for one additional year to April 2008.

     In addition to the liquidity provided by the trust preferred securities, we expect to continue to fund our short-term liquidity requirements through net cash provided by operating and financing activities and our cash on hand. We expect to meet our long-term liquidity requirements for items such as acquisitions and debt service and repayment obligations primarily with net cash provided by operations and long-term secured and unsecured indebtedness. As of March 31, 2005 and December 31, 2004, we had cash and cash equivalents of $134.8 million and $125.5 million, respectively.

     At March 31, 2005, our consolidated debt was approximately $231.1 million. Our principal payment obligations with respect to our debt for the 12 months beginning March 31, 2005 are anticipated to total approximately $41.7 million. Some of our borrowing agreements contain provisions that, among other things, require us to maintain certain financial ratios and a minimum net worth. These requirements may limit the amount of debt that we can incur in the future and restrict the payment of dividends to us by our subsidiaries. At March 31, 2005, we were in compliance with all loan agreement financial requirements and covenants.

     On January 24, 2005 our Board of Directors declared a cash dividend of $0.02 per share on our Class A common stock and Class B common stock which was paid on February 15, 2005 to all shareholders of record on February 8, 2005. On April 25, 2005 the Board of Directors declared a cash dividend of $0.02 per share on our Class A and Class B common stock. The Board set the payment date for May 16, 2005, to all shareholders of record on May 9, 2005. The Board has not adopted a policy of regular dividend payments. The payment of dividends in the future is subject to approval by our Board of Directors and will depend upon, among other factors, our results of operation and financial condition.

Off Balance Sheet Arrangements and Contractual Obligations

     In connection with the development of certain of our communities, we establish community development districts to access bond financing for the funding of infrastructure development and other projects within the community. If we were not able to establish community development districts, we would need to fund community infrastructure development out of operating income or through other sources of financing or capital. The bonds issued are obligations of the community development district and are repaid through assessments on property within the district. To the extent that we own property within a district when assessments are levied, we will be obligated to pay such assessments when they are due. As of March 31, 2005, development districts in Tradition had $62.8 million of community development district bonds outstanding for which no assessments had been levied. As of March 31, 2005, we owned approximately 66% of the property in the districts.

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

     The following table summarizes our contractual obligations as of March 31, 2005 (in thousands):

		Payments due by period
		Less than	2 - 3	4 - 5	More than
Category	Total	1 year	Years	Years	5 years
Long-term debt obligations	$231,095	41,680	60,613	77,774	51,028
Operating lease obligations	3,419	711	1,208	1,484	16
Purchase obligations	174,360	166,844	7,516	—	—

Total Obligations	$408,874	209,235	69,337	79,258	51,044

     Long-term debt obligations consist of notes, mortgage notes and bonds payable. Operating lease obligations consist of rent commitments. Purchase obligations consist of contracts to acquire real estate properties for development and sale for which due diligence has been completed and our deposit is committed; however our liability for not completing the purchase of any such property is generally limited to the deposit we made under the relevant contract.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Market risk is defined as the risk of loss arising from adverse changes in market valuations that arise from interest rate risk, foreign currency exchange rate risk, commodity price risk and equity price risk. We have a risk of loss associated with our borrowings as we are subject to interest rate risk on our long-term debt. At March 31, 2005, we had $189.8 million in borrowings with adjustable rates tied to the prime rate and/or LIBOR rates and $41.3 million in borrowings with fixed or initially-fixed rates. Consequently, the impact on our variable rate debt from changes in interest rates may affect our earnings and cash flows but would generally not impact the fair value of such debt. With respect to fixed rate debt, changes in interest rates generally affect the fair market value of the debt but not our earnings or cash flow.

     Assuming the variable rate debt balance of $189.8 million outstanding at March 31, 2005 (which does not include the Debentures, which are initially fixed-rate obligations) were to remain constant, each one percentage point increase in interest rates would increase the interest incurred by us by approximately $1.9 million per year.

NEW ACCOUNTING PRONOUNCEMENTS

     In December 2004, FASB issued Statement No. 152 (“Accounting for Real Estate Time-Sharing Transactions—an amendment of FASB Statements No. 66 and 67.) This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Bluegreen has indicated in its periodic reports filed with the SEC that this pronouncement is not expected to have a material effect on Bluegreen’s financial statements. Accordingly, we do not believe that this Statement will have a material effect on the Company’s consolidated financial statements.

     In December 2004, FASB issued Statement No. 123 (revision) (“Share-based payments”.) This Statement is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. The Statement eliminated the accounting for share-based transactions under APB No. 25 and its related interpretations instead requiring all share based payment be accounted for using a fair value method. For public companies the Statement will be effective in the first fiscal year that begins after June 15, 2005. We expect to adopt the Statement on January 1, 2006.

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

Changes in Internal Control over Financial Reporting

     In addition, we reviewed our internal control over financial reporting, and there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 6. Exhibits

Index to Exhibits

Exhibit 10.1	Junior Subordinated Indenture between Levitt Corporation and JPMorgan Chase Bank, National Association dated as of March 15, 2005

Exhibit 10.2	Amended and Restated Trust Agreement among Levitt Corporation, JPMorgan Chase Bank, National Association, Chase Bank USA, National Association, and the Administrative Trustees named therein, dated as of March 15, 2005 establishing Levitt Capital Trust I

Exhibit 10.3	Revolving loan agreement, revolving promissory note and mortgage, assignment of rents and security agreement among Core Communities, LLC and subsidiaries and Wachovia Bank, National Association dated April 8, 2005

Exhibit 10.4	Unlimited guaranty among Core Communities, LLC and subsidiaries and Wachovia Bank, National Association dated April 8, 2005

Exhibit 10.5	Amended and Restated Trust Agreement among Levitt Corporation, Wilmington Trust Company and the Administrative Trustees named therein, dated as of May 4, 2005 establishing Levitt Capital Trust II

Exhibit 10.6	Junior Subordinated Indenture between Levitt Corporation and Wilmington Trust Company dated as of May 4, 2005

Exhibit 31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEVITT CORPORATION
Date: May 9, 2005	By:	/s/ Alan B. Levan
Alan B. Levan, Chief Executive Officer

Date: May 9, 2005	By:	/s/ George P. Scanlon
George P. Scanlon, Executive Vice President,
Chief Financial Officer