Form 10-Q
period 2005-06-30
LEVITT CORP
filed 2005-08-09
CIK 1218320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended June 30, 2005

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number
001-31931
Levitt Corporation
(Exact name of registrant as specified in its Charter)

Florida (State or other jurisdiction of incorporation or organization)	11-3675068 (I.R.S. Employer Identification No.)

2100 West Cypress Creek Road Ft. Lauderdale, Florida (Address of principal executive offices)	33309 (Zip Code)
(954) 940-4950
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☑ No ☐
Indicate the number of shares outstanding for each of the Registrant’s classes of common stock, as of August 1, 2005:

Class of Common Stock	Shares Outstanding

Class A common stock, $0.01 par value	18,597,166
Class B common stock, $0.01 par value	1,219,031

Levitt Corporation and Subsidiaries
Index to Unaudited Consolidated Financial Statements

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Consolidated Statements of Financial Condition as of June 30, 2005 and December 31, 2004 — Unaudited

Consolidated Statements of Income for the three and six months ended June 30, 2005 and 2004 — Unaudited

Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2005 and 2004 — Unaudited

Consolidated Statement of Shareholders’ Equity for the six months ended June 30, 2005 — Unaudited

Consolidated Statements of Cash Flows for the three and six months ended June 30, 2005 and 2004 — Unaudited

Notes to Unaudited Consolidated Financial Statements for the three and six months ended June 30, 2005 and 2004

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Item 4. Controls and Procedures

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 4. Submission of Matters to a Vote of Security Holders

Item 6. Exhibits

SIGNATURES
Employment Agreement - John Laguardia
Employment Agreement - Elliot Wiener
Section 302 Certification of CEO
Section 302 Certification of CFO
Section 906 Certification of CEO
Section 906 Certification of CFO
Power of Attorney

PART — I
Levitt Corporation
Consolidated Statements of Financial Condition — Unaudited
(In thousands except share data)

	June 30,	December 31,
	2005	2004
Assets

Cash and cash equivalents	$99,778	125,522
Restricted cash	982	2,017
Inventory of real estate	453,182	413,471
Investment in Bluegreen Corporation	87,658	80,572
Property and equipment, net	37,065	31,137
Other assets	37,540	25,748

Total assets	$716,205	678,467

Liabilities and Shareholders’ Equity

Accounts payable and accrued liabilities	$62,542	66,271
Customer deposits	45,838	43,022
Current income tax payable	6,560	4,314
Notes and mortgage notes payable	209,789	221,605
Notes and mortgage notes payable to affiliates	4,746	46,621
Junior subordinated debentures	54,124	—
Deferred tax liability, net	2,605	1,845

Total liabilities	386,204	383,678

Shareholders’ equity:
Preferred stock, $0.01 par value
Authorized: 5,000,000 shares
Issued and outstanding: no shares	—	—

Class A Common Stock, $0.01 par value
Authorized: 50,000,000 shares
Issued and outstanding: 18,597,166 shares	186	186

Class B Common Stock, $0.01 par value
Authorized: 10,000,000 shares
Issued and outstanding: 1,219,031 shares	12	12

Additional paid-in capital	180,772	180,790
Retained earnings	148,721	113,643
Accumulated other comprehensive income	310	158

Total shareholders’ equity	330,001	294,789

Total liabilities and shareholders’ equity	$716,205	678,467

See accompanying notes to unaudited consolidated financial statements.

Levitt Corporation
Consolidated Statements of Income — Unaudited
(In thousands, except per share data)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Revenues:
Sales of real estate	$107,094	142,530	305,960	241,053
Title and mortgage operations	947	1,339	1,895	2,309

Total revenues	108,041	143,869	307,855	243,362

Costs and expenses:
Cost of sales of real estate	84,547	107,676	215,136	177,341
Selling, general and administrative expenses	19,459	18,888	42,605	32,935
Other expenses	626	777	1,942	1,476

Total costs and expenses	104,632	127,341	259,683	211,752

Earnings from Bluegreen Corporation	4,729	2,775	6,867	4,861
Earnings from real estate joint ventures	42	2,130	132	5,737
Interest and other income	1,453	849	2,775	1,327

Income before income taxes	9,633	22,282	57,946	43,535

Provision for income taxes	3,581	8,595	22,076	16,793

Net income	$6,052	13,687	35,870	26,742

Earnings per common share:
Basic	$0.31	0.70	1.81	1.55
Diluted	$0.30	0.68	1.79	1.53

Weighted average common shares outstanding:
Basic	19,816	19,596	19,816	17,206
Diluted	19,949	19,638	19,957	17,245

Dividends declared per common share:
Class A common stock	$0.02	—	0.04	—
Class B common stock	$0.02	—	0.04	—
See accompanying notes to unaudited consolidated financial statements.

Levitt Corporation
Consolidated Statements of Comprehensive Income — Unaudited
(In thousands)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Net income	$6,052	13,687	35,870	26,742

Other comprehensive income:
Pro-rata share of unrealized gain recognized by Bluegreen Corporation on retained interests in notes receivable sold, net of tax	65	106	152	14

Comprehensive income	$6,117	13,793	36,022	26,756

See accompanying notes to unaudited consolidated financial statements.

Levitt Corporation
Consolidated Statement of Shareholders’ Equity — Unaudited
Six Months Ended June 30, 2005
(In thousands)

					Accumulated
	Class A	Class B	Additional		Compre-
	Common	Common	Paid-In	Retained	hensive
	Stock	Stock	Capital	Earnings	Income	Total
Balance at December 31, 2004	$186	12	180,790	113,643	158	294,789
Net income	—	—	—	35,870	—	35,870
Pro-rata share of unrealized gain recognized by Bluegreen on sale of retained interests, net of tax	—	—	—	—	152	152
Issuance of Bluegreen common stock, net of tax	—	—	(18)	—	—	(18)
Cash dividends paid				(792)	—	(792)

Balance at June 30, 2005	$186	12	180,772	148,721	310	330,001

See accompanying notes to unaudited consolidated financial statements.

Levitt Corporation
Consolidated Statements of Cash Flows — Unaudited
(In thousands)

	Six Months Ended
	June 30,
	2005	2004
Operating activities:
Net income	$35,870	26,742
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	841	308
Change in deferred income taxes	675	1,692
Earnings from Bluegreen Corporation	(6,867)	(4,861)
Earnings from unconsolidated trusts	(28)	—
Earnings from real estate joint ventures	(132)	(5,737)
Changes in operating assets and liabilities:
Restricted cash	1,035	(1,613)
Inventory of real estate	(39,711)	(103,390)
Other assets	(8,396)	1,167
Accounts payable, accrued expenses and other liabilities	1,333	19,660

Net cash used in operating activities	(15,380)	(66,032)

Investing activities:
Investment in real estate joint ventures	(25)	(35)
Distributions from real estate joint ventures	275	6,410
Partial sale of joint venture interest	—	305
Investment in unconsolidated trusts	(1,624)	—
Distributions from unconsolidated trusts	16	—
Purchase of Bowden Building Corporation, net of cash received	—	(6,109)
Additions to property and equipment	(6,760)	(4,062)

Net cash used in investing activities	(8,118)	(3,491)

Financing activities:
Proceeds from notes and mortgage notes payable	144,406	157,136
Proceeds from notes and mortgage notes payable to affiliates	8,994	18,771
Proceeds from junior subordinated debentures	54,124	—
Repayment of notes and mortgage notes payable	(156,222)	(110,306)
Repayment of notes and mortgage notes payable to affiliates	(50,869)	(27,450)
Repayment of development bonds payable	—	(391)
Payments for debt issuance costs	(1,887)	—
Proceeds from issuance of common stock	—	122,500
Payments for stock issuance costs	—	(7,731)
Cash dividends paid	(792)	—

Net cash (used in) provided by financing activities	(2,246)	152,529

(Decrease) increase in cash and cash equivalents	(25,744)	83,006
Cash and cash equivalents at the beginning of period	125,522	35,965

Cash and cash equivalents at end of period	$99,778	118,971

(Continued on next page)

Levitt Corporation
Consolidated Statements of Cash Flows — Unaudited
(In thousands)

	Six Months Ended
	June 30,
	2005	2004
Supplemental cash flow information
Interest paid on borrowings, net of amounts capitalized	$(520)	99
Income taxes paid	19,214	13,480

Supplemental disclosure of non-cash operating, investing and financing activities:

Increase in joint venture investment resulting from unrealized gain on non-monetary exchange	—	508

Fair value of assets acquired from acquisition of Bowden Building Corporation, net of cash acquired of $1,335	—	26,696

Fair value of liabilities assumed from acquisition of Bowden Building Corporation	—	20,587
See accompanying notes to unaudited consolidated financial statements.

Levitt Corporation
Notes to Unaudited Consolidated Financial Statements
1. Presentation of Interim Financial Statements
     Levitt Corporation (including its subsidiaries, the “Company”) engages in real estate activities through its Homebuilding and Land Divisions and Other Operations. The Homebuilding Division operates through Levitt and Sons, LLC (“Levitt and Sons”) and Bowden Building Corporation (“Bowden”), developers of single family home, townhome and condominium communities. The Land Division consists of the operations of Core Communities, LLC (“Core Communities”), a land and master-planned community developer. Other Operations includes Levitt Commercial, LLC (“Levitt Commercial”), a developer of industrial and residential properties; investments in real estate and real estate joint ventures; and an equity investment in Bluegreen Corporation (“Bluegreen”), a New York Stock Exchange-listed company engaged in the acquisition, development, marketing and sale of vacation ownership interests in primarily “drive-to” resorts, as well as residential homesites located around golf courses and other amenities.
     The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-segment transactions have been eliminated in consolidation. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. Certain items in prior period financial statements have been reclassified to conform to the current presentation. These financial statements should be read in conjunction with the Company’s consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2004.
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

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure, to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Pro forma net income
Net income, as reported	$6,052	13,687	35,870	26,742
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related income tax effect	(154)	(137)	(306)	(544)

Pro forma net income	$5,898	13,550	35,564	26,198

Basic earnings per share:
As reported	$0.31	0.70	1.81	1.55
Pro forma	$0.30	0.69	1.79	1.52

Diluted earnings per share:
As reported	$0.30	0.68	1.79	1.53
Pro forma	$0.29	0.68	1.78	1.50
     The fair values of options granted were estimated on the date of their grant using the Black-Scholes option pricing model based on the following assumptions:

Expected volatility	43.08% — 50.35%
Expected dividend yield	0.00% — 0.32%
Risk-free interest rate	4.13% — 4.40%
Expected life	7 — 10 years
3. Inventory of Real Estate
     Inventory of real estate is summarized as follows (in thousands):

	June 30,	December 31,
	2005	2004
Land and land development costs	$344,128	291,721
Construction costs	83,122	100,129
Capitalized interest	13,109	10,803
Other costs	12,823	10,818

	$453,182	413,471

4. Interest
     Interest incurred relating to land under development and construction is capitalized to real estate inventory during the active development period. Interest is capitalized as a component of inventory at the effective rates paid on borrowings during the pre-construction and planning stages and the periods that projects are under development. Capitalization of interest is discontinued if development ceases at a project. Capitalized interest is expensed as a component of cost of sales as related homes, land and units are sold. The following table summarizes interest incurred and amounts capitalized (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Interest incurred to non-affiliates	$3,892	1,821	6,775	3,181
Interest incurred to affiliates	207	561	820	1,195
Interest capitalized	(4,099)	(2,382)	(7,595)	(4,318)

Interest expense, net	$—	—	—	58

Interest expensed in cost of sales	$2,194	2,779	5,289	4,579

5. Investment in Bluegreen Corporation
     The Company accounts for its investment in Bluegreen under the equity method. At June 30, 2005, the Company owned approximately 9.5 million shares, or approximately 31%, of Bluegreen’s outstanding common stock.
     Bluegreen’s unaudited condensed consolidated balance sheets and unaudited condensed consolidated statements of income are as follows (in thousands):
Unaudited Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2005	2004
Total assets	$664,835	634,809

Total liabilities	$369,625	363,933
Minority interest	7,730	6,009
Total shareholders’ equity	287,480	264,867

Total liabilities and shareholders’ equity	$664,835	634,809

Unaudited Condensed Consolidated Statements of Income

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
Revenues and other income	$185,270	152,211	315,318	259,154
Cost and other expenses	161,030	135,908	279,806	234,379

Income before minority interest and provision for income taxes	24,240	16,303	35,512	24,775
Minority interest	948	1,503	1,721	2,332

Income before provision for income taxes	23,292	14,800	33,791	22,443
Provision for income taxes	8,967	5,698	13,010	8,641

Net income	$14,325	9,102	20,781	13,802

6. Debt
     The Company formed two statutory business trusts, Levitt Capital Trust I (“LCT I”) and Levitt Capital Trust II (“LCT II”) and each issued trust preferred securities and invested the proceeds thereof in junior subordinated debentures of the Company. Distributions on the trust preferred securities are cumulative and based upon the liquidation value of the trust preferred security. The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures at maturity or earlier redemption. The junior subordinated debentures are redeemable in whole or in part at the Company’s option at any time after five years from the issue date or sooner following certain specified events. The terms of the Trust’s common securities are nearly identical to the trust preferred securities. The issuances of the trust preferred securities were each part of larger pooled trust security offerings which were not registered under the Securities Act of 1933.
     On March 15, 2005, LCT I issued $22.5 million of trust preferred securities and used the proceeds to purchase an identical amount of junior subordinated debentures from the Company. Interest on these junior subordinated debentures and distributions on these trust preferred securities are payable quarterly in arrears at a fixed rate of 8.11% through March 30, 2010 and thereafter at a floating rate of 3.85% over 3-month London Interbank Offered Rate (“LIBOR”) until the scheduled maturity date of March 30, 2035. In addition, the Company contributed $696,000 to LCT I in exchange for all of its common securities, and those proceeds were also used to purchase an identical amount of junior subordinated debentures from the Company. On May 4, 2005, LCT II issued $30.0 million of trust preferred securities and used the proceeds to purchase an identical amount of junior subordinated debentures from the Company. Interest on these junior subordinated debentures and distributions on these trust preferred securities are payable quarterly in arrears at a fixed rate of 8.09% through June 30, 2010 and thereafter at a floating rate of 3.80% over 3-month LIBOR until the scheduled maturity date of June 30, 2035. In addition, the Company contributed $928,000 to LCT II in exchange for all of its common securities and those proceeds were also used to purchase an identical amount of junior subordinated debentures from the Company. The Company used the proceeds from these financings to repay approximately $38.0 million of indebtedness to affiliates and intends to use the balance for general corporate purposes.
     In April 2005, Core Communities entered into a $40.0 million line of credit with an unaffiliated financial institution to provide future funding for land acquisition and development activities. Borrowings under the line of credit bear interest at the borrower’s option of either (i) the prime rate less twenty-five basis points or (ii) LIBOR plus two hundred fifty basis points. Accrued interest is due and payable monthly in arrears, and all outstanding principal and accrued interest is due and payable in April 2007. Core Communities may, at its option, extend the line of credit for one additional year to April 2008. No amounts were outstanding on this line of credit as of June 30, 2005.
7. Commitments and Contingencies
     In the ordinary course of business, we enter into contracts to purchase homesites and land held for development. At June 30, 2005, the Company had approximately $275.9 million of commitments to purchase properties for development. Approximately $59.8 million of these commitments are subject to due diligence and satisfaction of certain requirements and conditions, including financing contingencies. At June 30, 2005, we had refundable and nonrefundable deposits aggregating $6.2 million, included in other assets in the accompanying consolidated statement of financial condition. Our liability for nonperformance under such contracts is generally limited to forfeiture of the related deposits.
     At June 30, 2005, our Land Division was party to two contracts to purchase approximately 5,200 acres of land in the City of Hardeeville, South Carolina for a combined purchase price of approximately $42.4 million. The land is for a proposed master-planned community in the City of Hardeeville. The due diligence periods under the contracts have expired, and non-refundable deposits have been delivered to the sellers of the land. The Company is negotiating financing for the transactions, and there is no assurance that the transactions will be consummated. The following table summarizes certain information relating to outstanding purchase and option contracts, including those contracts subject to the satisfactory completion of due diligence.

	Purchase	Units/	Expected
	Price	Acres	Closing
Homebuilding Division	$230.0 million	6,538 Units	2005-2007
Land Division	$42.4 million	5,200 Acres	2005
Other Operations	$3.5 million	90 Units	2006
     At June 30, 2005, the Company had outstanding surety bonds and letters of credit of approximately $83.9 million related primarily to its obligations to various governmental entities to construct improvements in the Company’s communities. The Company estimates that approximately $67.3 million of work remains to complete these improvements. The Company does not believe that any outstanding bonds or letters of credit will likely be drawn upon.
8. Earnings per Share
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

     The following table presents the computation of basic and diluted earnings per common share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Numerator:
Basic earnings per common share:
Net income — basic	$6,052	13,687	35,870	26,742

Diluted earnings per common share:
Net income — basic	$6,052	13,687	35,870	26,742
Pro rata share of the net effect of Bluegreen dilutive securities	(74)	(249)	(116)	(375)

Net income — diluted	$5,978	13,438	35,754	26,367

Denominator:
Basic average shares outstanding	19,816	19,596	19,816	17,206
Net effect of stock options assumed to be exercised	133	42	141	39

Diluted average shares outstanding	19,949	19,638	19,957	17,245

Earnings per common share:
Basic	$0.31	0.70	1.81	1.55
Diluted	$0.30	0.68	1.79	1.53
9. Dividends
     On April 25, 2005, the Company’s Board of Directors declared a cash dividend of $0.02 per share on its Class A common stock and Class B common stock. The dividend was paid on May 16, 2005 to all shareholders of record on May 9, 2005.
     On July 25, 2005, the Company’s Board of Directors declared a cash dividend of $0.02 per share on its Class A common stock and Class B common stock. The dividend is payable on August 18, 2005 to all shareholders of record on August 11, 2005.
     The Company has not adopted a policy of regular dividend payments. The payment of dividends in the future is subject to approval by the Board of Directors and will depend upon, among other factors, the Company’s results of operations and financial condition.

10. Other Expenses and Interest and Other Income
     Other expenses and interest and other income are summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Other expenses
Title and mortgage operations expenses	$626	778	1,265	1,394
Interest expense, net	—	—	—	58
Penalty on debt prepayment	—	—	677	—
Minority interest	—	(1)	—	24

Total other expenses	$626	777	1,942	1,476

Interest and other income
Interest income	$689	312	1,207	477
Other income	764	537	1,568	850

Total interest and other income	$1,453	849	2,775	1,327

11. Segment Reporting
     Operating segments are components of an enterprise about which separate financial information is available that is regularly reviewed by executive management in deciding how to allocate resources and in assessing performance. The Company has three reportable business segments: Homebuilding, Land and Other Operations. The information provided for segment reporting is based on management’s internal reports. The accounting policies of the segments are generally the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Eliminations consist primarily of the elimination of sales and profits on real estate transactions between the Land and Homebuilding Divisions, which were recorded based upon terms that management believes would be attained in an arm’s-length transaction. The presentation and allocation of assets, liabilities and results of operations may not reflect the actual economic costs of the segments as stand-alone businesses. If a different basis of allocation were utilized, the relative contributions of the segments might differ, but management believes that the relative trends in segments would likely not be impacted.
     The Company’s Homebuilding segment consists of the operations of Levitt and Sons and Bowden while the Land segment consists of the operations of Core Communities. The Other Operations segment consists of the activities of Levitt Commercial, the Company’s parent company operations, earnings from investments in Bluegreen and other real estate investments and joint ventures.

     The following tables present unaudited segment information as of and for the three and six months ended June 30, 2005 and 2004 (in thousands).

Three Months Ended			Other
June 30, 2005	Homebuilding	Land	Operations	Eliminations	Total

Revenues
Sales of real estate	$107,095	149	—	(150)	107,094
Title and mortgage operations	947	—	—	—	947

Total revenues	108,042	149	—	(150)	108,041

Costs and expenses
Cost of sales of real estate	84,273	182	624	(532)	84,547
Selling, general and administrative expenses	13,732	1,949	3,778	—	19,459
Other expenses	626	—	—	—	626

Total costs and expenses	98,631	2,131	4,402	(532)	104,632

Earnings from Bluegreen Corporation	—	—	4,729	—	4,729
Earnings from real estate joint ventures	—	—	42	—	42
Interest and other income	199	425	829	—	1,453

Income (loss) before income taxes	9,610	(1,557)	1,198	382	9,633
Provision (benefit) for income taxes	3,653	(624)	392	160	3,581

Net income (loss)	$5,957	(933)	806	222	6,052

Inventory of real estate	$349,880	114,038	6,473	(17,209)	453,182

Total assets	$382,890	188,792	161,732	(17,209)	716,205

Total debt	$171,893	25,668	71,098	—	268,659

Three Months Ended			Other
June 30, 2004	Homebuilding	Land	Operations	Eliminations	Total

Revenues
Sales of real estate	$125,005	37,577	3,591	(23,643)	142,530
Title and mortgage operations	1,339	—	—	—	1,339

Total revenues	126,344	37,577	3,591	(23,643)	143,869

Costs and expenses
Cost of sales of real estate	98,856	15,702	3,480	(10,362)	107,676
Selling, general and administrative expenses	13,845	2,690	2,353	—	18,888
Other expenses	777	—	—	—	777

Total costs and expenses	113,478	18,392	5,833	(10,362)	127,341

Earnings from Bluegreen Corporation	—	—	2,775	—	2,775
Earnings from real estate joint ventures	1,823	—	307	—	2,130
Interest and other income	72	612	165	—	849

Income before income taxes	14,761	19,797	1,005	(13,281)	22,282
Provision for income taxes	5,691	7,640	388	(5,124)	8,595

Net income	$9,070	12,157	617	(8,157)	13,687

Inventory of real estate	$279,776	113,128	8,314	(20,909)	380,309

Total assets	$333,237	180,202	122,004	(20,909)	614,534

Total debt	$135,576	48,717	44,285	—	228,578

Six Months Ended			Other
June 30, 2005	Homebuilding	Land	Operations	Eliminations	Total

Revenues
Sales of real estate	$225,082	66,700	14,709	(531)	305,960
Title and mortgage operations	1,895	—	—	—	1,895

Total revenues	226,977	66,700	14,709	(531)	307,855

Costs and expenses
Cost of sales of real estate	177,852	27,272	11,950	(1,938)	215,136
Selling, general and administrative expenses	28,340	6,395	7,870	—	42,605
Other expenses	1,265	677	—	—	1,942

Total costs and expenses	207,457	34,344	19,820	(1,938)	259,683

Earnings from Bluegreen Corporation	—	—	6,867	—	6,867
Earnings from real estate joint ventures	104	—	28	—	132
Interest and other income	413	846	1,516	—	2,775

Income before income taxes	20,037	33,202	3,300	1,407	57,946
Provision for income taxes	7,554	12,812	1,155	555	22,076

Net income	$12,483	20,390	2,145	852	35,870

Inventory of real estate	$349,880	114,038	6,473	(17,209)	453,182

Total assets	$382,890	188,792	161,732	(17,209)	716,205

Total debt	$171,893	25,668	71,098	—	268,659

Six Months Ended			Other
June 30, 2004	Homebuilding	Land	Operations	Eliminations	Total

Revenues
Sales of real estate	$203,669	56,898	4,129	(23,643)	241,053
Title and mortgage operations	2,309	—	—	—	2,309

Total revenues	205,978	56,898	4,129	(23,643)	243,362

Costs and expenses
Cost of sales of real estate	160,331	23,670	4,207	(10,867)	177,341
Selling, general and administrative expenses	23,137	5,278	4,520	—	32,935
Other expenses	1,394	58	24	—	1,476

Total costs and expenses	184,862	29,006	8,751	(10,867)	211,752

Earnings from Bluegreen Corporation	—	—	4,861	—	4,861
Earnings from joint ventures	3,332	—	2,405	—	5,737
Interest and other income	115	1,017	195	—	1,327

Income before income taxes	24,563	28,909	2,839	(12,776)	43,535
Provision for income taxes	9,472	11,155	1,095	(4,929)	16,793

Net income	$15,091	17,754	1,744	(7,847)	26,742

Inventory of real estate	$279,776	113,128	8,314	(20,909)	380,309

Total assets	$333,237	180,202	122,004	(20,909)	614,534

Total debt	$135,576	48,717	44,285	—	228,578

12. Parent Company Financial Statements
          The parent company unaudited condensed statements of financial condition at June 30, 2005 and December 31, 2004, and unaudited condensed statements of income for the three and six months ended June 30, 2005 and 2004 are shown below (in thousands):
Condensed Statements of Financial Condition

	June 30,	December 31,
	2005	2004
Total assets	$405,260	370,781

Total liabilities	$75,259	75,992
Total shareholders’ equity	330,001	294,789

Total liabilities and shareholders’ equity	$405,260	370,781

Condensed Statements of Income

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
Earnings from Bluegreen Corporation	$4,729	2,775	6,867	4,861
Earnings from real estate joint ventures	27	286	13	2,385
Other revenues	292	77	437	61

Costs and expenses	3,909	2,408	7,266	4,538

Income before income taxes	1,139	730	51	2,769
Provision (benefit) for income taxes	370	282	(98)	1,068

Net income before undistributed earnings from consolidated subsidiaries	769	448	149	1,701
Earnings from consolidated subsidiaries, net of income taxes	5,283	13,239	35,721	25,041

Net income	$6,052	13,687	35,870	26,742

          Cash dividends received from subsidiaries for the six months ended June 30, 2005 and 2004 were $8.8 million and $2.2 million, respectively. Some of the subsidiaries’ borrowings contain covenants that, among other things, may have the effect of limiting dividends that can be paid by the subsidiaries to Levitt Corporation.

13. New Accounting Pronouncements
          In December 2004, the FASB issued SFAS No. 152, Accounting for Real Estate Time-Sharing Transactions. This Statement amends SFAS No. 66, Accounting for Sales of Real Estate, and SFAS No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, in association with the issuance of the AICPA’s SOP 04-2, Accounting for Real Estate Time-Sharing Transactions. SOP 04-2 was issued to address the diversity in practice caused by a lack of guidance specific to real estate time-sharing transactions. The provisions of SFAS No. 152 and SOP 04-2 become effective for Bluegreen on January 1, 2006. Bluegreen has indicated in its periodic reports filed with the SEC that it has not completed its evaluation of the impact of these standards on its consolidated financial statements. Accordingly, management of the Company has not yet determined the impact of these standards on its consolidated financial statements.
          In December 2004, the FASB issued SFAS No. 123 (revision), Share-Based Payments. This Statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement eliminates the accounting for share-based transactions under APB Opinion No. 25 and its related interpretations and requires that all share based payments be accounted for using a fair value method. This Statement will be effective in the first fiscal year that begins after June 15, 2005. Management is currently reviewing the effect of SFAS No. 123 (R) on the Company’s consolidated finance statements and will adopt this standard effective January 1, 2006.
          In March 2005, the SEC released Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment. This Statement provides the SEC staff position regarding application of SFAS No. 123 (R) and contains interpretive guidance related to the interaction between SFAS No. 123 (R) and certain SEC rules and regulations, as well as provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB No. 107 also highlights the importance of disclosures made related to the accounting for share-based payment transactions. Management is currently reviewing the effect of SAB No. 107 on the Company’s consolidated financial statements.
14. Litigation
          On May 26, 2005 a suit was filed in the 9th Judicial Circuit in and for Orange County, Florida against the Company in Frank Albert, Dorothy Albert, et al. v. Levitt and Sons, LLC, a Florida limited liability company, Levitt Homes, LLC, a Florida limited liability company, Levitt Corporation, a Florida corporation, Levitt Construction Corp. East, a Florida corporation and Levitt and Sons, Inc., a Florida corporation. The suit purports to be a class action on behalf of 95 named plaintiffs residing in approximately 65 homes located in one of the Company’s communities in Central Florida. The complaint alleges: breach of contract, breach of implied covenant of good faith and fair dealing; failure to disclose latent defects; breach of express warranty; breach of implied warranty; violation of building code; deceptive and unfair trade practices; negligent construction; and negligent design. Plaintiffs seek certification as a class, or in the alternative to divide into sub-classes, unspecified damages alleged to range from $50,000 to $400,000 per house, costs and attorneys’ fees. Plaintiffs seek a trial by jury.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          The objective of the following discussion is to provide an understanding of the financial condition and results of operations of Levitt Corporation and its wholly owned subsidiaries (“Levitt”, or the “Company”) as of and for the three and six months ended June 30, 2005 and 2004. The Company may also be referred to as “we,” “us,” or “our.” We engage in homebuilding, land development and other real estate activities through Levitt and Sons, LLC (“Levitt and Sons”), Bowden Building Corporation (“Bowden”), Core Communities, LLC (“Core Communities”) and other operations, which include Levitt Commercial, LLC (“Levitt Commercial”), an investment in Bluegreen Corporation (“Bluegreen”) and investments in real estate projects through subsidiaries and joint ventures. Acquired in December 1999, Levitt and Sons is a developer of single-family home and townhome communities and condominiums. Acquired in April 2004, Bowden is a builder of single family homes based in Memphis, Tennessee. Core Communities is currently developing Tradition, its second master-planned community, which is located in St. Lucie County, Florida. Tradition is planned to ultimately include more than 8,000 total acres, including approximately five miles of frontage on Interstate 95. Levitt Commercial specializes in the development of industrial and residential properties. Bluegreen is a New York Stock Exchange-listed company engaged in the acquisition, development, marketing and sale of ownership interests in primarily “drive-to” vacation resorts, and the development and sale of golf communities and residential land.
          Except for historical information contained herein, the matters discussed in this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. Some of the forward-looking statements can be identified by the use of words such as “anticipate,” “believe,” “estimate,” “may,” “intend,” “expect,” “will,” “should,” “seeks” or other similar expressions. Forward-looking statements are based largely on management’s expectations and involve inherent risks and uncertainties including certain risks described in this report. When considering those forward-looking statements, you should keep in mind the risks, uncertainties and other cautionary statements made in this report. You should not place undue reliance on any forward-looking statement, which speaks only as of the date made. In addition to the risks identified below, you should refer to our periodic and current reports filed with the United States Securities and Exchange Commission (the “SEC”) for specific risks which could cause actual results to be significantly different from those expressed or implied by those forward-looking statements. Some factors which may affect the accuracy of the forward-looking statements apply generally to the real estate industry, while other factors apply directly to us. A number of important factors which could cause actual results to differ materially from those in the forward-looking statements include the impact of economic, competitive and other factors affecting the Company and its operations, including: the impact of hurricanes and tropical storms in the areas in which we operate; the market for real estate generally and in the areas where the Company has developments, including the impact of market conditions on the Company’s margins; delays in opening planned new communities; the availability and price of land suitable for development in our current markets and in markets where we intend to expand and our ability to successfully acquire land necessary to meet our growth objectives; the Company’s ability to consummate the proposed land transactions in South Carolina; the ability to obtain financing for planned acquisitions; the Company’s ability to successfully expand into new markets; shortages and increased costs of construction materials and labor; the effects of increases in interest rates; the impact of environmental factors, the impact of governmental regulations and requirements; the Company’s ability to timely deliver homes from backlog and successfully manage growth; the Company’s ability to negotiate and consummate acquisition financing upon favorable terms; and the Company’s success at managing the risks involved in the foregoing. Many of these factors are beyond our control. The Company cautions that the foregoing factors are not exhaustive.
Executive Overview
          Management evaluates the performance and prospects of the Company and its subsidiaries using a variety of financial and non-financial measures. The key financial measures utilized to evaluate historical operating performance include revenues from sales of real estate, cost of sales of real estate, margin (which we measure as revenues from sales of real estate minus cost of sales of real estate), margin percentage (which we measure as margin divided by revenues from sales of real estate), income before taxes and net income. Non-financial measures used to evaluate historical performance include the number and value of new orders executed, the number of housing starts, the average selling price of our homes and the number of homes delivered. In evaluating the Company’s future prospects, management considers non-financial information such as the number of homes and acres in backlog (which we measure as homes or land subject to executed sales contracts) and the aggregate value of those contracts. Additionally, we monitor the number of properties remaining in inventory and under contract to be purchased relative to our sales and construction trends. The Company’s ratio of debt to shareholders’ equity and cash requirements are also considered when evaluating the Company’s future prospects, as are general economic factors and interest rate trends. Some of the above measures are discussed in the following sections as they relate to our operating results, financial position and liquidity. The list of measures above is not an exhaustive list, and management may from time to time utilize additional financial and non-financial information or may not use the measures listed above.
Non-Financial Measures of Historical Performance and Future Prospects
          Due in large part to stronger than expected sales of new homes in prior periods, we have experienced production challenges in some of our homebuilding communities that have led to extended delivery cycles beyond our 12-month target. As a direct response to these challenges, we began intentionally slowing sales throughout our Florida communities beginning in the third quarter of 2004. Outside consultants have been engaged to review our production and operational practices and we anticipate the implementation and execution of these revised practices will be reflected in the Company’s results of operations starting in 2006. The Company’s current results of operations predictably reflect the Company’s decision to slow its previous high rate of growth. Inventories of homes available for sale, depleted by rapid sales in 2004, are being replenished with the opening of new communities. The value of our backlog has grown in the past two quarters because of higher average selling prices, but has declined from the same period a year ago due to the aforementioned changes in our sales strategy. The backlog is expected to grow in the future with the increase in sales associated with more homes available for sale. The average selling prices of our homes continue to show healthy increases and our overall margin percentages have resisted compression due primarily to the currently favorable conditions in the Florida markets where the majority of our operations are currently located.
Impact of Increasing Costs, Interest Rates and Local Government Regulation
          Our business operations are impacted by competition for labor — direct and subcontracted – raw materials, supply and delivery issues. Ongoing strength in homebuilding and other construction activities has resulted in higher prices of most building materials, including lumber, drywall, steel, concrete and asphalt. We compete with other real estate developers—regionally, nationally and globally—for raw materials and labor. In addition, local materials suppliers periodically limit the allocation of their product which slows our production process and forces us to obtain those materials from other suppliers, typically at higher prices. We occasionally are faced with spot shortages of certain materials, but those shortages have been less frequent during the first half of 2005. Although these allocations have not materially disrupted our operations to date, continued allocations could adversely impact our future operations or restrict our ability to expand in certain markets. Without corresponding increases in the sales prices of our real estate inventories (both land and finished homes), increasing materials and labor costs associated with land development and home building will negatively affect our future operating results.
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
CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2005	2004	Change	2005	2004	Change
(In thousands)	(Unaudited)			(Unaudited)
Revenues
Sales of real estate	$107,094	142,530	(35,436)	305,960	241,053	64,907
Title and mortgage operations	947	1,339	(392)	1,895	2,309	(414)

Total revenues	108,041	143,869	(35,828)	307,855	243,362	64,493

Costs and expenses
Cost of sales of real estate	84,547	107,676	(23,129)	215,136	177,341	37,795
Selling, general and administrative expenses	19,459	18,888	571	42,605	32,935	9,670
Other expenses	626	777	(151)	1,942	1,476	466

Total costs and expenses	104,632	127,341	(22,709)	259,683	211,752	47,931

Earnings from Bluegreen Corporation	4,729	2,775	1,954	6,867	4,861	2,006
Earnings from real estate joint ventures	42	2,130	(2,088)	132	5,737	(5,605)
Interest and other income	1,453	849	604	2,775	1,327	1,448

Income before income taxes	9,633	22,282	(12,649)	57,946	43,535	14,411
Provision for income taxes	3,581	8,595	(5,014)	22,076	16,793	5,283

Net income	$6,052	13,687	(7,635)	35,870	26,742	9,128

Three Months Ended June 30, 2005 Compared to the Same 2004 Period:
          Consolidated net income decreased 56% to $6.1 million during the three months ended June 30, 2005, from $13.7 million during the same 2004 period. The decrease in net income primarily resulted from a decrease in sales of real estate by our Homebuilding and Land Divisions. Also contributing to the decrease in net income were a modest increase in selling, general and administrative expenses and a decrease in earnings from joint ventures. These decreases in net income were partially offset by an increase in earnings from Bluegreen.
          Revenues from sales of real estate decreased 25% to $107.1 million during the three months ended June 30, 2005, from $142.5 million during the same 2004 period. The decrease was attributable primarily to a decrease in home deliveries by our Homebuilding Division and the absence of land sales by our Land Division. During the three months ended June 30, 2005, 448 homes were delivered, compared to 576 homes delivered in the same 2004 period. During the three months ended June 30, 2005, we had no sales of land to third parties, compared to 44 acres sold to third parties during the same 2004 period.
          Profits recognized by the Land Division from sales to the Homebuilding Division are deferred until the Homebuilding Division delivers homes on those properties to third parties, at which time the deferred profit is applied against consolidated cost of sales. During the three months ended June 30, 2004, the Land Division sold 448 acres to the Homebuilding Division for $23.4 million, of which the entire $14.4 million profit was deferred and remains deferred at June 30, 2005. Previously deferred profits of $382,000 related to other land sales by our Land Division to our Homebuilding Division were recognized as income during the three months ended June 30, 2005, compared to $1.1 million during the same 2004 period. At June 30, 2005, $164,000 remains as deferred profit related to these other land sales.
          Selling, general and administrative expenses increased 3% to $19.5 million during the three months ended June 30, 2005, from $18.9 million during the same 2004 period. The increase was attributable primarily to an increase in professional fees associated with our Company’s review of its production and operational practices and procedures. Additionally, we recorded increased employee compensation and benefits costs associated with new hires in our new development projects in Central and South Florida, the expansion of homebuilding activities into North Florida and Georgia, and the inclusion of Bowden’s personnel (which were only included during a portion of the 2004 period commencing May 2004). The number of our full time employees increased to 576 at June 30, 2005, from 445 at June 30, 2004. The number of our part time employees decreased to 25 at June 30, 2005, from 38 at June 30, 2004. As a percentage of total revenues, selling, general and administrative expenses increased to 18% during the three months ended June 30, 2005, from 13% during the same 2004 period primarily attributable to the decline in total revenues.
          Interest incurred and capitalized on notes and mortgage notes payable totaled $4.1 million during the three months ended June 30, 2005, compared to $2.4 million during the same 2004 period. Interest incurred increased as a result of an increase in the average interest rate on our variable-rate borrowings. Most of our variable-rate borrowings are indexed to the Prime Rate, which increased to 6.25% at June 30, 2005, from 4.0% at June 30, 2004. At the time of home closings and land sales, the capitalized interest allocated to such inventory is charged to cost of sales. Cost of sales of real estate during the three months ended June 30, 2005 and 2004 included previously capitalized interest of $2.2 million and $2.8 million, respectively.

          Bluegreen’s reported net income during the three months ended June 30, 2005 was $14.3 million, compared to $9.1 million during the same 2004 period. Our interest in Bluegreen’s earnings, net of purchase accounting adjustments, was $4.7 million and $2.8 million during each of those respective periods. Purchase accounting adjustments increased our interest in Bluegreen’s earnings by $236,000 during the three months ended June 30, 2005, whereas purchase accounting and other adjustments decreased our interest in Bluegreen’s earnings by $562,000 during the same 2004 period. At June 30, 2005 and 2004, the 9.5 million shares of Bluegreen that we own represented approximately 31% and 36%, respectively, of the outstanding shares of Bluegreen. Our ownership percentage was diluted in 2005 as a result of Bluegreen’s issuance of common stock in 2004 in connection with the conversion by holders of $34.1 million of its 8.25% Convertible Subordinated Debentures and the exercise of employee stock options.
          Interest and other income increased to $1.5 million during the three months ended June 30, 2005, from $849,000 during the same 2004 period. The increase is primarily attributable to an increase in rental income and higher balances of interest-earning deposits at various financial institutions, including our affiliate, BankAtlantic.
          Earnings from real estate joint ventures decreased to $42,000 during the three months ended June 30, 2005, from $2.1 million during the same 2004 period. The decrease was due to the decrease in deliveries of homes and condominium units developed by the joint ventures. During the three months ended June 30, 2005 there were no unit deliveries by the Company’s joint ventures as they were winding down operations.
Six Months Ended June 30, 2005 Compared to the Same 2004 Period:
          Consolidated net income increased 34% to $35.9 million during the six months ended June 30, 2005, from $26.7 million during the same 2004 period. The increase in net income primarily resulted from an increase in sales of real estate by our Land Division in the first quarter, from an increase of sales in our Other Operations, and from higher earnings from Bluegreen. These increases in net income were partially offset by an increase in selling, general and administrative expenses and a decrease in earnings from real estate joint ventures.
          Revenues from sales of real estate increased 27% to $306.0 million during the six months ended June 30, 2005, from $241.1 million during the same 2004 period. The increase is attributable primarily to the first quarter 2005 bulk sale of five non-contiguous parcels of land adjacent to Tradition consisting of a total of 1,294 acres for $64.7 million. Also contributing to the increase was an increase in home deliveries to 949 homes delivered during the six months ended June 30, 2005, from 917 homes delivered during the same 2004 period.
          Previously deferred profits of $1.4 million related to land sales by our Land Division to our Homebuilding Division were recognized as income during the six months ended June 30, 2005, compared to $1.7 million during the same 2004 period.
          Selling, general and administrative expenses increased 29% to $42.6 million during the six months ended June 30, 2005, from $32.9 million during the same 2004 period. The increase was attributable to higher employee compensation and benefits, including sales commissions and performance bonuses, and an increase in professional fees. Bonus compensation at certain of the Company’s operations is tied to profitability and bonus accruals were incurred primarily at the Land Division during the six months ended June 30, 2005 as a result of its performance. The increase in compensation expense is also associated with the expansion of homebuilding activities into North Florida and Georgia and increased headcount as referenced earlier. In addition, expenses incurred during the six months ended June 30, 2005 reflect the full inclusion of Bowden’s operations, which operations were included commencing in May 2004. As a percentage of total revenues, our selling, general and administrative expenses were relatively stable during the 2005 and 2004 periods at 14%.
          Interest incurred on notes and mortgage notes payable totaled $7.6 million during the six months ended June 30, 2005, compared to $4.4 million during the same 2004 period. Interest incurred increased due to an increase in the average interest rate on our variable-rate borrowings as discussed earlier. Interest capitalized was $7.6 million during the six months ended June 30, 2005 and $4.3 million during the same 2004 period. Cost of sales of real estate during the six months ended June 30, 2005 and 2004 included previously capitalized interest of $5.3 million and $4.6 million, respectively.
          Bluegreen’s reported net income during the six months ended June 30, 2005 was $20.8 million, compared to $13.8 million during the same 2004 period. Our interest in Bluegreen’s earnings, net of purchase accounting adjustments, was $6.9 million and $4.9 during each of those respective periods. Purchase accounting adjustments increased our interest in Bluegreen’s earnings by $346,000 during the six months ended June 30, 2005, whereas purchase accounting and other adjustments decreased our interest in Bluegreen’s earnings by $500,000 during the same 2004 period.
          Interest and other income increased to $2.8 million during the six months ended June 30, 2005, from $1.3 million during the same 2004 period primarily due to an increase in rental income and higher balances of interest-earning deposits at various financial institutions.
          Earnings from real estate joint ventures decreased to $132,000 during the six months ended June 30, 2005, from $5.7 million during the same 2004 period. The decrease was due to the decrease in deliveries of homes and condominium units developed by joint ventures. During the six months ended June 30, 2004, earnings from real estate joint ventures included the sale of an apartment complex and deliveries of homes and condominium units. During the six months ended June 30, 2005, there were no unit deliveries by the Company’s joint ventures as they were winding down operations.

HOMEBUILDING DIVISION RESULTS OF OPERATIONS

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2005	2004	Change	2005	2004	Change
(In thousands, except unit information)	(Unaudited)			(Unaudited)
Revenues
Sales of real estate	$107,095	125,005	(17,910)	225,082	203,669	21,413
Title and mortgage operations	947	1,339	(392)	1,895	2,309	(414)

Total revenues	108,042	126,344	(18,302)	226,977	205,978	20,999

Costs and expenses
Cost of sales of real estate	84,273	98,856	(14,583)	177,852	160,331	17,521
Selling, general and administrative expenses	13,732	13,845	(113)	28,340	23,137	5,203
Other expenses	626	777	(151)	1,265	1,394	(129)

Total costs and expenses	98,631	113,478	(14,847)	207,457	184,862	22,595

Earnings from real estate joint ventures	—	1,823	(1,823)	104	3,332	(3,228)
Interest and other income	199	72	127	413	115	298

Income before income taxes	9,610	14,761	(5,151)	20,037	24,563	(4,526)
Provision for income taxes	3,653	5,691	(2,038)	7,554	9,472	(1,918)

Net income	$5,957	9,070	(3,113)	12,483	15,091	(2,608)

Homes delivered (units)	448	576	(128)	949	917	32
Construction starts (units)	478	783	(305)	825	1,484	(659)
Average selling price of homes delivered	$239	217	22	237	222	15
Margin percentage on homes delivered	21.3%	20.9%	0.4%	21.0%	21.3%	(0.3%)
New sales contracts (units)	429	534	(105)	1,034	1,008	26
New sales contracts (value)	$133,874	134,036	(162)	299,155	264,160	34,995
Backlog of homes (units)	1,899	2,352	(453)	1,899	2,352	(453)
Backlog of homes (value)	$522,785	553,518	(30,733)	522,785	553,518	(30,733)
Three Months Ended June 30, 2005 Compared to the Same 2004 Period:
     The value of new orders during the three months ended June 30, 2005 and the same 2004 period was stable at $133.8 million and $134.0 million, respectively. The average sales price of new home orders increased 24% during the three months ended June 30, 2005 to $312,000, from $251,000 during the same 2004 period. During the three months ended June 30, 2005, new unit orders decreased to 429 units, from 534 units during the same 2004 period. The decrease in new unit orders was the result of our decision to slow the pace of sales in an effort to better manage the sales-to-delivery process as well as the existing life cycle of our existing and future communities. We will continue to manage the release of new inventory in an attempt to mitigate vulnerability to rising costs and improve build cycles. Construction starts declined primarily due to the timing of sales and scheduled construction cycles. We believe that our inventory of homes available for sale, new orders and construction starts should improve over time as we implement our inventory management and production strategies. The average sales price of the homes in backlog at June 30, 2005 increased 17% to 275,000, from $235,000 at June 30, 2004.
     Revenues from home sales decreased 14% to $107.1 million during the three months ended June 30, 2005, from $125.0 million during the same 2004 period. The decrease is a result of a decline in home deliveries to 448 units delivered at an average sales price of $239,000 during the three months ended June 30, 2005, from 576 units delivered at an average sales price of $217,000 during the same 2004 period. The decrease in home deliveries during the three months ended June 30, 2005 was attributable to a decrease in home deliveries by our Florida operations to 347 units delivered, from 493 units delivered during the 2004 period. During the three months ended June 30, 2005 home deliveries by Bowden in Tennessee increased to 101 units delivered, from 83 units delivered during the same 2004 period. Our sales in Tennessee commenced in May 2004 with the acquisition of Bowden and accordingly, our results for the three months ended June 30, 2004 only include two months of operations.
     Cost of sales decreased $14.6 million to $84.3 million during the three months ended June 30, 2005, from $98.9 million during the same 2004 period, due primarily to the decrease in home deliveries, but improved moderately as a percentage of revenue. Cost of sales was also affected by increased construction costs, as the costs of labor and building materials continue to rise. While we may be able to increase our selling prices in future sales to absorb these increased costs, the sales prices of homes in our backlog cannot be increased and the margins on the delivery of homes in backlog may be adversely affected by this trend.
     Margin percentage increased during the three months ended June 30, 2005 to 21.3%, from 20.9% during the same 2004 period. The increase was primarily attributable to a change in mix of community types and markets served by our Homebuilding Division. We anticipate a greater proportion of deliveries in our primary and Tennessee communities in 2005 which, in combination with upward cost pressures, will likely maintain pressure on our margins in 2005.
     Selling, general and administrative expenses decreased 1% to $13.7 million during the three months ended June 30, 2005, from $13.8 million during the same 2004 period. The decrease in selling, general and administrative expenses was primarily due to lower selling expenses associated with the decrease in home deliveries during the three months ended June 30, 2005, partially offset by higher employee expenses as described earlier. As we continue to expand our Homebuilding Division operations in the Jacksonville, Florida, Atlanta, Georgia and Nashville, Tennessee markets, we expect to continue to incur administrative start-up costs. We will not recover these costs until we generate revenues, and accordingly, the incurrence of these costs in advance of revenues may adversely affect our operating results. We are also in the process of realigning our Homebuilding Division into a single operating division by integrating Bowden’s operations into Levitt and Sons. We believe the consolidation of our Homebuilding Division, combined with additional investments in technology and human resources, will enable us to realize further operational synergies and strengthen our infrastructure for future growth. As a percentage of total revenues, our selling, general and administrative expense was approximately 13% during the three months ended June 30, 2005, compared to 11% during the same 2004 period.
     Interest incurred and capitalized on notes and mortgages payable totaled $2.4 million during the three months ended June 30, 2005, compared to $1.2 million during the same 2004 period. Interest incurred increased as a result of an increase in the average interest rate on our variable-rate borrowings as described earlier. Cost of sales of real estate during the three months ended June 30, 2005 and 2004 included previously capitalized interest of $1.7 million and $2.0 million, respectively.
     There were no earnings from real estate joint ventures during the three months ended June 30, 2005, compared to $1.8 million during the same 2004 period. The decrease was due to the decrease in deliveries of condominium units developed by a joint venture in Boca Raton, Florida, which delivered all of its remaining units during 2004.

Six Months Ended June 30, 2005 Compared to the Same 2004 Period:
     The value of new orders increased to $299.2 million during the six months ended June 30, 2005, from $264.2 million during the same 2004 period. The average sales price of new home orders increased 10% during the six months ended June 30, 2005 to $289,000, from $262,000 during the same 2004 period. During the six months ended June 30, 2005, new unit orders increased to 1,034 units, from 1,008 units during the same 2004 period.
     Revenues from home sales increased 11% to $225.1 million during the six months ended June 30, 2005, from $203.7 million during the same 2004 period. The increase is a result of an increase in home deliveries to 949 units delivered at an average sales price of $237,000 during the six months ended June 30, 2005, from 917 units delivered at an average sales price of $222,000 during the same 2004 period. The increase in home deliveries during the six months ended June 30, 2005 was attributable to an increase in home deliveries in Tennessee to 215 units delivered, from 83 units delivered during the 2004 period. Our operations in Tennessee commenced in May 2004 with the acquisition of Bowden and accordingly, our results for six months ended June 30, 2004 only include two months of operating results. During the six months ended June 30, 2005 home deliveries in Florida decreased to 734 units delivered, from 834 units delivered during the same 2004 period.
     Cost of sales increased $17.5 million to $177.9 million during the six months ended June 30, 2005, from $160.3 million during the same 2004 period. The increase in cost of sales was primarily due to the increase in home deliveries, but was also impacted by increased construction costs as discussed earlier. Margin percentage declined slightly during the six months ended June 30, 2005 to 21.0%, from 21.3% during the same 2004 period. The decline was primarily attributable to the change in mix of community types and markets served by our Homebuilding Division as discussed above.
     Selling, general and administrative expenses increased 22% to $28.3 million during the six months ended June 30, 2005, from $23.1 million during the same 2004 period. The growth in selling, general and administrative expenses primarily resulted from the addition of Bowden in May 2004 and higher employee compensation associated with bonus accruals, new hires and benefits as earlier. As a percentage of total revenues, our selling, general and administrative expense was approximately 13% during the six months ended June 30, 2005, compared to 11% during the same 2004 period.
     Interest incurred and capitalized on notes and mortgages payable totaled $4.5 million during the six months ended June 30, 2005, compared to $2.4 million during the same 2004 period. Interest incurred increased as a result of an increase in the average interest rate on our variable-rate borrowings. Cost of sales of real estate during the six months ended June 30, 2005 and 2004 included previously capitalized interest of $3.4 million in each period.
     Earnings from real estate joint ventures decreased to $104,000 during the six months ended June 30, 2005, from $3.3 million during the same 2004 period. The decrease was due to the decrease in deliveries of condominium units developed by a joint venture in Boca Raton, Florida which delivered all of its remaining units during 2004.

LAND DIVISION RESULTS OF OPERATIONS

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2005	2004	Change	2005	2004	Change
(In thousands, except acres information)	(Unaudited)			(Unaudited)
Revenues
Sales of real estate	$149	37,577	(37,428)	66,700	56,898	9,802

Total revenues	149	37,577	(37,428)	66,700	56,898	9,802

Costs and expenses
Cost of sales of real estate	182	15,702	(15,520)	27,272	23,670	3,602
Selling, general and administrative expenses	1,949	2,690	(741)	6,395	5,278	1,117
Other expenses	—	—	—	677	58	619

Total costs and expenses	2,131	18,392	(16,261)	34,344	29,006	5,338

Interest and other income	425	612	(187)	846	1,017	(171)

(Loss) Income before income taxes	(1,557)	19,797	(21,354)	33,202	28,909	4,293
(Benefit) provision for income taxes	(624)	7,640	(8,264)	12,812	11,155	1,657

Net (loss) income	$(933)	12,157	(13,090)	20,390	17,754	2,636

Acres sold	—	492	(492)	1,304	786	518
Margin percentage	(22.1%)	58.2%	(80.3)%	59.1%	58.4%	0.7%
Unsold acres	7,045	8,765	(1,720)	7,045	8,765	(1,720)
Acres subject to sales contracts	545	801	(256)	545	801	(256)
Acres subject to sales contracts (value)	59,884	71,089	(11,205)	59,884	71,089	(11,205)
     Land Division revenues have historically been generated primarily from two master-planned communities located in St. Lucie County, Florida – St. Lucie West and Tradition. Development activity in St. Lucie West is substantially complete, with 29 acres of inventory remaining at June 30, 2005, of which 25 acres were subject to firm sales contracts as of that date. The Tradition master-planned community now encompasses more than 8,000 total acres, including approximately 5,900 net saleable acres. Approximately 1,750 acres had been sold or were subject to firm sales contracts with various homebuilders as of June 30, 2005. Notwithstanding the current sustained interest and activity at Tradition, a significant reduction of future demand in the residential real estate market could negatively impact our land development operations.
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
Three Months Ended June 30, 2005 Compared to the Same 2004 Period:
     Revenues decreased significantly to $149,000 during the three months ended June 30, 2005, from $37.6 million during the same 2004 period. During the three months ended June 30, 2005, there were no acres sold, compared to 492 acres sold during the same 2004 period at an average margin of

58.2%. During the three months ended June 30, 2004, the Land Division sold approximately 448 acres in Tradition to the Homebuilding Division which generated revenue of $23.4 million and margin of $14.4 million. This transaction, which is included in the above table for the three months ended June 30, 2004, was eliminated in consolidation.
     Selling, general and administrative expenses decreased 28% to $1.9 million during the three months ended June 30, 2005, from $2.7 million during the same 2004 period. The decrease in selling, general and administrative expenses reflects lower bonus accruals associated with the absence of land sales during the three months ended June 30, 2005.
     Interest incurred and capitalized during the three months ended June 30, 2005 and 2004 was $500,000 and $481,000, respectively. Cost of sales of real estate does not include any previously capitalized interest during the three months ended June 30, 2005, compared to $26,000 during the same 2004 period.
     As of June 30, 2005, we were party to two contracts for the purchase of approximately 5,200 acres of land in the City of Hardeeville, South Carolina for a combined purchase price of approximately $42.4 million. As of June 30, 2005, we had delivered non-refundable deposits totaling $770,000 to the sellers. The land in Hardeeville is the proposed site for a new master-planned community. The Company is negotiating financing for the transaction. There is no assurance that the transactions will be completed.
Six Months Ended June 30, 2005 Compared to the Same 2004 Period:
     Revenues increased 17% to $66.7 million during the six months ended June 30, 2005, from $56.9 during the same 2004 period. During the six months ended June 30, 2005, we sold 1,304 acres at an average margin of 59.1%. The most notable sale during the six months ended June 30, 2005 was the bulk sale of five non-contiguous parcels of land adjacent to Tradition consisting of a total of 1,294 acres for $64.7 million. During the six months ended 2004, we sold 786 acres with an average margin of 58.4%. The most notable sale during the six months ended June 30, 2004 was the sale of 448 acres in Tradition to the Homebuilding Division which generated revenue of $23.4 million and margin of $14.4 million. This transaction, which is included in the above table for the six months ended June 30, 2004, was eliminated in consolidation.
     Selling, general and administrative expenses increased 21% to $6.4 million during the six months ended June 30, 2005, from $5.3 million during the same 2004 period reflecting the timing of bonus accruals tied to a performance bonus plan. As a percentage of total revenues, our selling, general and administrative expenses increased to 10% during the six months ended June 30, 2005, from 9% during the same 2004 period.
     Interest incurred during the six months ended June 30, 2005 and 2004 was $956,000 and $645,000, respectively. Interest capitalized during the six months ended June 30, 2005 and 2004 totaled $956,000 and $586,000, respectively. Cost of sales of real estate during the six months ended June 30, 2005 included previously capitalized interest of $536,000, compared to $42,000 during the same 2004 period.

OTHER OPERATIONS RESULTS OF OPERATIONS

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2005	2004	Change	2005	2004	Change
(In thousands)	(Unaudited)			(Unaudited)
Revenues
Sales of real estate	$—	3,591	(3,591)	14,709	4,129	10,580

Total revenues	—	3,591	(3,591)	14,709	4,129	10,580

Costs and expenses
Cost of sales of real estate	624	3,480	(2,856)	11,950	4,207	7,743
Selling, general and administrative expenses	3,778	2,353	1,425	7,870	4,520	3,350
Other expenses	—	—	—	—	24	(24)

Total costs and expenses	4,402	5,833	(1,431)	19,820	8,751	11,069

Earnings from Bluegreen Corporation	4,729	2,775	1,954	6,867	4,861	2,006
Earnings from real estate joint ventures	42	307	(265)	28	2,405	(2,377)
Interest and other income	829	165	664	1,516	195	1,321

Income before income taxes	1,198	1,005	193	3,300	2,839	461
Provision for income taxes	392	388	4	1,155	1,095	60

Net income	$806	617	189	2,145	1,744	401

     Other Operations include all other Company operations, including Levitt Commercial, Levitt Corporation general and administrative expenses, earnings from our investment in Bluegreen and earnings from investments in various real estate projects and trusts. We currently own approximately 9.5 million shares of the common stock of Bluegreen, which represented approximately 31% of Bluegreen’s outstanding shares as of June 30, 2005. Under equity method accounting, we recognize our pro-rata share of Bluegreen’s net income or loss (net of purchase accounting adjustments) as pre-tax earnings. Bluegreen has not paid dividends to its shareholders; therefore, our earnings represent only our claim to the future distributions of Bluegreen’s earnings. Accordingly, we record a tax liability on our portion of Bluegreen’s net income. Should Bluegreen’s financial performance deteriorate, our earnings in Bluegreen would decrease concurrently and our results of operations would be adversely affected. Furthermore, a significant reduction in Bluegreen’s financial condition could result in an impairment charge against our future results of operations.
Three Months Ended June 30, 2005 Compared to the Same 2004 Period:
     During the three months ended June 30, 2005, Levitt Commercial did not deliver any flex warehouse units. During the three months ended June 30, 2004, Levitt Commercial delivered 12 flex warehouse units generating $3.6 million of revenue. Deliveries of individual flex warehouse units by Levitt Commercial generally occur in rapid succession upon the completion of a warehouse building. Accordingly, revenues from Levitt Commercial’s development in any one quarter are not expected to be representative of the following quarters or the full year. Levitt Commercial has two flex warehouse projects currently in development that are expected to be completed at the end of 2005 or during first half of 2006, at which time we expect to begin generating additional revenues.
     Bluegreen’s reported net income during the three months ended June 30, 2005 was $14.3 million, compared to $9.1 million during the same 2004 period. Our interest in Bluegreen’s earnings, net of purchase accounting adjustments, was $4.7 million and $2.8 million during those respective periods. Purchase accounting adjustments increased our interest in Bluegreen’s earnings by $236,000 during the three months ended June 30, 2005, whereas purchase accounting adjustments decreased our interest in Bluegreen’s earnings by $562,000 during the same 2004 period.
     Selling, general and administrative expense increased 61% to $3.8 million during the three months ended June 30, 2005, from $2.4 million during the same 2004 period primarily associated with an increase in compensation and benefits resulting from an increase in headcount at the parent company. During the three months ended June 30, 2005, the parent company also incurred professional fees associated with our Company’s review of its production and operational practices and procedures. We expect that these expenditures will continue in varying amounts through the second half of 2006.
     Interest incurred and capitalized on notes and mortgage notes payable totaled $1.2 million during the three months ended June 30, 2004, compared to $538,000 during the same 2004 period. The increase in interest incurred was primarily associated with an increase in notes and mortgage notes payable at the parent company and an increase in the average interest rate on our borrowings. Cost of sales of real estate includes the previously capitalized interest of $541,000 and $605,000 during the three months ended June 30, 2005 and 2004, respectively.
Six Months Ended June 30, 2005 Compared to the Same 2004 Period:
     During the six months ended June 30, 2005, Levitt Commercial delivered the 44 remaining flex warehouse units at two of its projects, generating revenues of $14.7 million. Levitt Commercial delivered 13 flex warehouse units during the six months ended June 30, 2004, generating revenues of $4.1 million.
     Bluegreen’s reported net income during the six months ended June 30, 2005 was $20.8 million, compared to $13.8 million during the same 2004 period. Our interest in Bluegreen’s earnings, net of purchase accounting and other adjustments, was $6.9 million and $4.9 during those respective periods. Purchase accounting adjustments increased our interest in Bluegreen’s earnings by $346,000 during the six months ended June 30, 2005, whereas purchase accounting and other adjustments decreased our interest in Bluegreen’s earnings by $500,000 during the same 2004 period.
     Selling, general and administrative expense increased 74% to $7.9 million during the six months ended June 30, 2005, from $4.5 million during the same 2004 period. During the six months ended June 30, 2005, the parent company incurred professional fees associated with our Company’s review of its production and operational practices and procedures. We expect that these expenditures will continue in varying amounts through the second half of 2006. Also contributing to the increase in selling, general and administrative expenses during the six months ended June 30, 2005 was an increase in audit fees and compensation and benefits resulting from in an increase in headcount at the parent company.
     Earnings from real estate joint ventures were $28,000 during the six months ended June 30, 2005 as compared to earnings of $2.4 million during the same 2004 period. The earnings during the six months ended June 30, 2004 were primarily related to the gain recognized by a joint venture on the sale of a rental apartment property in Vero Beach, Florida and earnings associated with the delivery of homes by a joint venture project in West Palm Beach, Florida. As of June 30, 2005, the joint ventures in which this operating segment participates had essentially completed their operations and were winding down.
     Interest incurred and capitalized on notes and mortgage notes payable totaled $2.1 million during the six months ended June 30, 2004, compared to $1.2 million during the same 2004 period.

The increase in interest incurred was primarily associated with an increase in notes and mortgage notes payable at the parent company and an increase in the average interest rate on our borrowings. Cost of sales of real estate includes previously capitalized interest of $1.4 million and $934,000 during the six months ended June 30, 2005 and 2004, respectively.
FINANCIAL CONDITION
June 30, 2005 compared to December 31, 2004
     Total assets at June 30, 2005 and December 31, 2004 were $716.2 million and $678.5 million, respectively. The increase in total assets primarily resulted from:
•	an increase in inventory of real estate of approximately $39.7 million resulting primarily from land acquisitions by our Homebuilding Division and increases in land development and construction costs;

•	an increase of approximately $7.1 million in our investment in Bluegreen Corporation associated primarily with our equity in earnings and unrealized gains associated with Bluegreen’s other comprehensive income;

•	an increase of $5.9 million in property and equipment primarily related to the construction of an irrigation facility in Tradition and other purchases totaling $6.8 million; and

•	an increase of $11.8 million in other assets resulting primarily from a $5.3 million increase in notes receivable, a $1.9 million increase in deferred loan costs, a $1.9 million increase in prepaid insurance, and a $1.6 million increase in investments in unconsolidated trusts.

•	These increases were partially offset by a decrease in cash and cash equivalents of $25.7 million, which resulted from cash used in operating activities of $15.4 million, cash used in investing activities of $8.1 million and cash used in financing activities of $2.2 million.
     Total liabilities at June 30, 2005 and December 31, 2004 were $386.2 million and $383.7 million, respectively. The increase in total liabilities primarily resulted from:
•	an increase in customer deposits of $2.8 million resulting from an increase in homes in backlog at June 30, 2005;

•	an increase in current income tax payable of $2.2 million resulting from the timing of quarterly estimated tax payments; and

•	an increase in total debt of $433,000 due to an increase in junior subordinated debentures of $54.1 million, offset by a decrease in notes and mortgage notes payable of $11.8 million and a decrease in notes and mortgage notes payable to affiliates of $41.9 million.

•	These increases were partially offset by a decrease in accounts payable and accrued liabilities of $3.7 million primarily related to timing of payments to our vendors.
LIQUIDITY AND CAPITAL RESOURCES
     Management assesses the Company’s liquidity in terms of its ability to generate cash to fund its operating and investment activities. During the three and six months ended June 30, 2005, our primary sources of funds were the proceeds from the sale of real estate inventory, the issuance of trust preferred securities and borrowings from financial institutions. These funds were utilized primarily to acquire, develop and construct real estate, to service and repay borrowings and to pay operating expenses.

     The Company formed a statutory business trust, Levitt Capital Trust II (“LCT II”), for the purpose of issuing trust preferred securities and investing the proceeds thereof in junior subordinated debentures of the Company.
     On May 4, 2005, LCT II issued $30.0 million of trust preferred securities and used the proceeds to purchase an identical amount of junior subordinated debentures from the Company. Interest on the junior subordinated debentures and distributions on the trust preferred securities are payable quarterly in arrears at a fixed rate of 8.09% through June 30, 2010 and thereafter at a floating rate of 3.80% over 3-month LIBOR until the scheduled maturity date of June 30, 2035. The trust preferred securities will be subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures at maturity or their earlier redemption. The junior subordinated debentures are redeemable in whole or in part at the Company’s option at any time after five years from the issue date or sooner following certain specified events. In addition, the Company contributed $928,000 to LCT II in exchange for all of its common securities and those proceeds were also used to purchase an identical amount of Debentures from the Company. The terms of the Trust’s common securities are nearly identical to the trust preferred securities. The issuances of the trust preferred securities were parts of larger pooled trust security offerings which were not registered under the Securities Act of 1933. The Company used the proceeds from this transaction to repay approximately $16.0 million of indebtedness to affiliates and intends to use the balance for general corporate purposes. We also expect to create similar trusts and participate in other pooled trust preferred securities transactions in the future as a source of additional financing for the Company.
     In April 2005, Core Communities entered into a $40.0 million line of credit with an unaffiliated financial institution to provide future funding for land acquisitions and development activities. Borrowings under the line of credit bear interest at our option of either (i) the prime rate less twenty-five basis points or (ii) LIBOR plus two hundred fifty basis points. Accrued interest is due and payable monthly in arrears, and all outstanding principal and accrued interest is due and payable in April 2007. We may, at our option, extend the line of credit for one additional year to April 2008. At June 30, 2005, there were no amounts outstanding under this line of credit.
     During the three months ended June 30, 2005, the Homebuilding Division utilized approximately $29.0 million from working capital to purchase approximately 1,200 lots in Central Florida and South Carolina. We are negotiating with third party lenders for proposed credit facilities in the aggregate amount of $185.0 million. The proposed credit facilities would be secured by first liens on property already purchased or to be purchased by the Homebuilding Division, including the recently purchased lots described above. The proceeds of these credit facilities, if consummated, will be used as working capital available to fund acquisition and development of land and finished lots and the construction of residential homes and construction projects. The Company expects these loan facilities to close during the third quarter of 2005, although the Company cannot assure that the loans will be completed or that the Company will be able to negotiate satisfactory terms for the proposed credit facilities.
     In addition to the liquidity provided by the trust preferred securities and the credit facilities described above, we expect to continue to fund our short-term liquidity requirements through net cash provided by operations and other financing activities and our cash on hand. We expect to meet our long-term liquidity requirements for items such as acquisitions and debt service and repayment obligations primarily with net cash provided by operations and long-term secured and unsecured indebtedness. As of June 30, 2005 and December 31, 2004, we had cash and cash equivalents of $99.8 million and $125.5 million, respectively.

     At June 30, 2005, our consolidated debt totaled $268.7 million. Our principal payment obligations with respect to our debt for the 12 months beginning June 30, 2005 are anticipated to total $38.2 million. We expect to generate most of the funds to repay these amounts from sales of real estate. Some of our borrowing agreements contain provisions that, among other things, require us to maintain certain financial ratios and a minimum net worth. These requirements may limit the amount of debt that we can incur in the future and restrict the payment of dividends to us by our subsidiaries. At June 30, 2005, we were in compliance with all loan agreement financial requirements and covenants.
     On July 25, 2005 our Board of Directors declared a cash dividend of $0.02 per share on our Class A and Class B common stock. The Board set the payment date for August 18, 2005, to all shareholders of record on August 11, 2005. The Board has not adopted a policy of regular dividend payments. The payment of dividends in the future is subject to approval by our Board of Directors and will depend upon, among other factors, our results of operation and financial condition.
Off Balance Sheet Arrangements and Contractual Obligations
     In connection with the development of certain of our communities, we establish community development districts to access bond financing for the funding of infrastructure development and other projects within the community. If we were not able to establish community development districts, we would need to fund community infrastructure development out of operating income or through other sources of financing or capital. The bonds issued are obligations of the community development district and are repaid through assessments on property within the district. To the extent that we own property within a district when assessments are levied, we will be obligated to pay such assessments when they are due. As of June 30, 2005, development districts in Tradition had $50 million of community development district bonds outstanding for which no assessments had been levied. As of June 30, 2005, we owned approximately 66% of the property in the districts.
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
     The following table summarizes our contractual obligations as of June 30, 2005 (in thousands):

		Payments due by period
		Less than	2 — 3	4 — 5	More than
Category	Total	1 year	Years	Years	5 years
Long-term debt obligations	$268,659	38,173	85,649	64,095	80,742
Operating lease obligations	3,547	1,145	1,808	594	—
Purchase obligations	275,857	266,960	8,897	—	—

Total Obligations	$548,063	306,278	96,354	64,689	80,742

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
     Market risk is defined as the risk of loss arising from adverse changes in market valuations that arise from interest rate risk, foreign currency exchange rate risk, commodity price risk and equity price risk. We have a risk of loss associated with our borrowings as we are subject to interest rate risk on our long-term debt. At June 30, 2005, we had $195.3 million in borrowings with adjustable rates tied to the prime rate and/or LIBOR rates and $73.4 million in borrowings with fixed or initially-fixed rates. Consequently, the impact on our variable rate debt from changes in interest rates may affect our earnings and cash flows but would generally not impact the fair value of such debt. With respect to fixed rate debt, changes in interest rates generally affect the fair market value of the debt but not our earnings or cash flow.
     Assuming the variable rate debt balance of $195.3 million outstanding at June 30, 2005 (which does not include the Debentures, which are initially fixed-rate obligations) were to remain constant, each one percentage point increase in interest rates would increase the interest incurred by us by approximately $2.0 million per year.
NEW ACCOUNTING PRONOUNCEMENTS
     In December 2004, the FASB issued SFAS No. 152, Accounting for Real Estate Time-Sharing Transactions. This Statement amends SFAS No. 66, Accounting for Sales of Real Estate, and SFAS No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, in association with the issuance of the AICPA’s SOP 04-2, Accounting for Real Estate Time-Sharing Transactions. SOP 04-2 was issued to address the diversity in practice caused by a lack of guidance specific to real estate time-sharing transactions. The provisions of SFAS No. 152 and SOP 04-2 become effective for Bluegreen on January 1, 2006. Bluegreen has indicated in its periodic reports filed with the SEC that it has not completed its evaluation of the impact of these standards on its consolidated financial statements. Accordingly, we have not yet determined the impact of these standards on our consolidated financial statements.
     In December 2004, the FASB issued SFAS No. 123 (revision), Share-Based Payments. This Statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement eliminates the accounting for share-based transactions under APB Opinion No. 25 and its related interpretations and requires that all share based payments be accounted for using a fair value method. This Statement will be effective in the first fiscal year that begins after June 15, 2005. We are currently reviewing the effect of SFAS No. 123 (R) on the Company’s consolidated finance statements and we will adopt this standard effective January 1, 2006.
     In March 2005, the SEC released Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment. This Statement provides the SEC staff position regarding application of SFAS No. 123 (R) and contains interpretive guidance related to the interaction between SFAS No. 123 (R) and certain SEC rules and regulations, as well as provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB No. 107 also highlights the importance of disclosures made related to the accounting for share-based payment transactions. We are currently reviewing the effect of SAB No. 107 on the Company’s consolidated financial statements.

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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     On May 26, 2005 a suit was filed in the 9th Judicial Circuit in and for Orange County, Florida against the Company in Frank Albert, Dorothy Albert, et al. v. Levitt and Sons, LLC, a Florida limited liability company, Levitt Homes, LLC, a Florida limited liability company, Levitt Corporation, a Florida corporation, Levitt Construction Corp. East, a Florida corporation and Levitt and Sons, Inc., a Florida corporation. The suit purports to be a class action on behalf of 95 named plaintiffs residing in approximately 65 homes located in one of the Company’s communities in Central Florida. The complaint alleges: breach of contract, breach of implied covenant of good faith and fair dealing; failure to disclose latent defects; breach of express warranty; breach of implied warranty; violation of building code; deceptive and unfair trade practices; negligent construction; and negligent design. Plaintiffs seek certification as a class, or in the alternative to divide into sub-classes, unspecified damages alleged to range from $50,000 to $400,000 per house, costs and attorneys’ fees. Plaintiffs seek a trial by jury.
Item 4. Submission of Matters to a Vote of Security Holders
Election of Directors
     The Company held its Annual Meeting of Shareholders on May 17 2005. At the meeting the holders of the Company’s Class A and Class B common stock (“Shareholders”) voting together as a single class elected the following three directors to serve on the Company’s Board of Directors until the Annual Meeting in 2008 by the following votes:

Nominee	For	Withheld
John E. Abdo	33,875,262	539,638
William R. Nicholson	33,368,454	1,046,446
Alan J. Levy	34,222,576	192,324
The other directors continuing in office are James Blosser, Darwin Dornbush, Alan B. Levan, Joel Levy, S. Lawrence Kahn, III and William Scherer.
Item 6. Exhibits
Index to Exhibits

Exhibit 10.1	Employment Agreement between John Laguardia and Bowden Building Corporation dated April 28, 2004

Exhibit 10.2	Employment Agreement between Elliott Wiener and Levitt and Sons, LLC dated July 19, 2001

Exhibit 31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.1	Powers of Attorney

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEVITT CORPORATION

Date: August 5, 2005	By:	/s/ Alan B. Levan

Alan B. Levan, Chairman, Chief Executive Officer

Date: August 5, 2005	By:	/s/ George P. Scanlon

George P. Scanlon, Executive Vice President, Chief Financial Officer