Form 10-Q
period 2005-09-30
LEVITT CORP
filed 2005-11-10
CIK 1218320

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended September 30, 2005

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number
001-31931
Levitt Corporation
(Exact name of registrant as specified in its Charter)

Florida	11-3675068
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2100 West Cypress Creek Road
Ft. Lauderdale, Florida	33309
(Address of principal executive offices)	(Zip Code)
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
Yes ☑ No ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding for each of the Registrant’s classes of common stock, as of November 4, 2005:

Class of Common Stock	Shares Outstanding
Class A common stock, $0.01 par value	18,604,053
Class B common stock, $0.01 par value	1,219,031

Levitt Corporation and Subsidiaries
Index to Unaudited Consolidated Financial Statements

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Consolidated Statements of Financial Condition as of September 30, 2005 and December 31, 2004 — Unaudited

Consolidated Statements of Income for the three and nine months ended September 30, 2005 and 2004 — Unaudited

Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2005 and 2004 — Unaudited

Consolidated Statement of Shareholders’ Equity for the nine months ended September 30, 2005 — Unaudited

Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and 2004 — Unaudited

Notes to Unaudited Consolidated Financial Statements for the three and nine months ended September 30, 2005 and 2004

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Item 4. Controls and Procedures

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 6. Exhibits

SIGNATURES
Section 302 Chief Executive Officer Certification
Section 302 Chief Financial Officer Certification
Section 906 Chief Executive Officer Certification
Section 906 Chief Financial Officer Certification

Levitt Corporation
Consolidated Statements of Financial Condition — Unaudited
(In thousands, except share data)

	September 30,	December 31,
	2005	2004
Assets

Cash and cash equivalents	$97,174	125,522
Restricted cash	1,089	2,017
Inventory of real estate	525,303	413,471
Investment in Bluegreen Corporation	93,747	80,572
Property and equipment, net	40,050	31,137
Other assets	29,571	25,748

Total assets	$786,934	678,467

Liabilities and Shareholders’ Equity

Accounts payable and accrued liabilities	$70,699	66,271
Customer deposits	44,939	43,022
Current income tax payable	9,335	4,314
Notes and mortgage notes payable	260,758	221,605
Notes and mortgage notes payable to affiliates	1,113	46,621
Junior subordinated debentures	54,124	—
Deferred tax liability, net	5,513	1,845

Total liabilities	446,481	383,678

Shareholders’ equity:
Preferred stock, $0.01 par value Authorized: 5,000,000 shares Issued and outstanding: no shares	—	—

Class A Common Stock, $0.01 par value Authorized: 50,000,000 shares Issued and outstanding: 18,604,053, and 18,597,166 shares, respectively	186	186

Class B Common Stock, $0.01 par value Authorized: 10,000,000 shares Issued and outstanding: 1,219,031 and 1,219,031 shares, respectively	12	12

Additional paid-in capital	180,964	180,790
Unearned compensation	(165)	—
Retained earnings	159,033	113,643
Accumulated other comprehensive income	423	158

Total shareholders’ equity	340,453	294,789

Total liabilities and shareholders’ equity	$786,934	678,467

See accompanying notes to unaudited consolidated financial statements.

Levitt Corporation
Consolidated Statements of Income — Unaudited
(In thousands, except per share data)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004

Revenues:
Sales of real estate	$128,520	132,893	434,480	373,946
Title and mortgage operations	962	1,164	2,857	3,473

Total revenues	129,482	134,057	437,337	377,419

Costs and expenses:
Cost of sales of real estate	98,455	98,513	313,591	275,854
Selling, general and administrative expenses	20,070	17,298	62,675	50,233
Other expenses	1,448	3,722	3,390	5,198

Total costs and expenses	119,973	119,533	379,656	331,285

Earnings from Bluegreen Corporation	5,951	5,790	12,818	10,651
Earnings (loss) from real estate joint ventures	(207)	(25)	(75)	5,712
Interest and other income	1,924	1,979	4,699	3,306

Income before income taxes	17,177	22,268	75,123	65,803
Provision for income taxes	6,469	8,608	28,545	25,401

Net income	$10,708	13,660	46,578	40,402

Earnings per common share:
Basic	$0.54	0.69	2.35	2.23
Diluted	$0.53	0.66	2.32	2.18

Weighted average common shares outstanding:
Basic	19,817	19,816	19,816	18,083
Diluted	19,944	19,872	19,953	18,127

Cash dividends per common share:
Class A common stock	$.02	.02	.06	.02
Class B common stock	$.02	.02	.06	.02
See accompanying notes to unaudited consolidated financial statements.

Levitt Corporation
Consolidated Statements of Comprehensive Income — Unaudited
(In thousands)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004

Net income	$10,708	13,660	46,578	40,402

Other comprehensive income:
Pro-rata share of unrealized gain (loss) recognized by Bluegreen Corporation on retained interests in notes receivable sold, net of tax	113	(211)	265	(197)

Comprehensive income	$10,821	13,449	46,843	40,205

See accompanying notes to unaudited consolidated financial statements.

Levitt Corporation
Consolidated Statement of Shareholders’ Equity — Unaudited
Nine Months Ended September 30, 2005
(In thousands)

						Accumulated
	Class A	Class B	Additional			Compre-
	Common	Common	Paid-In	Retained	Unearned	hensive
	Stock	Stock	Capital	Earnings	Compensation	Income	Total
Balance at December 31, 2004	$186	12	180,790	113,643	—	158	294,789
Issuance of Restricted Common Stock	—	—	219	—	(219)	—	—
Amortization of unearned compensation on restricted stock grants	—	—	—	—	54	—	54
Net income	—	—	—	46,578	—	—	46,578
Pro-rata share of unrealized gain recognized by Bluegreen on sale of retained interests, net of tax	—	—	—	—	—	265	265
Issuance of Bluegreen common stock, net of tax	—	—	(45)	—	—	—	(45)
Cash dividends paid	—	—	—	(1,188)	—	—	(1,188)

Balance at September 30, 2005	$186	12	180,964	159,033	(165)	423	340,453

See accompanying notes to unaudited consolidated financial statements.

Levitt Corporation
Consolidated Statements of Cash Flows — Unaudited
(In thousands)

	Nine Months Ended
	September 30,
	2005	2004
Operating activities:
Net income	$46,578	40,402
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,348	439
Change in deferred income taxes	3,532	5,049
Earnings from Bluegreen Corporation	(12,818)	(10,651)
Earnings from unconsolidated trusts	(61)	—
Earnings from real estate joint ventures	75	(5,712)
Changes in operating assets and liabilities:	—	—
Restricted cash	928	859
Inventory of real estate	(111,832)	(145,445)
Other assets	(502)	(4,294)
Accounts payable, accrued expenses and other liabilities	11,365	13,656

Net cash used in operating activities	(61,387)	(105,697)

Investing activities:
Investment in real estate joint ventures	(25)	(127)
Distributions from real estate joint ventures	379	8,464
Partial sale of joint venture interest	—	340
Investment in unconsolidated trusts	(1,624)	—
Distributions from unconsolidated trusts	67	—
Purchase of Bowden Building Corporation, net of cash received	—	(6,109)
Additions to property and equipment	(10,193)	(6,991)

Net cash used in investing activities	(11,396)	(4,423)

Financing activities:
Proceeds from notes and mortgage notes payable	205,730	240,878
Proceeds from notes and mortgage notes payable to affiliates	9,767	26,482
Proceeds from junior subordinated debentures	54,124	—
Repayment of notes and mortgage notes payable	(166,577)	(158,451)
Repayment of notes and mortgage notes payable to affiliates	(55,275)	(38,972)
Repayment of development bonds payable	—	(409)
Payments for debt issuance costs	(2,146)	—
Proceeds from issuance of common stock, net of issuance costs	—	114,769
Cash dividends paid	(1,188)	(396)

Net cash provided by financing activities	44,435	183,901

(Decrease) increase in cash and cash equivalents	(28,348)	73,781
Cash and cash equivalents at the beginning of period	125,522	35,965

Cash and cash equivalents at end of period	$97,174	109,746

(Continued on next page)

Levitt Corporation
Consolidated Statements of Cash Flows — Unaudited
(In thousands)

	Nine Months Ended
	September 30,
	2005	2004
Supplemental cash flow information
Interest paid on borrowings, net of amounts capitalized	$(725)	(13)
Income taxes paid	19,214	21,921

Supplemental disclosure of non-cash operating, investing and financing activities:

Increase in joint venture investment resulting from unrealized gain on non-monetary exchange	—	409

Fair value of assets acquired from acquisition of Bowden Building Corporation, net of cash acquired of $1,335	—	26,696

Fair value of liabilities assumed from acquisition of Bowden Building Corporation	—	20,587
See accompanying notes to unaudited consolidated financial statements.

Levitt Corporation
Notes to Unaudited Consolidated Financial Statements
1. Presentation of Interim Financial Statements
     Levitt Corporation (including its subsidiaries, the “Company”) engages in real estate activities through its Homebuilding and Land Divisions, and Other Operations. The Homebuilding Division operates through Levitt and Sons, LLC (“Levitt and Sons”), developers of single family home, townhome and condominium communities. The Land Division consists of the operations of Core Communities, LLC (“Core Communities”), a land and master-planned community developer. Other Operations includes Levitt Commercial, LLC (“Levitt Commercial”), a developer of industrial properties; investments in real estate and real estate joint ventures; and an equity investment in Bluegreen Corporation (“Bluegreen”), a New York Stock Exchange-listed company engaged in the acquisition, development, marketing and sale of vacation ownership interests in primarily “drive-to” resorts, as well as residential homesites located around golf courses and other amenities.
     The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-segment transactions have been eliminated in consolidation. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. Certain items in prior period financial statements have been reclassified to conform to the current presentation. These financial statements should be read in conjunction with the Company’s consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2004.
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

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation — Transition and Disclosure, to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Pro forma net income
Net income, as reported	$10,708	13,660	46,578	40,402
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related income tax effect	(369)	(149)	(675)	(748)

Pro forma net income	$10,339	13,511	45,903	39,654

Basic earnings per share:
As reported	$0.54	0.69	2.35	2.23
Pro forma	$0.52	0.68	2.32	2.19

Diluted earnings per share:
As reported	$0.53	0.66	2.32	2.18
Pro forma	$0.51	0.66	2.29	2.14
     The fair values of options granted were estimated on the date of their grant using the Black-Scholes option pricing model based on the following assumptions:

Expected volatility	37.99% — 50.35%
Expected dividend yield	0.00% — 0.33%
Risk-free interest rate	4.02% — 4.40%
Expected life	7 — 10 years
     During the quarter ended September 30, 2005, the Company granted 6,887 restricted shares of Class A common stock to non-employee directors under the Levitt Corporation 2004 Stock Incentive Plan. Unearned stock compensation was recorded within shareholders’ equity at the date of award based on the $31.95 price of the common shares on the date of grant and the unearned compensation is being amortized on a straight-line basis over the one year vesting period. Total amortization expense for the quarter ended September 30, 2005 was $54,000.

3. Inventory of Real Estate
     Inventory of real estate is summarized as follows (in thousands):

	September 30,	December 31,
	2005	2004
Land and land development costs	$415,126	291,721
Construction costs	79,928	100,129
Capitalized interest	15,990	10,803
Other costs	14,259	10,818

	$525,303	413,471

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Interest incurred to non-affiliates	$4,899	2,479	11,674	5,660
Interest incurred to affiliates	60	584	880	1,779
Interest capitalized	(4,959)	(2,885)	(12,554)	(7,203)

Interest expense, net	$—	178	—	236

Interest expensed in cost of sales	$2,078	2,306	7,367	6,885

5. Investment in Bluegreen Corporation
     The Company accounts for its investment in Bluegreen under the equity method. At September 30, 2005, the Company owned approximately 9.5 million shares, or approximately 31%, of Bluegreen’s outstanding common stock.

     Bluegreen’s unaudited condensed consolidated balance sheets and unaudited condensed consolidated statements of income are as follows (in thousands):
Unaudited Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2005	2004
Total assets	$690,915	634,809

Total liabilities	$374,751	363,933
Minority interest	9,314	6,009
Total shareholders’ equity	306,850	264,867

Total liabilities and shareholders’ equity	$690,915	634,809

Unaudited Condensed Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
Revenues and other income	$198,448	190,141	513,766	449,260
Cost and other expenses	166,514	163,264	446,320	397,608

Income before minority interest and provision for income taxes	31,934	26,877	67,446	51,652
Minority interest	1,584	360	3,305	2,692

Income before provision for income taxes	30,350	26,517	64,141	48,960
Provision for income taxes	11,685	10,208	24,694	18,849

Net income	$18,665	16,309	39,447	30,111

6. Debt
     On August 9, 2005, Levitt and Sons entered into a revolving credit facility with a third party lender for borrowings of up to $75.0 million, subject to borrowing base limitations based on the value and type of collateral provided. Advances under the facility bear interest, at Levitt and Sons’ option, at either (i) the lender’s Prime Rate less 50 basis points or (ii) 30-day LIBOR plus a spread of between 200 and 240 basis points, depending on the ratio of Levitt and Sons’ debt to tangible net worth. Accrued interest is due and payable monthly commencing September 1, 2005 and the facility matures on August 8, 2008; provided, however, if certain conditions are satisfied, the lender may, in its sole discretion, extend the August 8, 2008 maturity date for successive twelve (12) month periods. At September 30, 2005, $37.0 million was outstanding under the facility.
     On September 16, 2005 Core Communities entered into a $30.0 million revolving credit facility (the “Horizons Facility”) with a third party lender. Borrowings under the Horizons Facility bear interest at a floating rate equal to one-month LIBOR plus two hundred and fifty (250) basis points. Accrued interest is due and payable monthly and all outstanding principal is due and payable on June 1, 2011. At September 30, 2005, no amounts were outstanding under the facility.

     On September 21, 2005, Core Communities, and its wholly owned subsidiary Core Communities of South Carolina, LLC (“Core South Carolina”), entered into a $30.0 million credit facility with a third party lender. The facility is evidenced by two separate promissory notes, each dated as of September 21, 2005, in the original principal amounts of $25.0 million (the “$25 million Note”) and $5.0 million (the “$5 million Note”). The initial proceeds drawn on the facility were used to finance property recently acquired by Core South Carolina. Through September 30, 2010, amounts outstanding under the $25 million Note bear interest at three-month LIBOR plus two hundred seventy five (275) basis points and amounts outstanding under the $5 million Note bear interest at the rate of 6.88% per annum. Thereafter, amounts outstanding under the $25 million Note shall bear interest at three-month LIBOR plus a spread to be agreed upon by the parties; amounts outstanding under the $5 million Note shall bear interest at the interpolated five (5) year average yield of United States Treasuries adjusted to a constant maturity of five (5) years, as reported by Bloomberg L.P., plus a spread to be agreed upon by the parties, such interest rate spread in each case to be reset on each of October 1, 2010 and October 1, 2015. The stated maturity of each Note is October 1, 2019; provided, however, in the event the parties are unable to agree to any interest rate spread on a reset date with respect to a Note, all amounts outstanding under such Note shall become immediately due and payable. Accrued interest only on each Note is due and payable monthly on the first day of each month commencing November 1, 2005, through October 1, 2008. At September 30, 2005, $30.0 million was outstanding under the facility.
     On October 6, 2005, Levitt and Sons and its wholly owned subsidiary Levitt Construction — East, LLC (“Levitt Construction”), entered into a revolving credit facility with a third party lender in an amount not to exceed $75.0 million, subject to borrowing base limitations based on the value and type of collateral provided. This facility also includes a sublimit of up to $15.0 million for the issuance of letters of credit. Advances under the facility bear interest, at Levitt’s election, at either (i) the lender’s Prime Rate less 50 basis points or (ii) 30-day LIBOR plus a spread of between 200 and 240 basis points, depending on the ratio of Levitt and Sons’ and Levitt Construction’s debt to tangible net worth. Accrued interest is due and payable monthly and all outstanding principal shall be due and payable on September 30, 2006, with two (2) automatic three hundred sixty (360) day extensions (the “Initial Term”); provided, however, if certain conditions are satisfied, Levitt and Sons and Levitt Construction may request and the lender may, in its sole discretion, extend the Initial Term for additional one year periods.
7. Commitments and Contingencies
     In the ordinary course of business, the Company enters into contracts to purchase homesites and land held for development. At September 30, 2005, the Company had approximately $203.4 million of commitments to purchase properties for development. Approximately $46.7 million of these commitments are subject to due diligence and satisfaction of certain requirements and conditions, including financing contingencies. At September 30, 2005, the Company had refundable and nonrefundable deposits and letters of credit aggregating $6.3 million. Levitt’s liability for nonperformance is generally limited to forfeiture of the related deposits.
     The following table summarizes certain information relating to outstanding purchase and option contracts, including those contracts subject to the satisfactory completion of due diligence and other conditions.

	Purchase		Expected
	Price ($MM)	Units	Closing
Homebuilding Division	199.9	5,540	2005-2008
Other Operations	3.5	90	2007

     At September 30, 2005, the Company had outstanding surety bonds and letters of credit of approximately $100.9 million related primarily to its obligations to various governmental entities to construct improvements in the Company’s communities. The Company estimates that approximately $91.1 million of work remains to complete these improvements. The Company does not believe that any outstanding bonds or letters of credit will likely be drawn upon.
8. Earnings per Share
     Basic earnings per common share is computed by dividing earnings attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share is computed in the same manner as basic earnings per share, but it also gives consideration to dilutive stock options and restricted stock awards using the treasury stock method and the pro rata impact of Bluegreen’s dilutive securities (stock options and convertible securities) on the amount of Bluegreen’s earnings that the Company recognizes.
          The following table presents the computation of basic and diluted earnings per common share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Numerator:
Basic earnings per common share:
Net income — basic	$10,708	13,660	46,578	40,402

Diluted earnings per common share:
Net income — basic	$10,708	13,660	46,578	40,402
Pro rata share of the net effect of Bluegreen’s dilutive securities net of tax	(96)	(149)	(213)	(748)

Net income — diluted	$10,612	13,511	46,365	39,654

Denominator:
Basic average shares outstanding	19,817	19,816	19,816	18,083
Net effect of stock options assumed to be exercised	127	56	136	44

Diluted average shares outstanding	19,944	19,872	19,952	18,127

Earnings per common share:
Basic	$0.54	0.69	2.35	2.23
Diluted	$0.53	0.66	2.32	2.18

9. Dividends
     On July 25, 2005, the Company’s Board of Directors declared a cash dividend of $0.02 per share on its Class A common stock and Class B common stock. The dividend was paid on August 18, 2005 to all shareholders of record on August 11, 2005.
     On November 2, 2005, the Company’s Board of Directors declared a cash dividend of $0.02 per share on its Class A common stock and Class B common stock. The dividend is payable on November 23, 2005 to all shareholders of record on November 17, 2005.
     The Company has not adopted a policy of regular dividend payments. The payment of dividends in the future is subject to approval by the Board of Directors and will depend upon, among other factors, the Company’s results of operations and financial condition.
10. Other Expenses and Interest and Other Income
     Other expenses and interest and other income are summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Other expenses
Title and mortgage operations expense	$618	709	1,883	2,103
Interest expense, net	—	178	—	236
Litigation settlement reserve (see note 14)	830	—	830	—
Penalty on early debt repayment	—	—	677	—
Minority Interest	—	(50)	—	(26)
Hurricane expense, net of projected recoveries	—	2,885	—	2,885

Total other expenses	$1,448	3,722	3,390	5,198

Interest and other income
Interest income	$607	408	1,814	885
Reversal of litigation reserve	—	1,440	—	1,440
Contingent gain receipt	500	—	500	—
Other income	817	131	2,385	981

Total interest and other income	$1,924	1,979	4,699	3,306

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
     The Company’s Homebuilding segment consists of the operations of Levitt and Sons and its subsidiaries, while the Land segment consists of the operations of Core Communities. The Other Operations segment consists of the activities of Levitt Commercial, parent company operations, earnings from investments in Bluegreen and other real estate investments and joint ventures.
     The following tables present unaudited segment information as of and for the three and nine months ended September 30, 2005 and 2004 (in thousands).

Three Months Ended			Other
September 30, 2005	Homebuilding	Land	Operations	Eliminations	Total

Revenues
Sales of real estate	$110,674	17,914	—	(68)	128,520
Title and mortgage operations	962	—	—	—	962

Total revenues	111,636	17,914	—	(68)	129,482

Costs and expenses
Cost of sales of real estate	87,266	10,783	555	(149)	98,455
Selling, general and administrative expenses	13,755	2,436	3,879	—	20,070
Other expenses	1,448	—	—	—	1,448

Total costs and expenses	102,469	13,219	4,434	(149)	119,973

Earnings from Bluegreen Corporation	—	—	5,951	—	5,951
(Loss) from real estate joint ventures	—	—	(207)	—	(207)
Interest and other income	137	609	1,178	—	1,924

Income before income taxes	9,304	5,304	2,488	81	17,177
Provision for income taxes	3,502	2,048	900	19	6,469

Net income	$5,802	3,256	1,588	62	10,708

Inventory of real estate	$378,377	154,488	9,565	(17,127)	525,303

Total assets	$406,241	217,673	180,147	(17,127)	786,934

Total debt	$189,095	55,760	71,140	—	315,995

Three Months Ended			Other
September 30, 2004	Homebuilding	Land	Operations	Eliminations	Total

Revenues
Sales of real estate	$112,431	20,163	779	(480)	132,893
Title and mortgage operations	1,164	—	—	—	1,164

Total revenues	113,595	20,163	779	(480)	134,057

Costs and expenses
Cost of sales of real estate	88,499	10,085	1,118	(1,189)	98,513
Selling, general and administrative expenses	12,269	2,652	2,377	—	17,298
Other expenses	3,221	500	1	—	3,722

Total costs and expenses	103,989	13,237	3,496	(1,189)	119,533

Earnings from Bluegreen Corporation	—	—	5,790	—	5,790
Earnings (loss) from real estate joint ventures	18	—	(43)	—	(25)
Interest and other income	1,539	315	125	—	1,979

Income before income taxes	11,163	7,241	3155	709	22,268
Provision for income taxes	4,318	2,799	1,217	274	8,608

Net income	$6,845	4,442	1,938	435	13,660

Inventory of real estate	$309,841	123,893	12,153	(17,583)	428,304

Total assets	$357,893	179,049	132,778	(17,583)	652,137

Total debt	$164,706	48,696	46,944	—	260,346

Nine Months Ended			Other
September 30, 2005	Homebuilding	Land	Operations	Eliminations	Total

Revenues
Sales of real estate	$335,756	84,614	14,709	(599)	434,480
Title and mortgage operations	2,857	—	—	—	2,857

Total revenues	338,613	84,614	14,709	(599)	437,337

Costs and expenses
Cost of sales of real estate	265,118	38,055	12,505	(2,087)	313,591
Selling, general and administrative expenses	42,095	8,831	11,749	—	62,675
Other expenses	2,713	677	—	—	3,390

Total costs and expenses	309,926	47,563	24,254	(2,087)	379,656

Earnings from Bluegreen Corporation	—	—	12,818	—	12,818
Earnings (loss) from real estate joint ventures	104	—	(179)	—	(75)
Interest and other income	550	1,455	2,694	—	4,699

Income before income taxes	29,341	38,506	5,788	1,488	75,123
Provision for income taxes	11,056	14,860	2,055	574	28,545

Net income	$18,285	23,646	3,733	914	46,578

Inventory of real estate	$378,377	154,488	9,565	(17,127)	525,303

Total assets	$406,241	217,673	180,147	(17,127)	786,934

Total debt	$189,095	55,760	71,140	—	315,995

Nine Months Ended			Other
September 30, 2004	Homebuilding	Land	Operations	Eliminations	Total

Revenues
Sales of real estate	$316,100	77,061	4,908	(24,123)	373,946
Title and mortgage operations	3,473	—	—	—	3,473

Total revenues	319,573	77,061	4,908	(24,123)	377,419

Costs and expenses
Cost of sales of real estate	248,830	33,755	5,325	(12,056)	275,854
Selling, general and administrative expenses	35,406	7,930	6,897	—	50,233
Other expenses	4,615	558	25	—	5,198

Total costs and expenses	288,851	42,243	12,247	(12,056)	331,285

Earnings from Bluegreen Corporation	—	—	10,651	—	10,651
Earnings from real estate joint ventures	3,350	—	2,362	—	5,712
Interest and other income	1,654	1,332	320	—	3,306

Income before income taxes	35,726	36,150	5,994	(12,067)	65,803
Provision for income taxes	13,790	13,954	2,312	(4,655)	25,401

Net income	$21,936	22,196	3,682	(7,412)	40,402

Inventory of real estate	$309,841	123,893	12,153	(17,583)	428,304

Total assets	$357,893	179,049	132,778	(17,583)	652,137

Total debt	$164,706	48,696	46,944	—	260,346

12. Parent Company Financial Statements
     The parent company unaudited condensed statements of financial condition at September 30, 2005 and December 31, 2004, and unaudited condensed statements of income for the three and nine months ended September 30, 2005 and 2004 are shown below (in thousands):
Condensed Statements of Financial Condition

	September 30,	December 31,
	2005	2004
Total assets	$425,907	370,781

Total liabilities	$85,454	75,992
Total shareholders’ equity	340,453	294,789

Total liabilities and shareholders’ equity	$425,907	370,781

Condensed Statements of Income

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
Earnings from Bluegreen Corporation	$5,951	5,790	12,818	10,651
Earnings (loss) from real estate joint ventures	(206)	(43)	(194)	2,343
Other revenues	757	95	1,194	155
Costs and expenses	3,687	2,441	10,952	6,979

Income before income taxes	2,815	3,401	2,866	6,170
Provision for income taxes	1,026	1,312	927	2,380

Net income before undistributed earnings from consolidated subsidiaries	1,789	2,089	1,939	3,790
Earnings from consolidated subsidiaries, net of income taxes	8,919	11,571	44,639	36,612

Net income	$10,708	13,660	46,578	40,402

     Cash dividends received from subsidiaries for the nine months ended September 30, 2005 and 2004 were $14.2 million and $7.1 million, respectively. Some of the subsidiaries’ borrowings contain covenants that, among other things, may have the effect of limiting dividends that can be paid by the subsidiaries to Levitt Corporation.
13. New Accounting Pronouncements
     In December 2004, the FASB issued SFAS No. 152, Accounting for Real Estate Time-Sharing Transactions. This Statement amends SFAS No. 66, Accounting for Sales of Real Estate, and SFAS No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, in association with the issuance of the AICPA’s SOP 04-2, Accounting for Real Estate Time-Sharing Transactions. SOP 04-2 was issued to address the diversity in practice caused by a lack of guidance specific to real estate time-sharing transactions. Bluegreen has publicly disclosed that the provisions of SFAS No. 152 and SOP 04-2 become effective for Bluegreen on January 1, 2006. Bluegreen has also publicly disclosed that “the adoption of the SOP will result in a one-time, non-cash, cumulative effect of change in accounting principle charge of $2.5 million to $4.0 million, or $.08 — $.13 per share, in the first quarter of 2006”. The charge will be reflected as a “Cumulative Effect of a Change in Accounting Principle” in Bluegreen’s consolidated financial statements and will be reflected in the Company’s equity in the earnings of Bluegreen. Since Bluegreen has indicated a range of the impact without certainty to the charge on its consolidated financial statements, management of the Company can give no assurance as to the final impact of these standards on its consolidated financial statements.
     In December 2004, the FASB issued SFAS No. 123 (R), Share-Based Payments. This Statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement eliminates the accounting for share-based transactions under APB Opinion No. 25 and its related interpretations and requires that all share based payments be accounted for using a fair value method. This Statement will be effective for the Company in 2006. Management is currently reviewing the effect of SFAS No. 123 (R) on the Company’s consolidated finance statements and will adopt this standard effective January 1, 2006.
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
14. Litigation
     On May 26, 2005 a suit was filed in the 9th Judicial Circuit in and for Orange County, Florida against the Company in Frank Albert, Dorothy Albert, et al. v. Levitt and Sons, LLC, a Florida limited liability company, Levitt Homes, LLC, a Florida limited liability company, Levitt Corporation, a Florida corporation, Levitt Construction Corp. East, a Florida corporation and Levitt and Sons, Inc., a Florida corporation. The suit purports to be a class action on behalf of 95 named plaintiffs residing in approximately 65 homes located in one of the Company’s communities in Central Florida. The complaint alleges: breach of contract, breach of implied covenant of good faith and fair dealing; failure to disclose latent defects; breach of express warranty; breach of implied warranty; violation of building code; deceptive and unfair trade practices; negligent construction; and negligent design. Plaintiffs seek certification as a class, or in the alternative to divide into sub-classes, unspecified damages alleged to range from $50,000 to $400,000 per house, costs and attorneys’ fees. Plaintiffs seek a trial by jury. While there is no assurance that the Company will be successful, the Company believes it has valid defenses and is engaged in a vigorous defense of the action.
     In October 2005, the Company’s subsidiary, Levitt and Sons, LLC, reached a settlement of all claims previously pending in the law suit filed by Smith & Company in December 2000 (the “Smith Settlement”) against a joint venture in which Levitt and Sons, LLC had an equity interest. In connection with the Smith Settlement, the Company recorded an additional accrual of $830,000, principally to cover attorneys’ fees and settlement costs in the case and in October, 2005 disbursed the amounts payable pursuant to the Smith Settlement.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The objective of the following discussion is to provide an understanding of the financial condition and results of operations of Levitt Corporation and its wholly owned subsidiaries (“Levitt”, or the “Company”) as of and for the three and nine months ended September 30, 2005 and 2004. The Company may also be referred to as “we,” “us,” or “our.” We engage in homebuilding, land development and other real estate activities through Levitt and Sons, LLC (“Levitt and Sons”), Core Communities, LLC (“Core Communities”) and other operations, which include Levitt Commercial, LLC (“Levitt Commercial”), an investment in Bluegreen Corporation (“Bluegreen”) and investments in real estate projects through subsidiaries and joint ventures. Acquired in December 1999, Levitt and Sons is a developer of single-family home and townhome communities and condominiums. Levitt and Sons includes the operations of Bowden Building Corporation, a developer of single family homes based in Tennessee, which was acquired in April 2004. Core Communities is currently developing Tradition Florida, located in Port St. Lucie, Florida, which is planned to ultimately include more than 8,000 total acres, including approximately five miles of frontage on Interstate 95. Additionally, Core Communities purchased two parcels of land in Jasper County, South Carolina for the development of a new master-planned community. This new community currently encompasses more than 5,300 acres, and is planned to include residential units and commercial space, in addition to recreational areas, educational facilities and emergency services.
     Levitt Commercial specializes in the development of industrial properties. Bluegreen is a New York Stock Exchange-listed company engaged in the acquisition, development, marketing and sale of ownership interests in primarily “drive-to” vacation resorts, and the development and sale of golf communities and residential land.
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
Executive Overview
     Management evaluates the performance and prospects of the Company and its subsidiaries using a variety of financial and non-financial measures. The key financial measures utilized to evaluate historical operating performance include revenues from sales of real estate, cost of sales of real estate, margin (which we measure as revenues from sales of real estate minus cost of sales of real estate), margin percentage (which we measure as margin divided by revenues from sales of real estate), income before taxes and net income. Non-financial measures used to evaluate historical performance include the number and value of new orders executed, the number of housing starts, the average selling price of our homes and the number of homes delivered. In evaluating the Company’s future prospects, management considers non-financial information such as the number of homes and acres in backlog (which we measure as homes or land subject to executed sales contracts) and the aggregate value of those contracts. Additionally, we monitor the number of properties remaining in inventory and under contract to be purchased relative to our sales and construction trends. The Company’s ratio of debt to shareholders’ equity and cash requirements are also considered when evaluating the Company’s future prospects as are general economic factors and interest rate trends. Some of the above measures are discussed in the following sections as they relate to our operating results, financial position and liquidity. The list of measures above is not an exhaustive list, and management may from time to time utilize additional financial and non-financial information or may not use the measures listed above.
Impact of Historical Growth on Operations and Future Prospects
     Due in large part to stronger than expected sales of new homes in prior periods, we experienced production challenges in some of our homebuilding communities that led to extended delivery cycles beyond our 12-month target. As a direct response to these challenges, we began intentionally slowing sales throughout our Florida communities beginning in the third quarter of 2004. We also engaged outside consultants to assist the Company in reviewing our organizational structure and production and operational practices, and we anticipate the implementation of the results of our review will be reflected in the Company’s results of operations starting in 2006. The Company’s current results of operations reflect the Company’s decision to slow its previous high rate of growth. While the value of our backlog has grown in comparison to December 31, 2004 because of higher average selling prices, the backlog of units is lower than the September 30, 2004 level based upon this decision. Inventories of homes available for sale, depleted by rapid sales in 2004, are being replenished with the opening of new communities. The Company continues to expand its lot inventory in Florida, Georgia and Tennessee; new communities have recently opened in each of those locations. In addition, the Company has entered into contracts to acquire approximately 5,540 additional units to support future growth in 2006 and beyond. The backlog is expected to grow in the future with the increase in sales associated with more homes available for sale. The average selling prices of our homes continue to show healthy increases and our overall margin percentages have resisted compression due primarily to the favorable selling conditions existing in the Florida markets where the majority of our operations are currently located.

Impact of Increasing Costs and Supply Constraints
     Our business operations are subject to competition for labor (both direct and subcontracted) and raw materials and are also affected by supply and delivery constraints. Continued strength in the homebuilding industry and the commercial and condominium construction markets and increases in fuel prices have resulted in higher prices of most building materials, including lumber, drywall, steel, concrete, roofing materials, pipe and asphalt. We compete with other real estate developers—regionally, nationally and globally—for both materials and labor. In addition, local materials suppliers periodically limit the allocation of their product which slows our production process and forces us to obtain those materials from other suppliers, typically at higher prices. We occasionally are faced with spot shortages of certain materials. We expect certain building materials will become more scarce and possibly subject to supply allocations in response to the anticipated rebuilding activities in the Gulf States and Florida following Hurricanes Katrina, Rita and Wilma. Currently, our operations have not suffered material disruptions as a result of the 2005 hurricane season, but future allocations or supply shortages could adversely impact our operations or restrict our ability to expand in certain markets. Without corresponding increases in the sales prices of our real estate inventories (both land and finished homes), increasing materials and labor costs associated with land development and home building will negatively affect our future operating results.
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

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2005	2004	Change	2005	2004	Change
(In thousands)	(Unaudited)			(Unaudited )
Revenues
Sales of real estate	$128,520	132,893	(4,373)	434,480	373,946	60,534
Title and mortgage operations	962	1,164	(202)	2,857	3,473	(616)

Total revenues	129,482	134,057	(4,575)	437,337	377,419	59,918

Costs and expenses
Cost of sales of real estate	98,455	98,513	(58)	313,591	275,854	37,737
Selling, general and administrative expenses	20,070	17,298	2,772	62,675	50,233	12,442
Other expenses	1,448	3,722	(2,274)	3,390	5,198	(1,808)

Total costs and expenses	119,973	119,533	440	379,656	331,285	48,371

Earnings from Bluegreen Corporation	5,951	5,790	161	12,818	10,651	2,167
Earnings (loss) from real estate joint ventures	(207)	(25)	(182)	(75)	5,712	(5,787)
Interest and other income	1,924	1,979	(55)	4,699	3,306	1,393

Income before income taxes	17,177	22,268	(5,091)	75,123	65,803	9,320
Provision for income taxes	6,469	8,608	(2,139)	28,545	25,401	3,144

Net income	$10,708	13,660	(2,952)	46,578	40,402	6,176

Three Months Ended September 30, 2005 Compared to the Same 2004 Period:
     Consolidated net income decreased 22% to $10.7 million during the three months ended September 30, 2005, from $13.7 million during the same 2004 period. The decrease in net income primarily resulted from a decrease in sales of real estate by our Homebuilding and Land Divisions. Also contributing to the decrease in net income were an increase in selling, general and administrative expenses and a decrease in earnings from joint ventures. These decreases in net income were partially offset by a decrease in other expenses.
     Revenues from sales of real estate decreased 3% to $128.5 million during the three months ended September 30, 2005, from $132.9 million during the same 2004 period. The slight decrease was attributable to a decrease in home deliveries by our Homebuilding Division and land sales by our Land Division. During the three months ended September 30, 2005, 439 homes were delivered, compared to 534 homes delivered in the same 2004 period. During the three months ended September 30, 2005, 109 acres were sold to third parties, compared to 133 acres sold to third parties during the same 2004 period.
     Profits recognized by the Land Division from sales to the Homebuilding Division are deferred until the Homebuilding Division delivers homes on those properties to third parties, at which time the deferred profit is credited against consolidated cost of sales. Previously deferred profits of $68,000 related to other land sales by our Land Division to our Homebuilding Division were recognized as income during the three months ended September 30, 2005, compared to $710,000 during the same 2004 period. At September 30, 2005, $82,000 of deferred profit related to these other land sales remained, and is expected to be recognized by the end of 2005.

     Selling, general and administrative expenses increased 16% to $20.1 million during the three months ended September 30, 2005, from $17.3 million during the same 2004 period. The increase was attributable primarily to an increase in employee compensation and benefits costs associated with new hires in Central and South Florida (including the Company’s headquarters) and the continued expansion of homebuilding activities into North Florida, Georgia and South Carolina. The number of our full time employees increased to 626 at September 30, 2005, from 479 at September 30, 2004. As a percentage of total revenues, selling, general and administrative expenses increased to 16% during the three months ended September 30, 2005, from 13% during the same 2004 period due to the increases in spending coupled with the decline in total revenues.
     Other expense decreased to $1.4 million during the three months ended September 30, 2005, from $3.7 million during the same 2004 period. The decrease was due to certain non-recurring expenses recorded in 2004, including a charge of $2.9 million, net of projected insurance recoveries, to account for the estimated costs of remediating hurricane related damage in the Company’s Florida operations. During the quarter ended September 30, 2005, other expenses were comprised of mortgage operations expense, and an additional reserve recorded to account for our share of costs associated with a litigation settlement (see note 14 to financial statements).
     Interest incurred and capitalized on notes and mortgage notes payable totaled $4.9 million during the three months ended September 30, 2005, compared to $3.1 million interest incurred and $2.9 million interest capitalized during the same 2004 period. Interest incurred increased as a result of an increase in the average interest rate on our variable-rate borrowings as well as a $55.7 million increase in our borrowings from September 30, 2004. Most of our variable-rate borrowings are indexed to the Prime Rate, which increased to 6.75% at September 30, 2005, from 4.75% at September 30, 2004. At the time of home closings and land sales, the capitalized interest allocated to such inventory is charged to cost of sales. Cost of sales of real estate during the three months ended September 30, 2005 and 2004 included previously capitalized interest of $2.1 million and $2.3 million, respectively.
     Bluegreen’s reported net income during the three months ended September 30, 2005 was $18.7 million, compared to $16.3 million during the same 2004 period. Our interest in Bluegreen’s earnings, net of purchase accounting adjustments, was $6.0 million and $5.8 million during each of those respective periods. At September 30, 2005 and 2004, the 9.5 million shares of Bluegreen that we own represented approximately 31% and 36%, respectively, of the outstanding shares of Bluegreen.
     Interest and other income remained relatively unchanged at $1.9 million during the three months ended September 30, 2005, compared to $2.0 million during the same 2004 period.
     Real estate joint ventures experienced a loss of $207,000 during the three months ended September 30, 2005, as compared to a $25,000 loss during the same 2004 period. The higher loss was due to an impairment reserve of $206,000 recorded on the Grand Harbor Joint Venture which is currently planning to close operations.
Nine Months Ended September 30, 2005 Compared to the Same 2004 Period:
     Consolidated net income increased 15% to $46.6 million during the nine months ended September 30, 2005, from $40.4 million during the same 2004 period. The increase is primarily attributable to the first quarter 2005 bulk sale of five non-contiguous parcels of land adjacent to Tradition, Florida consisting of a total of 1,294 acres for $64.7 million, an increase in Levitt Commercial earnings, and from higher earnings from Bluegreen. These increases were partially offset by an increase in selling, general and administrative expenses and a decrease in earnings from real estate joint ventures.

     Revenues from sales of real estate increased 16% to $434.5 million during the nine months ended September 30, 2005, from $373.9 million during the same 2004 period. As noted above, the increase is primarily attributable to the first quarter bulk land sale. Also contributing to the increase was increased revenue in our homebuilding division. Revenues from home sales increased to $335.8 million for the nine months ended September 30, 2005 as compared to $316.1 million for the same 2004 period. Revenues were primarily higher due to an 11% increase in the average sales price of homes delivered in the nine months ended September 30, 2005.
     Previously deferred profits of $1.5 million related to land sales by our Land Division to our Homebuilding Division were recognized as income during the nine months ended September 30, 2005, compared to $3.1 million during the same 2004 period. During the three months ended June 30, 2004, the Land Division sold 448 acres to the Homebuilding Division for $23.4 million, of which the entire $14.4 million pre-tax profit was deferred and remains deferred at September 30, 2005.
     Selling, general and administrative expenses increased 19% to $42.1 million during the nine months ended September 30, 2005, from $35.4 million during the same 2004 period. The increase was attributable to higher employee compensation and benefits, and an increase in professional fees. The increase in compensation expense was primarily associated with the increased headcount as discussed above. In addition, expenses incurred during the nine months ended September 30, 2005 reflect the full inclusion of Bowden’s operations, which operations were included commencing with its acquisition in May 2004. As a percentage of total revenues, our selling, general and administrative expenses were relatively stable during the 2005 and 2004 periods at 12% and 11%, respectively.
     Interest incurred on notes and mortgage notes payable totaled $12.6 million during the nine months ended September 30, 2005, compared to $7.4 million during the same 2004 period. Interest incurred increased due to an increase in the average interest rate on our variable-rate borrowings as discussed earlier. Interest capitalized was $12.6 million during the nine months ended September 30, 2005 and $7.2 million during the same 2004 period. Cost of sales of real estate during the nine months ended September 30, 2005 and 2004 included previously capitalized interest of $7.4 million and $6.9 million, respectively.
     Bluegreen’s reported net income during the nine months ended September 30, 2005 was $39.5 million, compared to $30.1 million during the same 2004 period. Our interest in Bluegreen’s earnings, net of purchase accounting adjustments, was $12.8 million and $10.7 during each of those respective periods.
     Interest and other income increased to $4.7 million during the nine months ended September 30, 2005, from $3.3 million during the same 2004 period primarily due to an increase in rental income and higher balances of interest-earning deposits at various financial institutions, and a non-recurring contingent termination payment received from a previously dissolved partnership.
     Real estate joint ventures generated a $75,000 loss during the nine months ended September 30, 2005, as compared to $5.7 million of earnings during the same 2004 period. During the nine months ended September 30, 2004, earnings from real estate joint ventures included the sale of an apartment complex and deliveries of homes and condominium units. During the nine months ended September 30, 2005, there were no unit deliveries by the Company’s joint ventures as they were winding down operations. Further, the Company recorded a reserve for Grand Harbor as discussed above.

HOMEBUILDING DIVISION RESULTS OF OPERATIONS

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2005	2004	Change	2005	2004	Change
(In thousands, except unit information)	(Unaudited)			(Unaudited)
Revenues
Sales of real estate	$110,674	112,431	(1,757)	335,756	316,100	19,656
Title and mortgage operations	962	1,164	(202)	2,857	3,473	(616)

Total revenues	111,636	113,595	(1,959)	338,613	319,573	19,040

Costs and expenses
Cost of sales of real estate	87,266	88,499	(1,233)	265,118	248,830	16,288
Selling, general and administrative expenses	13,755	12,269	1,486	42,095	35,406	6,689
Other expenses	1,448	3,221	(1,773)	2,713	4,615	(1,902)

Total costs and expenses	102,469	103,989	(1,520)	309,926	288,851	21,075

Earnings from real estate joint ventures	—	18	(18)	104	3,350	(3,246)
Interest and other income	137	1,539	(1,402)	550	1,654	(1,104)

Income before income taxes	9,304	11,163	(1,859)	29,341	35,726	(6,385)
Provision for income taxes	3,502	4,318	(816)	11,056	13,790	(2,734)

Net income	$5,802	6,845	(1,043)	18,285	21,936	(3,651)

Homes delivered (units)	439	534	(95)	1,388	1,451	(63)
Construction starts (units)	545	461	84	1,370	1,945	(575)
Average selling price of homes delivered	$252	211	41	242	218	24
Margin percentage on homes delivered	21.2%	21.3%	(0.1%)	21.0%	21.3%	(0.2%)
New sales contracts (units)	243	357	(114)	1,277	1,365	(88)
New sales contracts (value)	$82,725	87,194	(4,469)	381,880	351,354	30,526
Backlog of homes (units)	1,703	2,175	(472)	1,703	2,175	(472)
Backlog of homes (value)	$494,836	528,281	(33,445)	494,836	528,281	(33,445)
Three Months Ended September 30, 2005 Compared to the Same 2004 Period:
     The value of new orders decreased 5.1% to $82.7 million during the three months ended September 30, 2005 from $87.2 million during the same 2004 period. The average sales price of new home orders increased 39% during the three months ended September 30, 2005 to $340,000, from $244,000 during the same 2004 period. Higher selling prices are primarily a reflection of the continued strength of the Florida market, the sale of model homes in communities where we are winding up sales, and the shift in our Tennessee operations away from the first time buyer to a higher end customer. During the three months ended September 30, 2005, new unit orders decreased to 243 units, from 357 units during the same 2004 period. The decrease in new unit orders was the result of our decision to slow the pace of sales in an effort to better manage the sales-to-delivery process as well as the life cycle of available for sale inventories in our existing and future communities. Construction starts declined primarily due to the timing of sales and scheduled construction cycles. We believe that our inventory of homes available for sale, new orders and construction starts will improve as we open new communities and implement our inventory management and production strategies. The average sales price of the homes in backlog at September 30, 2005 increased 20% to $291,000, from $243,000 at September 30, 2004.

     Revenues from home sales decreased 2% to $110.7 million during the three months ended September 30, 2005, from $112.4 million during the same 2004 period. The decrease is a result of a decline in home deliveries to 439 units delivered at an average sales price of $252,000 during the three months ended September 30, 2005, from 534 units delivered at an average sales price of $211,000 during the same 2004 period. The decrease in home deliveries during the three months ended September 30, 2005 was primarily attributable to a decrease in home deliveries by our Florida operations to 324 units delivered, from 404 units delivered during the 2004 period. Additionally, during the three months ended September 30, 2005 home deliveries by our Tennessee operations decreased to 115 units delivered, from 130 units delivered during the same 2004 period. The decrease in Florida deliveries was primarily attributable to a reduction of sales activities as well as construction starts in the prior year.
     Cost of sales decreased $1.2 million to $87.3 million during the three months ended September 30, 2005, from $88.5 million during the same 2004 period, due primarily to the decrease in home deliveries. Cost of sales was also affected by increased construction costs, as the costs of labor and building materials continue to rise. While we may be able to increase our selling prices in future sales to absorb these increased costs, the sales prices of homes in our backlog cannot be increased and the margins on the delivery of homes in backlog may be adversely affected by this trend. We are now generally requiring a contractual provision in new sales contracts with our customers that enables us to pass along costs that exceed 3% of our expected costs, up to $10,000 per house. This provision was implemented late in the third quarter of 2005 in response to rising cost trends associated with ongoing demand, higher final prices, and the uncertain effect on the availability of labor and materials associated with hurricane repairs in the Gulf Coast and Florida.
     Margin percentage decreased slightly during the three months ended September 30, 2005 to 21.2%, from 21.3% during the same 2004 period. We anticipate a greater proportion of deliveries in our family communities in the final quarter of 2005 which, in combination with ongoing cost pressures, will likely maintain pressure on our margins through the end of the fiscal year.
     Selling, general and administrative expenses increased 12% to $13.7 million during the three months ended September 30, 2005, from $12.3 million during the same 2004 period. The increase was attributable to increased employee compensation and benefits costs associated with new hires in Central and South Florida, and the continued expansion of homebuilding activities into North Florida, Georgia and South Carolina. Also, we continued to expand our Homebuilding Division operations in the Jacksonville, Florida, Atlanta, Georgia, Myrtle Beach, South Carolina and Nashville, Tennessee markets, incurring administrative start-up costs, including advertising. The incurrence of these costs in advance of revenues may adversely affect our operating results in the short term. As a percentage of total revenues, our selling, general and administrative expense was approximately 12% during the three months ended September 30, 2005, compared to 11% during the same 2004 period.
     Interest incurred and capitalized on notes and mortgages payable totaled $3.0 million during the three months ended September 30, 2005, compared to $1.9 million incurred and $1.7 million capitalized during the same 2004 period. Interest incurred increased as a result of an increase in the average interest rate on our variable-rate borrowings and an increase in borrowings as described earlier. Cost of sales of real estate during the three months ended September 30, 2005 and 2004 included previously capitalized interest of $1.4 million and $1.9 million, respectively.
     Other expense decreased to $1.4 million during the three months ended September 30, 2005, from $3.2 million during the same 2004 period. The decrease was due to certain non-recurring expenses recorded in 2004, including a charge of $2.9 million, net of projected insurance recoveries, to account for the estimated costs of remediating hurricane related damage in the Company’s Florida operations. During the quarter ended September 30, 2005, other expenses were comprised of mortgage operations expense, and an additional reserve recorded to account for our share of costs associated with a litigation settlement (see note 14 to financial statements).
     Interest and other income decreased to $137,000 during the nine months ended September 30, 2005, from $1.5 million during the same 2004 period. The decrease was primarily due to a one time reduction of $1.4 million for a previously accrued litigation reserve for the litigation (see note 14 to the financial statements) recorded in the quarter ended September 30, 2004.
Nine Months Ended September 30, 2005 Compared to the Same 2004 Period:
     The value of new orders increased to $381.9 million during the nine months ended September 30, 2005, from $351.3 million during the same 2004 period. The average sales price of new home orders increased 16% during the nine months ended September 30, 2005 to $299,000, from $257,000 during the same 2004 period reflecting ongoing strong demand for housing, particularly in Florida. During the nine months ended September 30, 2005, new unit orders decreased to 1,277 units, from 1,365 units during the same 2004 period based on available inventory for sale and our efforts to better align our sales and delivery objectives.
     Revenues from home sales increased 6% to $335.8 million during the nine months ended September 30, 2005, from $316.1 million during the same 2004 period. The increase is a result of an increase in the average sales price to $242,000 during the nine months ended September 30, 2005, as compared to average sales price of $218,000 during the same 2004 period. Home deliveries in Tennessee during the nine months ended September 30, 2005 increased to 330 units delivered, from 213 units delivered during the 2004 period. Our operations in Tennessee commenced in May 2004 with the acquisition of Bowden and accordingly, our results for the nine months ended September 30, 2004 only include five months of operating results. During the nine months ended September 30, 2005, home deliveries in Florida decreased to 1,058 units delivered, from 1,238 units delivered during the same 2004 period. The decrease in Florida deliveries was primarily attributable to a reduction of sales activities in prior year as well as a reduction in construction starts in the prior year as discussed above.
     Cost of sales increased $16.3 million to $265.1 million during the nine months ended September 30, 2005, from $248.8 million during the same 2004 period. The increase in cost of sales was primarily due to increased construction costs as discussed earlier. Margin percentage declined slightly during the nine months ended September 30, 2005 to 21.0%, from 21.3% during the same 2004 period. The decline was primarily attributable to a change in mix of community types and markets served by our Homebuilding Division as discussed above.
     Selling, general and administrative expenses increased 19% to $42.1 million during the nine months ended September 30, 2005, from $35.4 million during the same 2004 period. The growth in selling, general and administrative expenses primarily resulted from the inclusion of Bowden expenses for the nine months ended in 2005, yet only for five months in same period in 2004, and higher employee compensation associated with new hires and benefits as discussed above. As a percentage of total revenues, our selling, general and administrative expense was approximately 12% during the nine months ended September 30, 2005, compared to 11% during the same 2004 period.
     Interest incurred and capitalized on notes and mortgages payable totaled $7.5 million during the nine months ended September 30, 2005, compared to $4.5 million incurred and $4.3 million capitalized during the same 2004 period. Interest incurred increased as a result of an increase in the average interest rate on our variable-rate borrowings. Cost of sales of real estate during the nine months ended September 30, 2005 and 2004 included previously capitalized interest of $4.8 million and $5.5 million respectively.
     Other expense decreased to $2.7 million during the nine months ended September 30, 2005, from $4.6 million during the same 2004 period. During the quarter ended September 30, 2004, the Company recorded a charge of $2.8 million, net of projected insurance recoveries, to account for the estimated costs of remediating hurricane related damage in the Homebuilding Division’s Florida operations. During the nine ended September 30, 2005 other expenses included an $830,000 reserve recorded for the Smith litigation settlement (see note 14 to financial statements).
     Interest and other income decreased to $550,000 during the nine months ended September 30, 2005, from $1.7 million during the same 2004 period. The decrease is primarily due to the reduction of a previously accrued litigation reserve for the Smith litigation recorded in the nine months ended September 30, 2004. Interest and other income recorded in the nine months ended September 30, 2005 was consistent with 2004 excluding this reversal.
LAND DIVISION RESULTS OF OPERATIONS

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
	2005	2004	Change	2005	2004	Change
(In thousands, except acres information)	(Unaudited)			(Unaudited)
Revenues
Sales of real estate	$17,914	20,163	(2,249)	84,614	77,061	7,553

Total revenues	17,914	20,163	(2,249)	84,614	77,061	7,553

Costs and expenses
Cost of sales of real estate	10,783	10,085	698	38,055	33,755	4,300
Selling, general and administrative expenses	2,436	2,652	(216)	8,831	7,930	901
Other expenses	—	500	(500)	677	558	119

Total costs and expenses	13,219	13,237	(18)	47,563	42,243	5,320

Interest and other income	609	315	294	1,455	1,332	123

Income before income taxes	5,304	7,241	(1,937)	38,506	36,150	2,356
Provision for income taxes	2,048	2,799	(751)	14,860	13,954	906

Net income	$3,256	4,442	(1,186)	23,646	22,196	1,450

Acres sold	109	133	(24)	1,413	919	494
Margin percentage	39.8%	50.0%	(10.2)%	55.0%	56.2%	(1.2%)
Unsold acres (gross)	12,325	8,632	3,693	12,325	8,632	3,693
Acres subject to sales contracts	435	711	(276)	435	711	(276)
Acres subject to sales contracts ($ sales value)	$43,427	58,657	(15,230)	43,427	58,657	(15,230)
     Land Division revenues have historically been generated primarily from two master-planned communities located in St. Lucie County, Florida — St. Lucie West and Tradition. Development activity in St. Lucie West is substantially complete, with 13 acres of inventory remaining at September 30, 2005, of which 9 acres were subject to firm sales contracts as of that date. The master-planned community, Tradition, now encompasses more than 8,000 total acres, including approximately 5,900 net saleable acres. Approximately 1,750 acres had been sold or were subject to firm sales contracts with various homebuilders as of September 30, 2005.

     During the quarter ended September 30, 2005, our Land Division purchased two parcels of land in Jasper County, South Carolina for a combined purchase price of approximately $42.4 million to develop a master-planned community. This South Carolina community is currently entitled to include up to 9,500 residential units and up to 1.5 million feet of commercial space, in addition to recreational areas, educational facilities and emergency services. The master-planned community now encompasses more than 5,300 total acres, including approximately 3,000 net saleable acres. Development activity is anticipated to begin in 2006.
     We have historically realized between 40% and 60% margin percentage on Land Division sales. Margins on individual transactions fluctuate based upon changing sales prices and costs attributable to the land sold. The sales price of land sold varies depending upon: the location; the parcel size; whether the parcel is sold as raw land, partially developed land or individually developed lots; the degree to which the land is entitled; and whether the ultimate use of land is residential or commercial. The cost of sales of real estate is dependent upon the original cost of the land acquired, the timing of the acquisition of the land, and the amount of development and carrying costs capitalized to the particular land parcel, including allocations of various estimated costs attributable to the project as a whole. Future margins will continue to vary in response to these and other market factors. These factors and the opportunistic nature of the business can lead to extreme variability in quarter to quarter results. While the Company believes that current demand for property at Tradition is strong, a significant reduction of future demand in the residential real estate market could negatively impact our land development operations.
Three Months Ended September 30, 2005 Compared to the Same 2004 Period:
     Revenues decreased to $17.9 million during the three months ended September 30, 2005, from $20.2 million during the same 2004 period. During the three months ended September 30, 2005, 109 acres were sold at an average margin of 39.8% compared to 133 acres sold during the same 2004 period at an average margin of 50.0%. The decrease in margin is attributable to the mix of acreage sold, with an increase in 2005 of finished lot sales and lower commercial property sales from St. Lucie West . The margin percentage on finished lot sales tends to be lower because the incremental profit on development costs is lower. While yielding a lower margin percentage, the Company generates more margin dollars which enhances overall profitability.
     Selling, general and administrative expenses decreased 8% to $2.4 million during the three months ended September 30, 2005, from $2.7 million during the same 2004 period. The decrease in selling, general and administrative expenses primarily reflects lower bonus accruals associated with the decline in profitability during the three months ended September 30, 2005.
     Interest incurred and capitalized during the three months ended September 30, 2005 and 2004 was $569,000 and $592,000 respectively. Cost of sales of real estate did not include any previously capitalized interest during the three months ended September 30, 2005, compared to $35,000 during the same 2004 period.
Nine Months Ended September 30, 2005 Compared to the Same 2004 Period:
     Revenues increased 9.8% to $84.6 million during the nine months ended September 30, 2005, from $77.1 during the same 2004 period. During the nine months ended September 30, 2005, we sold 1,413 acres at an average margin of 55.0%. The most notable sale during the nine months ended September 30, 2005 was the bulk sale in the first quarter of five non-contiguous parcels of land adjacent to Tradition, consisting of a total of 1,294 acres for $64.7 million. Additionally, during the nine months ended September 30, 2004 the Company sold 448 acres in Tradition to the Homebuilding Division which generated revenue of $23.4 million and margin of $14.4 million. This transaction, which is included in the above table for the nine months ended September 30, 2004, was eliminated in consolidation, and the associated profit was deferred.
     Selling, general and administrative expenses increased 11% to $8.8 million during the nine months ended September 30, 2005, from $7.9 million during the same 2004 period reflecting the timing of bonus accruals tied to a performance bonus plan and additional costs associated with our expansion into South Carolina. As a percentage of total revenues, our selling, general and administrative expenses remained at 10% during the nine months ended September 30, 2005 and 2004.
     Interest incurred and capitalized during the nine months ended September 30, 2005 and 2004 was $1.5 and $1.2 million, respectively. Cost of sales of real estate during the nine months ended September 30, 2005 included previously capitalized interest of $668,000, compared to $77,000 during the same 2004 period.
OTHER OPERATIONS RESULTS OF OPERATIONS

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
	2005	2004	Change	2005	2004	Change
(In thousands)	(Unaudited)			(Unaudited)
Revenues
Sales of real estate	$—	779	(779)	14,709	4,908	9,801

Total revenues	—	779	(779)	14,709	4,908	9,801

Costs and expenses
Cost of sales of real estate	555	1,118	(563)	12,505	5,325	7,180
Selling, general and administrative expenses	3,879	2,377	1,502	11,749	6,897	4,852
Other expenses	—	1	(1)	—	25	(25)

Total costs and expenses	4,434	3,496	938	24,254	12,247	12,007

Earnings from Bluegreen Corporation	5,951	5,790	161	12,818	10,651	2,167
Earnings (loss) from real estate joint ventures	(207)	(43)	(164)	(179)	2,362	(2,541)
Interest and other income	1,178	125	1,053	2,694	320	2,374

Income before income taxes	2,488	3,155	(667)	5,788	5,994	(206)
Provision for income taxes	900	1,217	(317)	2,055	2,312	(257)

Net income	$1,588	1,938	(350)	3,733	3,682	51

     Other Operations include all other Company operations, including Levitt Commercial, parent company general and administrative expenses, earnings from our investment in Bluegreen and earnings from investments in real estate joint ventures and trusts. We currently own approximately 9.5 million shares of the common stock of Bluegreen, which represented approximately 31% of Bluegreen’s outstanding shares as of September 30, 2005. Under equity method accounting, we recognize our pro-rata share of Bluegreen’s net income or loss (net of purchase accounting adjustments) as pre-tax earnings. Bluegreen has not paid dividends to its shareholders; therefore, our earnings represent only our claim to the future distributions of Bluegreen’s earnings. Accordingly, we record a tax liability on our portion of Bluegreen’s net income. Should Bluegreen’s financial performance deteriorate, our earnings in Bluegreen would decrease concurrently and our results of operations would be adversely affected. Furthermore, a significant reduction in Bluegreen’s financial condition could result in an impairment charge against our future results of operations.
Three Months Ended September 30, 2005 Compared to the Same 2004 Period:
     During the three months ended September 30, 2005, Levitt Commercial did not deliver any flex warehouse units. During the three months ended September 30, 2004, Levitt Commercial delivered three flex warehouse units generating $779,000 of revenue. Deliveries of individual flex warehouse units by Levitt Commercial generally occur in rapid succession upon the completion of a warehouse building. Accordingly, revenues from Levitt Commercial’s development in any one quarter are not representative of the following quarters or the full year. Levitt Commercial has two flex warehouse projects currently in development that are expected to be completed during 2006, at which time we expect to begin generating additional revenues.
     Bluegreen’s reported net income during the three months ended September 30, 2005 was $18.7 million, compared to $16.3 million during the same 2004 period. Our interest in Bluegreen’s earnings, net of purchase accounting adjustments, was $6.0 million and $5.8 million during those respective periods. Purchase accounting adjustments increased our interest in Bluegreen’s earnings by $103,000 during the three months ended September 30, 2005, whereas purchase accounting adjustments decreased our interest in Bluegreen’s earnings by $26,000 during the same 2004 period.
     Selling, general and administrative expense increased 63% to $3.9 million during the three months ended September 30, 2005, from $2.4 million during the same 2004 period primarily associated with an increase in compensation and benefits resulting from an increase in employees at the parent company. The parent company had 29 employees on its payroll at September 30, 2005 compared to 13 employees at September 30, 2004. During the three months ended September 30, 2005, the parent company also incurred professional fees associated with organizational redesign, and a review of production and operational practices and procedures. We expect that these expenditures for professional fees will continue in varying amounts through the end of 2006.
     Interest incurred and capitalized on notes and mortgage notes payable totaled $1.4 million during the three months ended September 30, 2005, compared to $562,000 during the same 2004 period. The increase in interest incurred was primarily associated with an increase in notes and mortgage notes payable at the parent company and an increase in the average interest rate on our borrowings. Cost of sales of real estate includes the previously capitalized interest of $561,000 and $562,000 during the three months ended September 30, 2005 and 2004, respectively.
     Real estate joint ventures produced a $207,000 loss during the three months ended September 30, 2005, as compared to a $43,000 loss during the same 2004 period. The decline was due to an impairment reserve recorded on the Grand Harbor Joint Venture which is currently planning to close operations.

     Interest and other income increased to $1.2 million during the three months ended September 30, 2005, from $125,000 during the same 2004 period primarily due to an increase in rental income and higher balances of interest-earning deposits at various financial institutions, and revenue recorded due to a non recurring $500,000 contingent termination payment received from a previously dissolved partnership.
Nine Months Ended September 30, 2005 Compared to the Same 2004 Period:
     During the nine months ended September 30, 2005, Levitt Commercial delivered 44 flex warehouse units at two of its projects, generating revenues of $14.7 million as compared to 16 flex warehouse units during the nine months ended September 30, 2004, generating revenues of $4.9 million.
     Bluegreen’s reported net income during the nine months ended September 30, 2005 was $39.4 million, compared to $30.1 million during the same 2004 period. Our interest in Bluegreen’s earnings, net of purchase accounting and other adjustments, was $12.8 million and $10.7 during those respective periods. Purchase accounting adjustments increased our interest in Bluegreen’s earnings by $449,000 during the nine months ended September 30, 2005, whereas purchase accounting and other adjustments decreased our interest in Bluegreen’s earnings by $526,000 during the same 2004 period.
     Selling, general and administrative expense increased 70% to $11.7 million during the nine months ended September 30, 2005, from $6.9 million during the same 2004 period. During the nine months ended September 30, 2005, we incurred professional fees associated with organizational redesign and a review of production and operational practices and procedures as discussed above. We expect that these expenditures for professional fees will continue in varying amounts through the second half of 2006. Also contributing to the increase in selling, general and administrative expenses during the nine months ended September 30, 2005 were an increase in audit fees associated with Sarbanes Oxley and increased compensation and benefits expense resulting from in an increase in employees at the parent company as discussed above.
     Real estate joint ventures produced a $179,000 loss during the nine months ended September 30, 2005 as compared to earnings of $2.4 million during the same 2004 period. The earnings during the nine months ended September 30, 2004 were primarily related to the gain recognized by a joint venture on the sale of a rental apartment property in Vero Beach, Florida and earnings associated with the delivery of homes by a joint venture project in West Palm Beach, Florida. As of September 30, 2005, the joint ventures in which this operating segment participates had essentially completed their operations and were winding down as discussed above. The loss in 2005 was associated with the Grand Harbor joint venture impairment reserve.
     Interest incurred and capitalized on notes and mortgage notes payable totaled $3.5 million during the nine months ended September 30, 2005, compared to $1.7 million during the same 2004 period. The increase in interest incurred was primarily associated with an increase in notes and mortgage notes payable at the parent company and an increase in the average interest rate on our borrowings. Cost of sales of real estate includes previously capitalized interest of $1.9 million and $1.3 million during the nine months ended September 30, 2005 and 2004, respectively.
     Interest and other income increased to $2.7 million during the nine months ended September 30, 2005, from $320,000 during the same 2004 period primarily due to an increase in rental income and higher balances of interest-earning deposits at various financial institutions, and revenue recorded due to a non recurring $500,000 contingent termination payment received from a previously dissolved partnership.
FINANCIAL CONDITION
September 30, 2005 compared to December 31, 2004
     Total assets at September 30, 2005 and December 31, 2004 were $786.9 million and $678.5 million, respectively. The increase in total assets primarily resulted from:
•	an increase in inventory of real estate of approximately $111.8 million resulting primarily from land acquisitions and increases in land development and construction costs by our Homebuilding Division ($83.8 million) and our Land Division ($32.4 million), offset by a decrease in land development and construction costs by Levitt Commercial ($6.1 million);

•	an increase of approximately $13.2 million in our investment in Bluegreen Corporation primarily related to our equity in earnings and unrealized gains associated with Bluegreen’s other comprehensive income;

•	an increase of $8.9 million in property and equipment primarily related to the construction of an irrigation facility and commercial buildings in Tradition and other purchases totaling $2.6 million;

•	an increase of $3.8 million in other assets resulting primarily from a $1.9 million increase in deferred loan costs, and a $1.6 million increase in investments in unconsolidated trusts; and

•	These increases were partially offset by a decrease in cash and cash equivalents of $28.3 million, which resulted from cash used in operating activities of $61.4 million, cash used in investing activities of $11.4 million offset in part by cash provided by financing activities of $44.4 million.
     Total liabilities at September 30, 2005 and December 31, 2004 were $446.5 million and $383.7 million, respectively. The increase in total liabilities primarily resulted from:
•	an increase in customer deposits of $1.9 million resulting from an increase in the Company’s backlog value during the nine months ended September 30, 2005;

•	an increase in current income tax payable of $5.0 million resulting from the timing of quarterly estimated tax payments; and

•	an increase in total debt of $47.8 million due to an increase in junior subordinated debentures of $54.1 million, offset by a decrease in notes and mortgage notes payable of $6.3 million.

•	These increases were partially offset by a decrease in accounts payable and accrued liabilities of $4.4 million primarily related to timing of payments to our vendors.

LIQUIDITY AND CAPITAL RESOURCES
     Management assesses the Company’s liquidity in terms of its ability to generate cash to fund its operating and investment activities. During the three and nine months ended September 30, 2005, our primary sources of funds were the proceeds from the sale of real estate inventory, the issuance of trust preferred securities and borrowings from financial institutions. These funds were utilized primarily to acquire, develop and construct real estate, to service and repay borrowings and to pay operating expenses.
     The Company relies on third party financing to fund the acquisition and development of land. As previously disclosed in Note 6 to the Company’s financial statements, during the three months ended September 30, 2005 the Company’s principal operating subsidiaries, Levitt and Sons, LLC and Core Communities, LLC secured borrowing facilities with third party lenders to fund near-term growth objectives. If fully utilized, these recently secured facilities aggregate $135 million in debt, including sublimits of up to $15 million for letters of credit. As of September 30, 2005, the borrowing facilities are not fully drawn and have availability of $68.0 million. A portion of the proceeds of these loans was used to fund Core Communities’ purchase of land in South Carolina which is to be developed into a new master-planned community. All of the borrowing facilities are secured by real property and substantially all accrue interest at floating rates.
     In addition to the liquidity provided by the Company’s trust preferred securities and the credit facilities described above, we expect to continue to fund our short-term liquidity requirements through net cash provided by operations and other financing activities and our cash on hand. We expect to meet our long-term liquidity requirements for items such as acquisitions and debt service and repayment obligations primarily with net cash provided by operations and long-term secured and unsecured indebtedness. As of September 30, 2005 and December 31, 2004, we had cash and cash equivalents of $97.2 million and $125.5 million, respectively.
     At September 30, 2005, our consolidated debt totaled $316.0 million. Our principal payment obligations with respect to our debt for the 12 months beginning September 30, 2005 are anticipated to total $55.9 million. We expect to generate most of the funds to repay these amounts from sales of real estate. Some of our borrowing agreements contain provisions that, among other things, require us to maintain certain financial ratios and a minimum net worth. These requirements may limit the amount of debt that we can incur in the future and restrict the payment of dividends to us by our subsidiaries. At September 30, 2005, we were in compliance with all loan agreement financial requirements and covenants.
Off Balance Sheet Arrangements and Contractual Obligations
     In connection with the development of certain of our communities, we establish community development districts to access bond financing for the funding of infrastructure development and other projects within the community. If we were not able to establish community development districts, we would need to fund community infrastructure development out of operating income or through other sources of financing or capital. The bonds issued are obligations of the community development district and are repaid through assessments on property within the district. To the extent that we own property within a district when assessments are levied, we will be obligated to pay such assessments when they are due. As of September 30, 2005, development districts in Tradition had funds issued for $62.8 million of community development district bonds outstanding for which no assessments had been levied. As of September 30, 2005, we owned approximately 52% of the property in the districts.

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
     The following table summarizes our contractual obligations as of September 30, 2005 (in thousands):

		Payments due by period
		Less than	2 - 3	4 - 5	More than
Category	Total	1 year	Years	Years	5 years
Long-term debt obligations	$315,995	55,968	114,450	37,037	108,540
Operating lease obligations	3,422	1,186	1,789	447	—
Purchase obligations	156,717	146,848	9,869	—	—

Total Obligations	$476,134	204,002	126,108	37,484	108,540

     Long-term debt obligations consist of notes, mortgage notes and bonds payable. Operating lease obligations consist of rent commitments. Purchase obligations consist of contracts to acquire real estate properties for development and sale for which due diligence has been completed and our deposit is committed; however our liability for not completing the purchase of any such property is generally limited to the deposit we made under the relevant contract. As of September 30, 2005, aggregate deposits at risk total $5.9 million.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
     Market risk is defined as the risk of loss arising from adverse changes in market valuations that arise from interest rate risk, foreign currency exchange rate risk, commodity price risk and equity price risk. We have a risk of loss associated with our borrowings as we are subject to interest rate risk on our long-term debt. At September 30, 2005, we had $237.0 million in borrowings with adjustable rates tied to the Prime Rate and/or LIBOR rates and $78.9 million in borrowings with fixed or initially-fixed rates. Consequently, the impact on our variable rate debt from changes in interest rates may affect our earnings and cash flows but would generally not impact the fair value of such debt. With respect to fixed rate debt, changes in interest rates generally affect the fair market value of the debt but not our earnings or cash flow.
     Assuming the variable rate debt balance of $237.0 million outstanding at September 30, 2005 (which does not include the Junior Subordinated Debentures, which are initially fixed-rate obligations) were to remain constant, each one percentage point increase in interest rates would increase the interest incurred by us by approximately $2.4 million per year.

NEW ACCOUNTING PRONOUNCEMENTS
     In December 2004, the FASB issued SFAS No. 152, Accounting for Real Estate Time-Sharing Transactions. This Statement amends SFAS No. 66, Accounting for Sales of Real Estate, and SFAS No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, in association with the issuance of the AICPA’s SOP 04-2, Accounting for Real Estate Time-Sharing Transactions. SOP 04-2 was issued to address the diversity in practice caused by a lack of guidance specific to real estate time-sharing transactions. Bluegreen has publicly disclosed that the provisions of SFAS No. 152 and SOP 04-2 become effective for Bluegreen on January 1, 2006. Bluegreen has also publicly disclosed that “the adoption of the SOP will result in a one-time, non-cash, cumulative effect of change in accounting principle charge of $2.5 million to $4.0 million, or $.08 — $.13 per share, in the first quarter of 2006”. The charge will be reflected as a “Cumulative Effect of a Change in Accounting Principle” in Bluegreen’s consolidated financial statements and will be reflected in our equity in the earnings of Bluegreen. Since Bluegreen has indicated a range of the impact without certainty to the charge on its consolidated financial statements, we can give no assurance as to the final impact of these standards on its consolidated financial statements.
     In December 2004, the FASB issued SFAS No. 123 (R), Share-Based Payments. This Statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement eliminates the accounting for share-based transactions under APB Opinion No. 25 and its related interpretations and requires that all share based payments be accounted for using a fair value method. This Statement will be effective in 2006. Management is currently reviewing the effect of SFAS No. 123 (R) on the Company’s consolidated finance statements and will adopt this standard effective January 1, 2006.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     On May 26, 2005 a suit was filed in the 9th Judicial Circuit in and for Orange County, Florida against the Company in Frank Albert, Dorothy Albert, et al. v. Levitt and Sons, LLC, a Florida limited liability company, Levitt Homes, LLC, a Florida limited liability company, Levitt Corporation, a Florida corporation, Levitt Construction Corp. East, a Florida corporation and Levitt and Sons, Inc., a Florida corporation. The suit purports to be a class action on behalf of 95 named plaintiffs residing in approximately 65 homes located in one of the Company’s communities in Central Florida. The complaint alleges: breach of contract, breach of implied covenant of good faith and fair dealing; failure to disclose latent defects; breach of express warranty; breach of implied warranty; violation of building code; deceptive and unfair trade practices; negligent construction; and negligent design. Plaintiffs seek certification as a class, or in the alternative to divide into sub-classes, unspecified damages alleged to range from $50,000 to $400,000 per house, costs and attorneys’ fees. Plaintiffs seek a trial by jury. While there is no assurance that the Company will be successful, the Company believes it has valid defenses and is engaged in a vigorous defense of the action.
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

LEVITT CORPORATION
Date: November 9, 2005	By:	/s/ Alan B. Levan
Alan B. Levan, Chairman, Chief Executive Officer

Date: November 9, 2005	By:	/s/ George P. Scanlon
George P. Scanlon, Executive Vice President,
Chief Financial Officer