Form 10-K
period 2005-12-31
LEVITT CORP
filed 2006-03-30
CIK 1218320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Year Ended December 31, 2005

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number
001-31931
Levitt Corporation
(Exact name of registrant as specified in its Charter)

Florida	11-3675068
(State or other jurisdiction of incorporation	(I.R.S. Employer
or organization)	Identification No.)

2100 West Cypress Creek Road
Ft. Lauderdale, Florida	33309
(Address of principal executive offices)	(Zip Code)
(954) 940-4950
(Registrant’s telephone number, including area code)
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Class A Common Stock, Par Value $0.01 Per Share	New York Stock Exchange
(Title of Each Class)	(Name of Each Exchange on Which Registered)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐       No ☒
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐       No ☒
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒       No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                     ☒
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐           Accelerated filer ☒           Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☒
     As of June 30, 2005, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $493.7 million based on the $29.87 closing sale price as reported on the New York Stock Exchange.
The number of shares outstanding for each of the Registrant’s classes of common stock, as of March 16, 2006 is as follows:

Class of Common Stock	Shares Outstanding
Class A common stock, $0.01 par value	18,604,053
Class B common stock, $0.01 par value	1,219,031
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Proxy Statement of the Registrant relating to the Annual Meeting of Shareholders are incorporated as Part III of this report. The financial statements of Bluegreen Corporation are incorporated in Part II of this report and are filed as an exhibit to this report.

PART I
Some of the statements contained or incorporated by reference herein include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act” ), that involve substantial risks and uncertainties. Some of the forward-looking statements can be identified by the use of words such as “anticipate,” “believe,” “estimate,” “may,” “intend,” “expect,” “will,” “should,” “seeks” or other similar expressions. Forward-looking statements are based largely on management’s expectations and involve inherent risks and uncertainties including certain risks described in this report. When considering those forward-looking statements, you should keep in mind the risks, uncertainties and other cautionary statements made in this report. You should not place undue reliance on any forward-looking statement, which speaks only as of the date made. In addition to the risks identified below, you should refer to the other risks and uncertainties discussed throughout this document, including the section titled “Risk Factors,” for specific risks which could cause actual results to be significantly different from those expressed or implied by those forward-looking statements. Some factors which may affect the accuracy of the forward-looking statements apply generally to the real estate industry, while other factors apply directly to Levitt Corporation (the “Company”, “we”, “us”, “our”). Any number of important factors which could cause actual results to differ materially from those in the forward-looking statements include: the impact of economic, competitive and other factors affecting the Company and its operations, including the impact of hurricanes and tropical storms in the areas in which we operate; the market for real estate generally and in the areas where the Company has developments, including the impact of market conditions on the Company’s margins; delays in opening planned new communities; the availability and price of land suitable for development in our current markets and in markets where we intend to expand; shortages and increased costs of construction materials and labor; the effects of increases in interest rates; our ability to successfully complete land acquisitions necessary to meet our growth objectives; our ability to obtain financing for planned acquisitions; our ability to successfully expand into new markets and the demand in those markets meeting the Company’s estimates; the Company’s ability to realize the expected benefits of its expanded platform, organizational, infrastructure and growth initiatives and strategic objectives; environmental factors, the impact of governmental regulations and requirements (including delays in obtaining necessary permits and approvals as a result of the reallocation of government resources based on hurricane related issues in the areas in which we operate); the Company’s ability to timely deliver homes from backlog and successfully manage growth; and the Company’s success at managing the risks involved in the foregoing. Many of these factors are beyond our control. The Company cautions that the foregoing factors are not exclusive.
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
     We primarily develop single-family homes and master-planned communities, and we also develop commercial and industrial properties and multi-family complexes. In our single-family home communities, we specialize in serving active adults and families. The standard base price for the homes we sell varies by geography and is between $110,000 and $500,000, but the final closing price is usually higher than the base price due to design modifications, customizations and lot premiums. For 2005, the average closing price of the homes we delivered was $245,000. In our master-planned communities, we historically generated substantial revenue from large acreage and finished lot sales to third-party residential, commercial and industrial developers. We also sell land to our Homebuilding Division, which develops both active adult and family communities in our master-planned communities.
     Our principal real estate activities are conducted through our Homebuilding and Land Divisions. Our Homebuilding Division consists of the operations of Levitt and Sons, LLC, (“Levitt and Sons”) our wholly-owned homebuilding subsidiary. Our Land Division consists of the operations of Core Communities, LLC, our wholly-owned master-planned community development subsidiary (“Core Communities”). Historically, we also engaged in commercial real estate activities through our wholly owned subsidiary, Levitt Commercial, LLC (“Levitt Commercial”), and we invest in other real estate projects through subsidiaries and various joint ventures. In addition, we own approximately 31% of the outstanding common stock of Bluegreen Corporation (“Bluegreen”, NYSE: BXG), which acquires, develops, markets and sells vacation ownership interests in “drive-to” vacation resorts as well as residential home sites around golf courses or other amenities.
     Levitt and Sons is a real estate developer and residential homebuilder specializing in both active adult and family communities. Levitt and Sons and its predecessors have built more than 200,000 homes since 1929. It has strong brand awareness as America’s oldest homebuilder and is recognized nationally for having built the Levittown communities in New York, New Jersey and Pennsylvania. Levitt and Sons was acquired in December 1999. Levitt and Sons includes the operations of Bowden Building Corporation, a builder of single family homes based in Tennessee, which was acquired in April 2004 and has established itself over the last 30 years as one of the leading homebuilders in Memphis and Northern Mississippi.
     Core Communities develops master-planned communities in South Florida and most recently South Carolina. Our original and best-known community is St Lucie West, a 4,600-acre community located in Port St. Lucie, Florida, with approximately 6,000 built and occupied homes, numerous businesses, a university campus and the New York Mets’ spring training facility. Our second master-planned community, Tradition™, Florida also located in Port St. Lucie, Florida, is planned to ultimately cover more than 8,000 total acres, including approximately five miles of frontage on Interstate 95 and will have approximately 18,000 residential units and 8.5 million square feet of commercial space. Additionally, in 2005 Core Communities purchased two parcels of land in Jasper County, South Carolina for the development of our third master-planned community, named Tradition™, South Carolina. This new community encompasses more than 5,300 acres, and is entitled for up to 9,500 residential units and 1.5 million square feet of commercial space, in addition to recreational areas, educational facilities and emergency services.
Business Strategy
     Our business strategy involves the following principal elements:
     Sell and build homes profitably in strong growth markets throughout Florida and other markets in the Southeastern United States. Currently, we sell homes throughout Florida, Tennessee, Georgia and South Carolina. Our markets are expected to continue to experience higher than average growth due to favorable demographic and economic trends, such as retiring “Baby Boomers” and continuing new employment opportunities. As we complete existing developments in these markets, we expect to acquire new land in these markets as well as expand into new markets, offering both active adult and family products.
     Continue to acquire land and to develop master-planned communities in desirable markets. We intend to acquire land parcels in desirable markets that are suited for developing large master-planned communities. Historically, land sale revenues have tended to be sporadic and fluctuate on a quantity basis more than home sale revenues, but land sale transactions resulted in higher margins, which typically varied between 40% and 60%. Our land development activities in our master-planned communities complement our homebuilding activities by offering a source of land for future homebuilding. At the same time, our homebuilding activities have complemented our master-planned community development activities since we believe the Homebuilding Division’s strong merchandising and quality developments have tended to support future land sales in our master-planned communities. Much of our master-planned community acreage is under varying development orders and is not immediately available for construction or sale to third parties at prices that maximize value. As these parcels become available for sale, our strategy provides for our Homebuilding Division to have first opportunity to acquire and develop any of the parcels. However, third-party homebuilder sales remain an important part of our ongoing strategy to generate cash flow, maximize returns and diversify risk, as well as to create appropriate housing alternatives for different market segments in our master-planned communities. Therefore, we will review each parcel as it is ready for development to determine if it should be developed by the Homebuilding Division or sold to a third party.
     Explore joint ventures and/or acquisitions to expand our penetration throughout the United States. We believe that our brand and our core competence as a homebuilder and real estate developer can be extended to new markets both inside and outside of Florida and the Southeastern United States. We plan to attempt to supplement our growth through selective acquisitions and joint ventures in both new and existing markets to enable us to more rapidly extend our competencies in active adult communities and land development.

     Maintain a conservative risk profile. We attempt to apply a disciplined risk management approach to our business activities. Other than our model homes, the majority of our homes are pre-sold before construction begins. We generally require customer deposits of 5% to 10% of the base sales price of our homes, and we require a higher percentage deposit for design customizations and upgrades. As a result, we believe we strengthen our backlog and lower our risk of cancellation. We seek to maintain our homebuilding land inventory at levels that can be absorbed within five to six years and acquire our land from third parties as well as from our Land Division. While we have traditionally structured our land acquisitions as purchases financed with debt, we are exploring alternative strategies, including joint ventures and land option programs to give us additional flexibility. Our master planned communities are long term projects with development cycles in excess of 10 years. We mitigate the risk inherent in these investments through careful site selection and market research in collaboration with our Homebuilding Division, and in addition to the aforementioned inter-company sales to our Homebuilding Division, we periodically sell both raw and developed parcels to other commercial and residential developers. Sales early in the project life cycle establish market credibility for the project and provide us with liquidity to pay down debt and provide flexibility for future land acquisitions. We also periodically discuss joint venture opportunities with various third parties.
     Utilize community development districts to fund development costs. We establish community development or improvement districts to access bond financing to fund infrastructure and other projects at our master-planned community developments. The ultimate owners of the property within the district are responsible for amounts owed on these bonds which are funded through annual assessments. Generally, in Florida, no payments under the bonds are required from property owners during the first two years after issuance. While we are responsible for any assessed amounts until the underlying property is sold, this strategy allows us to more effectively manage the cash required to fund infrastructure at the project.
     Pursue other strategic real estate opportunities. We own approximately 31% of the outstanding common stock of Bluegreen. Bluegreen is an independently operated company that primarily acquires, develops, markets and sells vacation ownership interests in “drive-to” resorts and develops and sells residential home sites around golf courses or other amenities. We believe that our investment in Bluegreen will be beneficial because the investment diversifies our real estate activities. In the future, we may pursue strategic investments in other real estate related businesses.
Business Segments
     Management reports results of operations through three segments: Homebuilding, Land and Other Operations. The presentation and allocation of the assets, liabilities and results of operations of each segment may not reflect the actual economic costs of the segment as a stand-alone business. If a different basis of allocation were utilized, the relative contributions of the segment might differ but, in management’s view, the relative trends in segments would not likely be impacted. See Note 19 to our audited financial statements.
Homebuilding Division
     Our Homebuilding Division develops planned communities featuring homes with closing prices ranging from $110,000 to $500,000. Our average contract price for new home orders in 2005 was approximately $310,000. Our communities are designed to serve both active adult homeowners, aged 55 and older, and families. The communities currently under development or under contract and relevant data as of December 31, 2005 are as follows:

	Number of	Planned	Closed		Sold	Net Units
	Communities	Units (a)	Units	Inventory	Backlog	Available
Active Adult Communities
Current Developments (includes optioned lots)	14	9,763	3,119	6,644	825	5,819
Properties Under Contract to be Acquired (b)	2	1,469	—	1,469	—	1,469

Total Active Adult	16	11,232	3,119	8,113	825	7,288

Family Communities
Current Developments (includes optioned lots)	37	7,152	3,298	3,854	967	2,887
Properties Under Contract to be Acquired (b)	12	2,604	—	2,604	—	2,604

Total Family	49	9,756	3,298	6,458	967	5,491

TOTAL HOMEBUILDING
Current Developments (includes optioned lots)	51	16,915	6,417	10,498	1,792	8,706
Properties Under Contract to be Acquired (b)	14	4,073	—	4,073	—	4,073

TOTAL HOMEBUILDING	65	20,988	6,417	14,571	1,792	12,779

(a)	Actual number of units may vary from original project plan due to engineering and architectural changes.

(b)	There can be no assurance that current properties under contract will be acquired.
     The properties under contract listed above represent properties for which due diligence has been completed as of December 31, 2005 which our Homebuilding Division has the right to acquire at an aggregate purchase price of $154.0 million. While financing is not yet finalized for these properties, these transactions are expected to close by the end of 2007. At December 31, 2005, our Homebuilding Division also had contracts to acquire five additional properties for which due diligence had not been completed. These additional properties, which are not included in the above table, would add approximately 989 units for an aggregate purchase price of approximately $32 million.
     At December 31, 2005, our homebuilding backlog was 1,792 units, or $557 million. Backlog represents the number of units subject to pending sales contracts. Homes in backlog include homes that have been completed, but on which title has not been transferred, homes not yet completed and homes on which construction has not begun.
Land Division
     Core Communities was founded in May 1996 to develop a master-planned community in Port St. Lucie, Florida now known as St. Lucie West. It is currently developing master-planned communities in Florida and in South Carolina. As a master-planned community developer, Core Communities engages in three primary activities: (i) the acquisition of large tracts of raw land; (ii) planning, entitlement and infrastructure development; and (iii) the sale of entitled land and/or developed lots to homebuilders (including Levitt and Sons) and commercial, industrial and institutional end-users. Core Communities also has begun developing commercial properties itself within its communities and may lease such commercial land and improvements to third parties in the future.
     St. Lucie West is a 4,600 acre master-planned community located in St. Lucie County, Florida. It is bordered by Interstate 95 to the west and Florida’s Turnpike to the east. St. Lucie West contains residential, commercial and industrial developments. Within the community, residents are close to recreational and entertainment facilities, houses of worship, retail businesses, medical facilities and schools. PGA of America owns and operates a golf course and a country club on an adjacent parcel. The community’s baseball stadium, Tradition Field®, serves as the spring training headquarters for the New York Mets and a minor league affiliate. There are more than 6,000 homes in St. Lucie West housing nearly 15,000 residents. Development activity in St. Lucie West is substantially complete, with only 4 acres of inventory remaining at December 31, 2005, all of which was subject to sales contracts as of that date.
     Tradition™, Florida, located approximately two miles south of St. Lucie West, includes approximately five miles of frontage on I-95, and will cover more than 8,000 total acres (with approximately 5,900 saleable acres). Tradition, Florida will include a corporate park, educational and health care facilities, commercial properties, residential homes and other uses in a series of mixed-use parcels. Community Development District special assessment bonds are being utilized to provide financing for certain infrastructure developments when applicable.
     In September 2005, Core Communities completed its acquisition of two parcels totaling 5,300-acres near Hilton Head, South Carolina. Entitled for up to 9,500 residential units and up to 1.5 million feet of commercial space,

Tradition™, South Carolina will include recreational areas, educational facilities and emergency services. The property is strategically located between Savannah, Georgia, and Hilton Head, with three miles of frontage on Interstate 95 and with access and exposure on Highway 278. Development activities began in the fourth quarter of 2005.
     At December 31, 2005, our Land Division owned approximately 6,700 gross acres in Tradition, Florida including approximately 4,300 saleable acres. Through December 31, 2005, Core Communities had entered into contracts with nine home builders for the sale of a total of 1,782 acres in the first phase residential development at Tradition, Florida of which 1,548 acres had been delivered at year-end 2005. Contracts for the sale of 234 acres are in our backlog, although there is no assurance that the sale of all of these acres will occur. Delivery of these acres is expected to be complete in 2007.
     Our Land Division’s land in development and relevant data as of December 31, 2005 were as follows:

			Acres	Closed	Current	Non-Saleable	Saleable	Sold	Acres
	Acquired		Acquired	Acres	Inventory	Acres (a)	Acres (a)	Backlog	Available
Currently in Development
St. Lucie West	1997	(b)	1,964	1,960	4	—	4	4	—
Tradition™, Florida	1998 – 2004		8,246	1,548	6,698	2,388	4,310	234	4,076
Tradition™, South Carolina	2005		5,390	—	5,390	2,417	2,973	—	2,973

Total Currently in Development			15,600	3,508	12,092	4,805	7,287	238	7,049

(a)	Actual saleable and non-saleable acres may vary from the original plan due to changes in zoning, project design, or other factors. Non-saleable acres include, but are not limited to, areas set aside for roads, parks, schools, utilities and other public purposes.

(b)	Land inventory as of the date of acquisition of Core Communities.
Other Operations
     Other operations consist of Levitt Commercial, our investment in Bluegreen Corporation, investments in joint ventures, other real estate interests, and holding company operations.
Levitt Commercial
     Levitt Commercial was formed in 2001 to develop industrial, commercial, retail and residential properties. Levitt Commercial currently has two flex warehouse projects under development which were in various stages of completion as of December 31, 2005. Both projects currently in development are expected to be completed during 2006.
     Levitt Commercial also owns a 20% partnership interest in Altman Longleaf, LLC, which owns a 20% interest in a joint venture known as The Preserve at Longleaf Apartments, LLLP. This venture is developing a 298-unit apartment complex in Melbourne, Florida. An affiliate of our joint venture partner is the general contractor. Construction commenced on the development in 2004 and is expected to be completed in 2006. In 2005, the joint venture entered into an agreement to sell the entire apartment complex to a third party.
     Levitt Commercial’s projects currently under development and relevant data as of December 31, 2005 are as follows:

	Number of	Total	Closed		Sold	Units
	Projects	Units	Units	Inventory	Backlog	Available
Currently in Development
Flex Commercial Developments	2	46	—	46	37	9

Total Currently in Development	2	46	—	46	37	9

Bluegreen Corporation
     We own approximately 9.5 million shares of the outstanding common stock of Bluegreen, which represents approximately 31% of that company’s issued and outstanding common stock. Bluegreen is a leading provider of vacation and residential lifestyle choices through its resorts and residential community businesses. Bluegreen is organized into two divisions: Bluegreen Resorts and Bluegreen Communities.

     Bluegreen Resorts acquires, develops and markets vacation ownership interests (“VOIs”) in resorts generally located in popular high-volume, “drive-to” vacation destinations. Bluegreen Communities acquires, develops and subdivides property and markets residential land homesites, the majority of which are sold directly to retail customers who seek to build a home in a high quality residential setting, in some cases on properties featuring a golf course and related amenities
     Bluegreen also generates significant interest income through its financing of individual purchasers of VOIs and, to a nominal extent, homesites sold by its Bluegreen Communities division.
Other Investments and Joint Ventures
     In October 2004, we acquired an 80,000 square foot office building in Fort Lauderdale, Florida for $16.2 million. The building was fully leased and occupied during the year ended December 31, 2005 and generated rental income. On November 9, 2005 the lease was modified and two floors of the building were being vacated beginning in January 2006. The Company intends to utilize these two floors as its corporate headquarters after renovations are completed in late 2006.
     From time to time, we seek to defray a portion of the risk associated with certain real estate projects by entering into joint ventures. Our investments in joint ventures and the earnings recorded on these investments were not significant for the year ended December 31, 2005 and all joint ventures in which the Company has an interest are winding down or have ceased operations.
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
     In addition, there are relatively low barriers to entry into our business. There are no required technologies that would preclude or inhibit competitors from entering our markets. Our competitors may independently develop land and construct products that are superior or substantially similar to our products. A substantial portion of our operations are in Florida, where some of the most attractive markets in the nation are located, and therefore we expect to continue to face additional competition from new entrants into our markets.
Employees
     As of December 31, 2005, we employed a total of 640 full-time employees and 28 part-time employees. The breakdown of employees by division is as follows:

	Full	Part
	Time	Time
Homebuilding	552	22
Land	43	5
Other Operations	45	1

Total	640	28

     Our employees are not represented by any collective bargaining agreements and we have never experienced a work stoppage. We believe our employee relations are satisfactory.
     Our future success is heavily dependent upon our ability to hire and retain qualified marketing, sales and management personnel. Currently, the competition for such personnel is intense in the real estate industry. There can be no assurance that we will be able to continue to attract and retain qualified management and other personnel.

ITEM 1.A. RISK FACTORS
RISKS RELATING TO OUR BUSINESS AND THE REAL ESTATE BUSINESS GENERALLY
We engage in real estate activities which are speculative and involve a high degree of risk
     The real estate industry is highly cyclical by nature and future market conditions are uncertain. Factors which adversely affect the real estate and homebuilding industries, many of which are beyond our control, include:
•	the availability and cost of financing,

•	unfavorable interest rates and increases in inflation,

•	overbuilding or decreases in demand,

•	changes in the general availability of land and competition for available land,

•	construction defects and warranty claims arising in the ordinary course of business or otherwise, including mold related property damage and bodily injury claims and homeowner and homeowners’ association lawsuits,

•	changes in national, regional and local economic conditions,

•	cost overruns, inclement weather, and labor and material shortages,

•	the impact of present or future environmental legislation, zoning laws and other regulations,

•	availability, delays and costs associated with obtaining permits, approvals or licenses necessary to develop property, and

•	increases in real estate taxes and other local government fees.
We continue to experience shortages of labor and supplies resulting mainly from circumstances beyond our control, and there could be delays and increased costs in developing our projects, which may adversely affect our operating results
     Our ability to develop our projects may be affected by circumstances beyond our control, including:
•	shortages or increases in prices of construction materials,

•	natural disasters in the areas in which we operate,

•	work stoppages, labor disputes and shortages of qualified trades people, such as carpenters, roofers, electricians and plumbers,

•	lack of availability of adequate utility infrastructure and services, and

•	our need to rely on local subcontractors who may not be adequately capitalized or insured.
     Any of these circumstances could give rise to delays in the start or completion of, or increase the cost of, developing one or more of our projects or individual homes. We compete with other real estate developers, both regionally and nationally, for labor as well as raw materials, and the competition for materials has recently become global. Continued strength in the homebuilding industry and the commercial and condominium construction markets, as well as increases in fuel and commodity prices have resulted in significantly higher prices of most building materials, including lumber, drywall, steel, concrete, roofing materials, pipe and asphalt. We expect certain building materials to become more scarce and possibly subject to supply allocations in response to the rebuilding activities in the Gulf States and Florida following Hurricanes Katrina, Rita and Wilma. Demand in China for cement combined with supply bottlenecks have also contributed to regional shortages in cement. In addition, local materials suppliers periodically limit the allocation of their products to their customers, which slows our production process and forces us to obtain those materials from other suppliers, typically at higher prices. Although supplies of cement block in the Florida market have remained tight, we are not currently subject to allocations of deliveries in our Florida developments.
     Historically, we have managed our costs, in part, by entering into short-term, fixed-price materials contracts with selected subcontractors and material suppliers. We may be unable to achieve cost containment in the future by using fixed-price contracts. Without corresponding increases in the sales prices of our real estate inventories (both land and finished homes), increasing materials costs associated with land development and home building could negatively affect our margins. We may not be able to recover these increased costs by raising our home prices because, typically, the price for each home is set in a home sale contract with the customer months prior to delivery. If we are unable to increase our prices for new homes to offset these increased costs, our operating results could be adversely affected.

We have experienced significant growth in our homebuilding operations that may not be maintained and which may continue to cause production challenges in some of our homebuilding communities
     We experienced dramatic growth through 2004 with many of our communities selling out faster than originally anticipated. Due in large part to the stronger than expected sales of new homes during these prior periods, we experienced production challenges in some of our homebuilding communities that have led to extended delivery cycles beyond our 12-month target. Since the price of each home is generally set at the time of contract, any delays in delivery of the homes will affect the Company’s margins in a period of rising construction costs, such as that currently being experienced. In addition, the rapid sales in 2003 and the first half of 2004 depleted our inventory of houses available for sale. While from time to time we have experienced a decline in saleable inventory, we continue to expand our lot inventory in Florida, Georgia, South Carolina and Tennessee to replenish our homes available for sale. If we are not able to open new communities in a timely fashion and if we are unable to implement a successful strategy to revise our production and operational practices, our saleable inventory will remain below historical levels, our delivery cycles may extend beyond our 12-month target and our results of operations will be adversely impacted.
Natural disasters could have an adverse effect on our real estate operations
     We currently develop and sell a significant portion of our properties in Florida. The Florida markets in which we operate are subject to the risks of natural disasters such as hurricanes and tropical storms. These natural disasters could have a material adverse effect on our business by causing the incurrence of uninsured losses, delays in construction, and shortages and increased costs of labor and building materials. In the months of August, September and October 2005, three hurricanes made landfall in the State of Florida—Hurricanes Katrina, Rita and Wilma. Our operations did not suffer material disruption as a result of the 2005 hurricane season, but future allocations or supply shortages as a result of rebuilding activities from these storms and storms in Texas, Louisiana and Mississippi could adversely impact our operations or restrict our ability to expand in certain markets. In addition, during the 2004 hurricane season, five named storms made landfall in the State causing property damage in several of our communities; however, our losses were primarily related to landscaping and claims based on water intrusion associated with the hurricanes, and we have attempted to address those issues. In May 2005, a purported class action was brought on behalf of owners of homes in a particular Central Florida Levitt and Sons’ subdivision in connection with damage suffered during certain of the hurricanes in 2004 as a result of alleged construction defects.
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
Because our business depends on the acquisition of new land, the unavailability of land could reduce our revenues or negatively impact our results of operations
     Our operations and revenues are highly dependent on our ability to acquire land for development at reasonable prices. We compete for available land with other homebuilders or developers that may possess significantly greater financial, marketing and other resources. This competition may ultimately reduce the amount of land available as well as increase the bargaining position of property owners seeking to sell. Changes in the general availability of land, competition for available land, availability of financing to acquire land, zoning regulations that limit density and other market conditions may hurt our ability to obtain land for new communities. If land appropriate for development becomes less available, the cost of land could increase, and our business, financial condition and results of operations would be adversely affected.
Because real estate investments are illiquid, a decline in the real estate market or in the economy in general could adversely impact our business
     Real estate investments are generally illiquid. Companies that invest in real estate have a limited ability to vary their portfolio of real estate investments in response to changes in economic and other conditions. In addition, the market value of any or all of our properties or investments may decrease in the future. Moreover, we may not be able to timely dispose of an investment when we find dispositions advantageous or necessary, and any such dispositions may not provide proceeds in excess of the amount of our investment in the property or even in excess of the amount of any indebtedness incurred to acquire the property. As part of our strategy for future growth, we significantly increased our land inventory during 2005, with our inventory of real estate increasing from $413.5 million at December 31, 2004 to $611.3 million at December 31, 2005. This substantial increase in our land holdings subjects us to a greater risk from declines in real estate values in our markets. Declines in real estate values or in the economy generally could have a material adverse impact on our results of operations.
Our ability to successfully develop communities could affect our financial condition
     It may take several years for a community development to achieve positive cash flow. Before a community development generates any revenues, material expenditures are required to acquire land, to obtain development approvals and to construct significant portions of project infrastructure, amenities, model homes and sales facilities. Further, we anticipate that a larger percentage of land in our master-planned communities may be used in the future for our homebuilding operations and our own commercial development. As a result, a portion of the real estate inventory held by Core Communities will in the future generally be held longer than our prior practice and revenue recognition and cash proceeds from land sales by Core Communities will be deferred for a longer period of time than in the past. If we are unable to develop and market our communities successfully and to generate positive cash flows from these operations in a timely manner, it will have a material adverse effect on our ability to meet our working capital requirements.
Our ability to sell lots and homes, and, accordingly, our operating results, will be affected by the availability of financing to potential purchasers
     Most purchasers of real estate finance their acquisitions through third-party mortgage financing. Real estate demand is generally adversely affected by:
•	increases in interest rates,

•	decreases in the availability of mortgage financing,

•	increasing housing costs,

•	unemployment, and

•	changes in federally sponsored financing programs.
     Increases in interest rates or decreases in the availability of mortgage financing could depress the market for new homes because of the increased monthly mortgage costs or the unavailability of financing to potential homebuyers. Even if potential customers do not need financing, increases in interest rates and decreased mortgage availability could make it harder for them to sell their homes. If demand for housing declines, land may remain in our inventory longer and our corresponding borrowing costs would increase. This could adversely affect our operating results and financial condition.
Product liability litigation and claims that arise in the ordinary course of business may be costly or negatively impact sales, which could adversely affect our business
     Our homebuilding and commercial development business is subject to construction defect and product liability claims arising in the ordinary course of business. These claims are common in the homebuilding and commercial real estate industries and can be costly. Among the claims for which developers and builders have financial exposure are mold-related property damage and bodily injury claims. Damages awarded under these suits may include the costs of remediation, loss of property and health-related bodily injury. In response to increased litigation, insurance underwriters have attempted to limit their risk by excluding coverage for certain claims associated with pollution and product and workmanship defects. As a consequence, some or all of the financial risk associated with mold claims may be the sole obligation of the insured party. As a developer and a homebuilder, we may be at risk of loss for mold-related property and bodily injury claims in amounts that exceed available limits on our comprehensive general liability policies. In addition, the costs of insuring against construction defect and product liability claims, if applicable, are high and the amount of coverage offered by insurance companies is also currently limited. There can be no assurance that this coverage will not be further restricted and become more costly. If we are not able to obtain adequate insurance against these claims, we may experience losses that could negatively impact our operating results.
     Further, as a community developer, we may be expected by community residents from time to time to resolve any real or perceived issues or disputes that may arise in connection with the operation or development of our communities. Any efforts made by us in resolving these issues or disputes may not satisfy the affected residents and any subsequent action by these residents could negatively impact sales and results of operations. In addition, we could be required to make material expenditures related to the settlement of such issues or disputes or to modify our community development plans.
We are subject to governmental regulations that may limit our operations, increase our expenses or subject us to liability
     We are subject to laws, ordinances and regulations of various federal, state and local governmental entities and agencies concerning, among other things:
•	environmental matters, including the presence of hazardous or toxic substances,

•	wetland preservation,

•	health and safety,

•	zoning, land use and other entitlements,

•	building design, and

•	density levels.
     In developing a project and building homes or apartments or commercial properties, we may be required to obtain the approval of numerous governmental authorities regulating matters such as:
•	installation of utility services such as gas, electric, water and waste disposal,

•	the dedication of acreage for open space, parks and schools,

•	permitted land uses, and

•	the construction design, methods and materials used.
     These laws or regulations could, among other things:
•	establish building moratoriums,

•	limit the number of homes, apartments or commercial properties that may be built,

•	change building codes and construction requirements affecting property under construction,

•	increase the cost of development and construction, and

•	delay development and construction.
     We may also at times not be in compliance with all regulatory requirements. If we are not in compliance with regulatory requirements, we may be subject to penalties or we may be forced to incur significant expenses to cure any noncompliance. In addition, some of our land and some of the land that we may acquire have not yet received planning approvals or entitlements necessary for planned or future development. Failure to obtain entitlements necessary for further development of this land on a timely basis or to the extent desired may adversely affect our future results and prospects.
     Several governmental authorities have also imposed impact fees as a means of defraying the cost of providing governmental services to developing areas, and many of these fees have increased significantly during recent years.
Building moratoriums and changes in governmental regulations may subject us to delays or increased costs of construction or prohibit development of our properties
     We may be subject to delays or may be precluded from developing in certain communities because of building moratoriums or changes in statutes or rules that could be imposed in the future. The State of Florida and various counties have in the past and may in the future continue to declare moratoriums on the issuance of building permits and impose restrictions in areas where the infrastructure, such as roads, schools, parks, water and sewage treatment facilities and other public facilities, does not reach minimum standards. Additionally, certain counties in Florida, including counties where we are developing projects, have enacted more stringent building codes which have resulted in increased costs of construction. As a consequence, we may incur significant expenses in connection with complying with new regulatory requirements that we may not be able to pass on to buyers.

We are subject to environmental laws and the cost of compliance could adversely affect our business
     As a current or previous owner or operator of real property, we may be liable under federal, state, and local environmental laws, ordinances and regulations for the costs of removal or remediation of hazardous or toxic substances on, under or in the property. These laws often impose liability whether or not we knew of, or were responsible for, the presence of such hazardous or toxic substances. The cost of investigating, remediating or removing such hazardous or toxic substances may be substantial. The presence of any such substance, or the failure promptly to remediate any such substance, may adversely affect our ability to sell or lease the property, to use the property for our intended purpose, or to borrow using the property as collateral.
Increased insurance risk could negatively affect our business
     Insurance and surety companies may take actions that could negatively affect our business, including increasing insurance premiums, requiring higher self-insured retentions and deductibles, requiring additional collateral or covenants on surety bonds, reducing limits, restricting coverages, imposing exclusions, and refusing to underwrite certain risks and classes of business. Any of these actions may adversely affect our ability to obtain appropriate insurance coverage at reasonable costs which could have a material adverse effect on our business.
RISKS RELATING TO OUR COMPANY
Our indebtedness and leverage could adversely affect our financial condition, restrict our ability to operate and prevent us from fulfilling our obligations
     We have a significant amount of debt. At December 31, 2005, our consolidated debt was approximately $408.0 million. The amount of our debt could:
•	limit our ability to obtain future financing for working capital, capital expenditures, acquisitions, debt service requirements or other requirements,

•	require us to dedicate a substantial portion of our cash flow from operations to payment of or on our debt and reduce our ability to use our cash flow for other purposes,

•	impact our flexibility in planning for, or reacting to, the changes in our business,

•	place us at a competitive disadvantage if we have more debt than our competitors, and

•	make us more vulnerable in the event of a downturn in our business or in general economic conditions.
     Our ability to meet our debt service and other obligations, to refinance our indebtedness or to fund planned capital expenditures, will depend upon our future performance. We are engaged in businesses that are substantially affected by changes in economic cycles. Our revenues and earnings vary with the level of general economic activity in the markets we serve. The factors that affect our ability to generate cash can also affect our ability to raise additional funds for these purposes through the sale of equity securities, the refinancing of debt, or the sale of assets. Changes in prevailing interest rates may affect our ability to meet our debt service obligations, because borrowings under a significant portion of our debt instruments bear interest at floating rates.
     Our anticipated debt payment obligations for the 12 months beginning December 31, 2005 total $59.2 million. Our business may not generate sufficient cash flow from operations, and future borrowings may not be available under our existing credit facilities or any other financing sources in an amount sufficient to enable us to service our indebtedness, or to fund our other liquidity needs. We may need to refinance all or a portion of our debt on or before maturity, which we may not be able to do on favorable terms or at all.
     Our outstanding debt instruments and bank credit facilities impose restrictions on our operations and activities. The most significant restrictions relate to debt incurrence, lien incurrence, sales of assets and cash distributions by us and require us to comply with certain financial covenants. If we fail to comply with any of these restrictions or covenants, the holders of the applicable debt could cause our debt to become due and payable prior to maturity. In addition, some of our debt instruments contain cross-default provisions, which could cause a default in a number of debt instruments if we default on only one debt instrument.

We have rapidly increased our operating expenses in response to our rapid growth and our results of operations may be adversely affected if there is a slowdown in sales generally or we are unable to increase revenues and effectively manage growth.
     In response to the significant growth in sales of new homes and to support and manage our expanding homebuilding operations, during 2005 we hired additional personnel, invested in technology and took other steps to enhance our operational and management information infrastructure. As a result, selling, general and administrative expenses increased 23.4% from $71.0 million in 2004 to $87.6 million in 2005. Included in selling, general and administrative expenses are an increase in employee compensation and benefits of 20.4% from $35.3 million in 2004 to $42.5 million in 2005. Our full-time employees have increased from 527 at December 31, 2004 to 640 at December 31, 2005. Rising expenses have had an adverse effect on our earnings, and if we are not able to efficiently and profitably manage our growth, then these added expenses may have an adverse effect on our future earnings.
Our future growth requires additional capital, which may not be available
     The real estate development industry is capital intensive and requires significant expenditures for land purchases, land development and construction. We intend to pursue a strategy of continued investment in additional real estate projects. We anticipate that we will need to obtain additional financing as we expand our operations. These funds may be obtained through public or private debt or equity financings, additional bank borrowings or from strategic alliances. We may not be successful in obtaining additional funds in a timely manner, on favorable terms or at all. Moreover, certain of our bank financing agreements contain provisions that limit the type and amount of debt we may incur in the future without our lenders’ consent. In addition, the availability of borrowed funds, especially for land acquisition and construction financing, may be greatly reduced, and lenders may require increased amounts of equity to be invested in a project by borrowers in connection with both new loans and the extension of existing loans. If we do not have access to additional capital, we may be required to delay, scale back or abandon some or all of our acquisition plans or growth strategies or reduce capital expenditures and the size of our operations.
Our results may vary
     We historically have experienced, and expect to continue to experience, variability in operating results on a quarterly basis and from year to year. Factors expected to contribute to this variability include:
•	the cyclical nature of the real estate and construction industries,

•	prevailing interest rates and the availability of mortgage financing,

•	the uncertain timing of closings,

•	weather and the cost and availability of materials and labor,

•	competitive variables, and

•	the timing of receipt of regulatory and other governmental approvals for construction of projects.
     The volume of sales contracts and closings typically varies from quarter to quarter depending on the stages of development of our projects. In the early stages of a project’s development (two to three years depending on the project), we incur significant start-up costs associated with, among other things, project design, land acquisition and development, construction and marketing expenses. Since revenues from sales of properties are generally recognized only upon the transfer of title at the closing of a sale, no revenue is recognized during the early stages of a project unless land parcels or residential homesites are sold to other developers. Our costs and expenses were approximately $500.6 million and $484.9 million during the years ended December 31, 2005 and 2004, respectively. Periodic sales of properties and distributions from our joint venture investments may be insufficient to fund operating expenses. Further, if sales and other revenues are not adequate to cover costs and expenses, we will be required to seek a source of additional operating funds. Accordingly, our financial results will vary from community to community and from time to time.
Our success depends on key management, the loss of which could disrupt our business operations
     Our future success depends largely upon the continued efforts and abilities of key management employees, including John E. Abdo, our Vice Chairman, Alan B. Levan, our Chairman and Chief Executive Officer, Seth M. Wise, our President, George P. Scanlon, our Executive Vice President and Chief Financial Officer, Paul J. Hegener, President of Core Communities and Elliott Wiener, President of Levitt and Sons. In addition, our success will depend on our ongoing ability to attract, retain and motivate qualified personnel. The competition for such personnel is intense in the real estate industry. We cannot assure you that we will be able to continue to attract and retain qualified management and other personnel. The loss of the services of one or more of our key employees or our failure to attract, retain and motivate qualified personnel could have a material adverse effect on our business, financial condition and results of operations.
We may not successfully integrate acquired businesses into ours
     As part of our business strategy, we have in the past and expect to continue to review acquisition prospects that would complement our existing business, or that might otherwise offer growth opportunities. Acquisitions entail numerous risks, including:
•	difficulties in assimilating acquired management and operations,

•	risks associated with achieving profitability,

•	the incurrence of significant due diligence expenses relating to acquisitions that are not completed,

•	unforeseen expenses,

•	risks associated with entering new markets in which we have no or limited prior experience,

•	the potential loss of key employees of acquired organizations, and

•	risks associated with transferred assets and liabilities.
     We may not be able to acquire or profitably manage additional businesses, or to integrate successfully any acquired businesses, properties or personnel into our business, without substantial costs, delays or other operational or financial difficulties. Our failure to do so could have a material adverse effect on our business, financial condition and results of operations. In addition, we may incur debt or contingent liabilities in connection with future acquisitions, which could materially adversely affect our operating results.
Our controlling shareholders have the voting power to control the outcome of any shareholder vote, except in limited circumstances
     As of December 31, 2005, BFC Financial Corporation owned 1,219,031 shares of our Class B common stock, which represented all of our issued and outstanding Class B common stock, and 2,074,240 shares, or approximately 11% of our issued and outstanding Class A common stock. In the aggregate these shares represent approximately 53% of our total voting power and approximately 16.6% of our total equity. Since the Class A common stock and Class B common stock vote as a single group on most matters, BFC Financial Corporation is in a position to control our company and elect a majority of our Board of Directors. Additionally, Alan B. Levan, our Chairman and Chief Executive Officer, and John E. Abdo, our Vice Chairman, beneficially own approximately 35.2% and 17.7% of the shares of BFC Financial Corporation, respectively. As a consequence, Alan B. Levan and John E. Abdo effectively have the voting power to control the outcome of any shareholder vote of Levitt Corporation, except in those limited circumstances where Florida law mandates that the holders of our Class A common stock vote as a separate class. BFC Financial Corporation’s interests may conflict with the interests of our other shareholders.
RISKS ASSOCIATED WITH OUR OWNERSHIP STAKE IN BLUEGREEN CORPORATION
     We own approximately 31% of the outstanding common stock of Bluegreen Corporation, a publicly-traded corporation whose common stock is listed on the New York Stock Exchange under the symbol “BXG”. Although traded on the New York Stock Exchange, our shares may be deemed restricted stock, which would limit our ability to liquidate our investment if we chose to do so. While we have made a significant investment in Bluegreen Corporation, we do not expect to receive any dividends from the company for the foreseeable future.
     For the twelve months ended December 31, 2005 and 2004, our earnings from our investment in Bluegreen were $12.7 million and $13.1 million, respectively, representing approximately 14.5% and 14.0% of our pre-tax earnings for those periods, respectively. At December 31, 2005, the book value of our investment in Bluegreen was $95.8 million. Accordingly, a significant portion of our earnings and book value are dependent upon Bluegreen’s ability to continue to generate earnings and maintain its market value. Further, declines in the market value of Bluegreen’s shares or other events that could impair the value of our holdings would have an adverse impact on the value of our investment. We refer you to the public reports filed by Bluegreen with the Securities and Exchange Commission.

ITEM 1.B. UNRESOLVED STAFF COMMENTS
     None.
ITEM 2. PROPERTIES
     Our principal and executive offices are located at the Corporate Headquarters of our affiliate, BankAtlantic, 2100 West Cypress Creek Road, Fort Lauderdale, Florida 33309. Levitt Corporation utilizes space pursuant to an agreement with BankAtlantic. We purchased an office building located at 2200 West Cypress Creek Road in Fort Lauderdale, Florida in 2004. The premises are fully occupied pursuant to the terms of a five year lease. We entered into a modification of the lease agreement and certain space will be ready for us to occupy in late 2006. We anticipate that this space will house our corporate headquarters. Our subsidiaries occupy premises in various locations in Florida, Georgia, South Carolina and Tennessee under leases that expire at various dates through 2010. In addition to our properties used for offices, we additionally own commercial space in Florida that is leased to third parties.
ITEM 3. LEGAL PROCEEDINGS
     On May 26, 2005 a suit was filed in the 9th Judicial Circuit in and for Orange County, Florida against the Company in Frank Albert, Dorothy Albert, et al. v. Levitt and Sons, LLC, a Florida limited liability company, Levitt Homes, LLC, a Florida limited liability company, Levitt Corporation, a Florida corporation, Levitt Construction Corp. East, a Florida corporation and Levitt and Sons, Inc., a Florida corporation. The suit purports to be a class action on behalf of 105 named plaintiffs residing in approximately 65 homes located in one of the Company’s communities in Central Florida. The complaint alleges: breach of contract, breach of implied covenant of good faith and fair dealing; failure to disclose latent defects; breach of express warranty; breach of implied warranty; violation of building code; deceptive and unfair trade practices; negligent construction; and negligent design. Plaintiffs seek certification as a class, or in the alternative to divide into sub-classes, unspecified damages alleged to range from $50,000 to $400,000 per house, costs and attorneys’ fees. Plaintiffs seek a trial by jury. On February 15, 2006, the parties filed a Joint Stipulation for Abatement of Lawsuit Pending Compliance with Chapter 558, Florida Statutes and Order Approving Same (“Joint Stipulation”). Court approval of the Joint Stipulation is pending. While there is no assurance that the Company will be successful, the Company believes it has valid defenses and is engaged in a vigorous defense of the action.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
Market Information
     Our Class A common stock is listed on the New York Stock Exchange under the symbol “LEV.” BFC Financial Corporation (“BFC”) is the sole holder of the Company’s Class B common stock and there is no trading market for the Company’s Class B common stock. The Class B common stock may only be owned by BFC Financial Corporation or its affiliates and is convertible into Class A common stock at the discretion of the holder on a one-for-one basis.
     The quarterly high and low sale prices of our Class A common stock on the New York Stock Exchange (“NYSE”) for the years ended December 31, 2005 and 2004 are presented in the following table. Our Class A common stock commenced two-way trading on the NYSE on January 2, 2004.

	2004		2005
	High	Low	High	Low
First Quarter	$26.80	$16.25	$33.85	$24.67
Second Quarter	$26.35	$18.62	$30.66	$24.60
Third Quarter	$26.10	$19.10	$33.20	$22.00
Fourth Quarter	$31.48	$22.45	$23.69	$18.86
     The stock prices do not include retail mark-ups, mark-downs or commissions. On March 24, 2006, the closing sale price of our Class A common stock as reported on the NYSE was $21.48 per share.
     On May 31, 2005, the Company submitted its Annual Section 303A.12(a) Certification to the NYSE. Pursuant to this filing, the Chief Executive Officer provided an unqualified certification that, as of the date of the certification, he was not aware of any violation by the Company of the Corporate Governance Listing Standards of the NYSE.
Holders
     On March 6, 2006, there were approximately 11,233 record holders and 18,604,053 shares of the Class A common stock issued and outstanding. Our controlling shareholder, BFC Financial Corporation, holds all 1,219,031 shares of our Class B common stock.
Dividends
     On each of July 26, 2004 and October 25, 2004 our Board of Directors declared cash dividends of $0.02 per share on our Class A common stock and Class B common stock. These dividends were paid in August 2004 and November 2004, respectively.
     On each of January, 24, 2005, April 25, 2005, July 25, 2004, November 7, 2005 and January 23, 2006 our Board of Directors declared cash dividends of $0.02 per share on our Class A common stock and Class B common stock. These dividends were paid in February 2005, May 2005, August 2005, November 2005 and February 2006, respectively. The Board has not adopted a policy of regular dividend payments. The payment of dividends in the future is subject to approval by our Board of Directors and will depend upon, among other factors, our results of operations and financial condition. We cannot assure you that we will declare additional cash dividends in the future.

Securities Authorized for Issuance under Equity Compensation Plans
     The following table contains information, as of December 31, 2005, concerning our equity compensation plans:

	Number of securities to be issued	Weighted average	Number of securities
	upon exercise of outstanding	exercise price of outstanding	remaining available
Plan Category	options, warrants or rights	options, warrants and rights	for future issuance
Equity compensation plans approved by security holders	1,305,176	$25.59	187,937
Equity compensation plans not approved by security holders	—	—	—

Total	1,305,176	$25.59	187,937

ITEM 6. SELECTED FINANCIAL DATA
     The following table sets forth selected consolidated financial data as of and for the years ended December 31, 2005 through 2001. Certain selected financial data presented below as of December 31, 2005, 2004, 2003, 2002 and 2001 and for each of the years in the five-year period ended December 31, 2005, are derived from our audited consolidated financial statements. This table is a summary and should be read in conjunction with the consolidated financial statements and related notes thereto which are included elsewhere in this report.

	As of or for the Year Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands, except per share, unit and average price data)
Consolidated Operations:
Revenues from sales of real estate	$558,112	549,652	283,058	207,808	143,140
Cost of sales of real estate	408,082	406,274	209,431	159,675	111,685

Margin (a)	150,030	143,378	73,627	48,133	31,455
Earnings from Bluegreen Corporation	12,714	13,068	7,433	4,570	—
Selling, general & administrative expenses	87,639	71,001	42,027	30,549	26,130
Net income	54,911	57,415	26,820	19,512	7,522

Basic earnings per share	$2.77	3.10	1.81	1.32	0.51
Diluted earnings per share (b)	$2.74	3.04	1.77	1.30	0.51
Average shares outstanding (thousands)	19,817	18,518	14,816	14,816	14,816
Diluted shares outstanding (thousands)	19,929	18,600	14,816	14,816	14,816
Dividends declared per common share	$0.08	0.04	—	—	—

Key Performance Ratios:
Margin percentage (c)	26.9%	26.1%	26.0%	23.2%	22.0%
S, G & A expense as a percentage of total revenues	15.6%	12.8%	14.7%	14.6%	18.1%
Return on average shareholders’ equity, annualized (d)	17.0%	27.3%	23.0%	22.0%	11.4%
Ratio of debt to shareholders’ equity	116.6%	91.0%	138.8%	137.1%	131.6%
Ratio of debt to total capitalization (e)	53.8%	47.6%	58.1%	57.8%	56.8%
Ratio of net debt to total capitalization (e)(f)	38.9%	25.3%	46.1%	51.5%	42.3%

Consolidated Balance Sheet Data:
Cash	$113,562	125,522	35,965	16,014	23,591
Inventory of real estate	611,260	413,471	254,992	198,126	142,433
Investment in Bluegreen Corporation	95,828	80,572	70,852	57,332	—
Total assets	895,673	678,467	393,505	295,461	196,193
Total debt	407,970	268,226	174,093	147,445	92,130
Total liabilities	545,887	383,678	268,053	187,928	126,165
Shareholders’ equity	349,786	294,789	125,452	107,533	70,028

	As of or for the Year Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands, except per share, unit and average price data)
Homebuilding Division (g):
Revenues from sales of real estate	$438,367	472,296	222,257	162,359	117,663
Cost of sales of real estate	347,008	371,097	173,072	131,281	95,553

Margin (a)	$91,359	101,199	49,185	31,078	22,110
Margin percentage (c)	20.8%	21.4%	22.1%	19.1%	18.8%
Construction starts	1,662	2,294	1,593	796	584
Homes delivered	1,789	2,126	1,011	740	597
Average selling price of homes delivered	$245,000	222,000	220,000	219,000	195,000
New orders (units)	1,767	1,679	2,240	980	694
New orders (sales value)	$547,045	427,916	513,436	204,730	146,869
Backlog of homes (units)	1,792	1,814	2,053	824	584
Backlog of homes (sales value)	$557,325	448,647	458,771	167,526	125,041

Land Division (h):
Revenues from sales of real estate	$105,658	96,200	55,037	53,919	21,555
Cost of sales of real estate	50,706	42,838	31,362	28,722	10,570

Margin (a)	$54,952	53,362	23,675	25,197	10,985
Margin percentage (c)	52.0%	55.5%	43.0%	46.7%	51.0%
Acres sold	1,647	1,212	1,337	1,715	253
Inventory owned (acres)	12,092	8,349	5,116	4,490	4,131
Inventory owned (book value)	$150,686	122,056	43,906	59,520	50,048
Backlog of land (acres)	238	1,833	1,433	1,845	469
Backlog of land (sales value)	$34,802	121,095	103,174	72,767	27,234

(a)	Margin is calculated as sales of real estate minus cost of sales of real estate.

(b)	Diluted earnings per share takes into account the dilution in earnings we recognize as a result of outstanding Bluegreen securities that entitles the holders thereof to acquire shares of Bluegreen’s common stock.

(c)	Margin percentage is calculated by dividing margin by sales of real estate.

(d)	Calculated by dividing net income by average shareholders’ equity. Average shareholders’ equity is calculated by averaging beginning and end of period shareholders’ equity balances.

(e)	Total capitalization is calculated as total debt plus total shareholders’ equity.

(f)	Net debt is calculated as total debt minus cash.

(g)	Excludes joint ventures. Backlog includes all homes subject to sales contracts.

(h)	Includes land sales to Homebuilding Division, if any. These inter-segment transactions are eliminated in consolidation.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive Overview
     Management evaluates the performance and prospects of the Company and its subsidiaries using a variety of financial and non-financial measures. The key financial measures utilized to evaluate historical operating performance include revenues from sales of real estate, cost of sales of real estate, margin (which we measure as revenues from sales of real estate minus cost of sales of real estate), margin percentage (which we measure as margin divided by revenues from sales of real estate), income before taxes and net income. Non-financial measures used to evaluate both historical performance and our future prospects include number of homes delivered, the number and value of new orders executed, the number of housing starts, the average selling price of our homes and the number of homes delivered, the number of homes and acres in backlog (which we measure as homes or land subject to executed sales contracts) and the aggregate value of those contracts. Additionally, we monitor the number of properties remaining in inventory and under contract to be purchased relative to our sales and construction trends. The Company’s ratio of debt to shareholders’ equity and cash requirements are also considered when evaluating the Company’s future prospects as are general economic factors and interest rate trends. Some of the above measures are discussed in the following sections as they relate to our operating results, financial position and liquidity. The list of measures above is not an exhaustive list, and we may from time to time utilize additional financial and non-financial information or may not use each of the measures listed above.
Outlook
     2005 was a transitional year. After posting record earnings in 2004 following several sequential years of strong growth, we identified certain organizational and infrastructure issues which needed to be addressed in order to support continued growth. We concluded that additional investment would be required to strengthen the management team, increase field construction capacity and competency and standardize policies and procedures to enhance operational consistency. While total revenue grew marginally in 2005, profitability declined reflecting our increased expenditures on infrastructure and a 16% decline in home deliveries in 2005. Higher average selling prices in 2005 enabled us to enter 2006 with a record backlog in dollar terms. We also enter 2006 with a stronger and more diversified inventory position as a result of the opening of several new communities and expansion into regions outside of the State of Florida.
     The competitive environment for homebuilding varies by region and also among our various communities, but market conditions in 2006 generally appear to have softened and homebuyers appear to be more cautious in their home purchases. We are increasing our investment in advertising and other promotional incentives, expanding third party broker programs and retraining our sales force with a view toward increasing traffic and improving conversion rates. We instituted improved quality control programs and customer satisfaction initiatives to improve the Company’s reputation, referral rate and competitive position. While historically we have been able to raise the prices of our new homes due to strong consumer demand, such strong pricing power appears to be weaker although opportunities to increase prices exist in certain regions and at some of our projects. We anticipate that the combination of relatively stable prices, higher marketing costs and rising construction costs could exert downward pressure on homebuilding margins in the future. In addition, we believe continued infrastructure investments will be necessary to fund projects launched in 2005 and to realize growth goals.
Impact of Historical Growth on Operations and Future Prospects
     Due in large part to stronger than expected sales of new homes in prior periods, we experienced production challenges in some of our homebuilding communities and our inventory of homes available for sale was greatly diminished. Those increased sales led to extended delivery cycles in 2004 and 2005 beyond our 12-month target. As a result of the extended delivery cycles and our depleted inventory levels, we slowed the pace of sales throughout our Florida communities beginning in late 2004. Current results of operations reflect the slower pace of sales. We engaged outside consultants to assist the Company in reviewing our organizational structure, production and operational practices. We expect that results of operations will benefit from the revised policies and practices starting in 2006. We continue to replenish our lot inventory in Florida, Georgia, Tennessee and South Carolina and new communities have recently opened in each of those locations. In addition, we have entered into contracts to acquire approximately 5,345 additional lots to support growth in 2006 and beyond. While the value of our backlog, reflecting higher average selling prices, has grown in comparison to December 31, 2004, the backlog of units decreased slightly as of December 31, 2005 from the 2004 level. The backlog is expected to grow in the future as our organizational and infrastructure improvements permit us to increase the pace of sales in association with the opening of additional communities. The average selling price of our homes continues to increase and our overall margin percentages have thus far resisted compression due primarily to the favorable selling conditions in the Florida markets where the majority of our operations are currently located; however, as noted above, there is no assurance that these conditions will continue in 2006.
Critical Accounting Policies and Estimates
     Management views critical accounting policies as accounting policies that are important to the understanding of our financial statements and also involve estimates and judgments about inherently uncertain matters. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated statements of financial condition and assumptions that affect the recognition of revenues and expenses on the statements of income for the periods presented. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in subsequent periods relate to the determination of the valuation of real estate and estimated costs to complete construction, the valuation of carrying values of investments in joint ventures, the valuation of the fair market value of assets and liabilities in the application of the purchase method of accounting and the amount of the deferred tax asset valuation allowance. We have identified the following accounting policies that management views as critical to the accurate portrayal of our financial condition and results of operations.
Inventory of Real Estate
     Inventory of real estate includes land, land development costs, interest and other construction costs and is stated at accumulated cost or, when circumstances indicate that the inventory is impaired, at estimated fair value. Estimated fair value is based on disposition of real estate in the normal course of business under existing and anticipated market conditions. The valuation takes into consideration the current status of the property, various restrictions, carrying costs, costs of disposition and any other circumstances which may affect fair value, including management’s plans for the property. Due to the large acreage of certain land holdings and the nature of our project development life cycles, disposition in the normal course of business is expected to extend over a number of years.
     Land and indirect land development costs are accumulated by specific area and allocated to various parcels or housing units using either specific identification or apportioned based upon the relative sales value, unit or area methods. Direct construction costs are assigned to housing units based on specific identification. Construction costs primarily include direct construction costs and capitalized field overhead. Other costs are comprised of tangible selling costs, prepaid local government fees and capitalized real estate taxes. Tangible selling costs are capitalized by communities and represent costs incurred throughout the selling period to aid in the sale of housing units, such as model furnishings and decorations, sales office furnishings and facilities, exhibits, displays and signage. These tangible selling costs are capitalized and expensed to cost of sales of the benefited home sales. Start-up costs and other selling costs are expensed as incurred.
     The expected future costs of development are analyzed at least annually to determine the appropriate allocation factors to charge to the remaining inventory as cost of sales when such inventory is sold. During the long term project development cycles in our Land Division, such development costs are subject to more relative volatility than similar costs in homebuilding. Costs to complete infrastructure will be influenced by changes in direct costs associated with labor and materials, as well as changes in development orders and regulatory compliance.
Investments in Unconsolidated Subsidiaries
     We follow the equity method of accounting to record our interests in subsidiaries in which we do not own the majority of the voting stock and to record our investment in variable interest entities in which we are not the primary beneficiary. These entities consist of Bluegreen Corporation, joint ventures and statutory business trusts. The statutory business trusts are variable interest entities in which the Company is not the primary beneficiary. Under the equity method, the initial investment in a joint venture is recorded at cost and is subsequently adjusted to recognize our share of the joint venture’s earnings or losses. Distributions received reduce the carrying amount of the investment. These investments are evaluated annually or as events or circumstances warrant for other than temporary declines in value. Evidence of other than temporary declines includes the inability of the joint venture or investee to sustain an earnings capacity that would justify the carrying amount of the investment and consistent joint venture operating losses. The evaluation is based on available information including condition of the property and current and anticipated real estate market conditions.

Homesite Contracts and Consolidation of Variable Interest Entities
     In the ordinary course of business we enter into contracts to purchase homesites and land held for development. Option contracts allow us to control significant homesite positions with minimal capital investment and substantially reduce the risks associated with land ownership and development. Our liability for nonperformance under such contracts is typically only the required deposits, and typically our deposits or letters of credit are less than 20% of the underlying purchase price. We do not have legal title to these assets. However, if certain conditions are met under the requirements of FASB Interpretation No. 46(R), the Company’s land contracts may create a variable interest for the Company, with the Company being identified as the primary beneficiary. If these conditions are met, interpretation no. 46 requires us to consolidate the assets (homesites) at their fair value. At December 31, 2005 there were no assets under these contracts consolidated in our financial statements.
Revenue Recognition
     Revenue and all related costs and expenses from house and land sales are recognized at the time that closing has occurred, when title and possession of the property and the risks and rewards of ownership transfer to the buyer, and when other sale and profit recognition criteria are satisfied as required under accounting principles generally accepted in the United States of America for real estate transactions. In order to properly match revenues with expenses, we estimate construction and land development costs incurred but not paid at the time of closing. Estimated costs to complete are determined for each closed home and land sale based upon historical data with respect to similar product types and geographical areas. We monitor the accuracy of estimates by comparing actual costs incurred subsequent to closing to the estimate made at the time of closing and make modifications to the estimates based on these comparisons. We do not expect the estimation process to change in the future.
Capitalized Interest
     Interest incurred relating to land under development and construction is capitalized to real estate inventories during the active development period. Interest is capitalized as a component of inventory at the effective rates paid on borrowings during the pre-construction and planning stage and during the periods that projects are under development. Capitalization of interest is discontinued if development ceases at a project. Interest is amortized to cost of sales on the relative sales value method as related homes, and land are sold.
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

Consolidated Results of Operations

	Year Ended December 31,			2005	2004
				vs. 2004	vs. 2003
	2005	2004	2003	Change	Change
	(In thousands, except per share data)
Revenues
Sales of real estate	$558,112	549,652	283,058	8,460	266,594
Title and mortgage operations	3,750	4,798	2,466	(1,048)	2,332

Total revenues	561,862	554,450	285,524	7,412	268,926

Costs and expenses
Cost of sales of real estate	408,082	406,274	209,431	1,808	196,843
Selling, general and administrative expenses	87,639	71,001	42,027	16,638	28,974
Other expenses	4,855	7,600	1,924	(2,745)	5,676

Total costs and expenses	500,576	484,875	253,382	15,701	231,493

Earnings from Bluegreen Corporation	12,714	13,068	7,433	(354)	5,635
Earnings from joint ventures	69	6,050	483	(5,981)	5,567
Interest and other income	13,278	4,619	3,162	8,659	1,457

Income before income taxes	87,347	93,312	43,220	(5,965)	50,092
Provision for income taxes	32,436	35,897	16,400	(3,461)	19,497

Net income	$54,911	57,415	26,820	(2,504)	30,595

Basic earnings per share	$2.77	$3.10	$1.81	$(0.33)	$1.29
Diluted earnings per share (a)	$2.74	$3.04	$1.77	$(0.30)	$1.27

Weighted average shares outstanding	19,817	18,518	14,816	1,299	3,702
Diluted shares outstanding	19,929	18,600	14,816	1,329	3,784

(a)	Diluted earnings per share takes into account the dilution in earnings we recognize from Bluegreen as a result of outstanding securities issued by Bluegreen that enable the holders thereof to acquire shares of Bluegreen’s common stock.
For the Year Ended December 31, 2005 Compared to the Same 2004 Period
     Consolidated net income decreased $2.5 million, or 4.4%, for the year ended December 31, 2005 as compared to 2004. The decrease in net income primarily resulted from a decrease in sales of real estate by our Homebuilding Division, coupled with an increase in overall selling, general and administrative expenses associated with our expansion into new markets, increased headcount, and our efforts to improve our organizational structure, production and operational practices. The impact of lower homebuilding revenue, higher spending on overhead, technology, training and infrastructure and lower earnings from joint ventures was partially mitigated by increases in sales by our Land Division and Levitt Commercial, as well as an increase in interest and other income.
     Our consolidated revenues from sales of real estate increased 1.5% to $558.1 million for the year ended December 31, 2005 from $549.7 million for the same 2004 period. This increase is attributable primarily to an increase in consolidated revenue from the Land Division which increased to $105.7 million in 2005 and an increase at Levitt Commercial from $5.6 million in 2004 to $14.7 million in 2005. These increases were partially offset by a decrease of $33.9 million in Homebuilding Division revenues as a result of fewer deliveries. The Land Division’s segment revenues of $96.2 million in 2004 include $24.4 million of sales to the Homebuilding Division which are eliminated in consolidation because they represent inter-company sales. The increase in the Land Division revenue is attributable primarily to the first quarter 2005 bulk sale for $64.7 million of five non-contiguous parcels of land consisting of 1,294 acres adjacent to our Tradition, Florida master-planned community.
     Selling, general and administrative expenses increased 23.4% to $87.6 million during 2005 compared to $71.0 million for the same 2004 period primarily as a result of higher employee compensation and benefits expenses and an increase in professional fees. As a percentage of total revenues, our selling, general and administrative expenses increased to 15.6% for 2005 from 12.8% for the year ended December 31, 2004. The increase in compensation expense was attributable to an increase in employee headcount associated with new hires in Central and South Florida (including the Company’s headquarters) and the continued expansion of homebuilding activities into North Florida, Georgia and South Carolina. Further, we incurred start-up costs such as advertising and administrative expenses associated with launching new communities in Atlanta, Georgia, Myrtle Beach, South Carolina and Nashville, Tennessee. The number of our full time employees increased to 640 at December 31, 2005, from 527 as of December 31, 2004. In addition, expenses incurred during the year ended December 31, 2005 reflect the full inclusion of Bowden’s operations, which operations were included commencing with its acquisition in May 2004. In connection with our initiatives to improve infrastructure, we incurred expenses associated with technology upgrades, training and human resource development and communications.
     We engaged consultants in 2005 to assist us in a detailed operational and organizational review. Following that detailed evaluation, we concluded that additional infrastructure investment and organizational change would be necessary in order to support growth objectives of the Homebuilding Division. As a result, the Company was organizationally restructured into regional teams with matrixed, multi-functional relationships. At the same time, we implemented numerous initiatives to support the new regional structure and increased infrastructure investment, which included recruiting additional managers, particularly in field operations; the evaluation, documentation, and implementation of industry best practices; the selection and implementation of a common technology platform; the development of curriculum and training programs; and formalized management communications relating to strategies and priorities. Overhead expense associated with this broad range of organizational and operational initiatives has increased, reflecting our higher employee headcount, retention of outside consultants and other direct program costs. We anticipate these higher levels of overhead expenses will continue into 2006 as the various programs are implemented and completed, and as a consequence selling, general and administrative expenses are expected to grow both in absolute dollar levels and as a percentage of total revenues throughout 2006.
     Interest incurred totaled $19.3 million and $11.1 million for 2005 and 2004, respectively. Interest incurred was higher due to higher outstanding balances of notes and mortgage notes payable related to increases in our inventory of real estate and to an increase in interest rates associated with rising interest rate indices which impacted our variable rate indebtedness. Interest capitalized was $19.3 million for 2005 and $10.8 million for 2004. Cost of sales of real estate for the year ended December 31, 2005 and 2004 included previously capitalized interest of approximately $9.0 million and $9.9 million, respectively.
     The decrease in other expenses was primarily attributable to a decrease in hurricane expense, net of insurance recoveries. The expenses recorded to account for the estimated costs of remediating hurricane-related damage in our Florida Homebuilding and Land Divisions was $572,000 in 2005 compared with $4.4 million in 2004. This decrease in expense was partially offset by a one time additional reserve recorded to account for our share of costs associated with a litigation settlement, and a debt prepayment penalty incurred during the first quarter of 2005 at our Land Division.
     We recorded $12.7 million of earnings relating to our ownership interest in Bluegreen during the year ended December 31, 2005 as compared to $13.1 million for the year ended December 31, 2004. Before giving effect to the restatement discussed below, our earnings from Bluegreen were $15.0 million, net of purchase accounting adjustments.
     Bluegreen restated its financial statements for the first three quarters of fiscal 2005 and the fiscal years ended December 31, 2004 and 2003 due to certain misapplications of GAAP in the accounting for sales of the Company’s vacation ownership notes receivable and other related matters. The restatement accounts for the sales of notes receivable as on-balance sheet financing transactions as opposed to off-balance sheet sales transactions as Bluegreen had originally accounted for these transactions. We recorded the cumulative effect of the restatement in the year ended December 31, 2005. This cumulative adjustment was recorded as a $2.4 million reduction of our earnings from Bluegreen and a $1.1 million increase in our pro-rata share of unrealized gains recognized by Bluegreen. These adjustments resulted in a $1.3 million reduction to our investment in Bluegreen.
     Earnings from real estate joint ventures were $69,000 during 2005 compared to earnings of $6.0 million for 2004. In 2004, earnings from real estate joint ventures included the sale of an apartment complex and deliveries of homes and condominium units. During the year ended December 31, 2005, there were no unit deliveries by the Company’s joint ventures which were winding down operations.
     The increase in interest and other income of $8.7 million is primarily related to an increase in rental income, higher balances of interest-earning deposits at various financial institutions, a non-recurring contingent termination payment received from a previously dissolved partnership, and the reversal of accrued construction obligations associated with certain future infrastructure development requirements in our land division. The total increase in these items of approximately $10.1 million was offset by the absence of a one time $1.4 million reduction of a litigation reserve which was recorded in 2004. The $1.4 million reduction of a litigation reserve was the result of our successful appeal of a 2002 judgment which reversed the damages awarded by the trial jury and ordered a new trial to determine damages. The litigation reserve was reduced based on our assessment of the potential liability.
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
     The increase in other expenses was primarily attributable to a $4.4 million charge, net of insurance recoveries, recorded to account for the estimated costs of remediating hurricane-related damage in our Florida Homebuilding and Land operations, as previously discussed.
     We recorded $13.1 million of earnings relating to our ownership interest in Bluegreen during the year ended December 31, 2004 as compared to $7.4 million for the year ended December 31, 2003. Our investment in Bluegreen was also reduced by $2.9 million during 2004 primarily to reflect the dilutive effect on our ownership interest of Bluegreen’s issuance of approximately 5.3 million shares of common stock in connection with the call for redemption of its 8.25% Convertible Subordinated Debentures and the exercise of stock options. At December 31, 2004 and 2003, our ownership interest in Bluegreen was 31% and 38%, respectively.
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
Homebuilding Division Results of Operations

	Year Ended December 31,			2005	2004
				vs. 2004	vs. 2003
	2005	2004	2003	Change	Change
	(Dollars in thousands, except average price data)
Revenues
Sales of real estate	$438,367	472,296	222,257	(33,929)	250,039
Title and mortgage operations	3,750	4,798	2,466	(1,048)	2,332

Total revenues	442,117	477,094	224,723	(34,977)	252,371

Costs and expenses
Cost of sales of real estate	347,008	371,097	173,072	(24,089)	198,025
Selling, general and administrative expenses	57,403	50,806	29,478	6,597	21,328
Other expenses	3,606	7,015	1,493	(3,409)	5,522

Total costs and expenses	408,017	428,918	204,043	(20,901)	224,875

Earnings from joint ventures	104	3,518	480	(3,414)	3,038
Interest and other income	723	1,944	560	(1,221)	1,384

Income before income taxes	34,927	53,638	21,720	(18,711)	31,918
Provision for income taxes	12,691	20,658	7,964	(7,967)	12,694

Net income	$22,236	32,980	13,756	(10,744)	19,224

Operational data:
Homes delivered	1,789	2,126	1,011	(337)	1,115
Construction starts	1,662	2,294	1,593	(632)	701
Average selling price of homes delivered	$245,000	222,000	220,000	23,000	2,000
Margin percentage on homes delivered (a)	20.8%	21.4%	22.1%	-0.6%	-0.7%
New orders (units)	1,767	1,679	2,240	88	(561)
New orders (value)	$547,045	427,916	513,436	119,129	(85,520)
Backlog of homes (units)	1,792	1,814	2,053	(22)	(239)
Backlog of homes (value)	$557,325	448,647	458,771	108,678	(10,124)

Joint Ventures (excluded from above):
Homes delivered	—	146	18	(146)	128
Construction starts	—	—	43	—	(43)
New orders (units)	—	42	61	(42)	(19)
New orders (value)	$—	13,967	15,957	(13,967)	(1,990)
Backlog of homes (units)	—	—	104	—	(104)
Backlog of homes (value)	$—	—	27,478	—	(27,478)

(a)	Margin percentage is calculated by dividing margin (sales of real estate minus cost of sales of real estate) by sales of real estate.
     Homebuilding Division revenues declined by 7.3% in 2005 compared to the same period in 2004, reflecting fewer homes delivered in 2005 offset slightly by higher average selling prices. The Company’s sales performance in Florida in 2003 and 2004 exceeded our projections and production capacity. As a result, our delivery cycle in 2004 and 2005 extended beyond our 12-month target, and the number of homes we closed in 2005 declined 16% as compared to 2004. We have implemented changes to our organizational structure, production and operational practices in an attempt to shorten cycle times to enable us to deliver homes within 12 months. We believe that shorter delivery cycles will increase customer satisfaction, reduce the amount of time contracted homes are in backlog, and thereby reduce our exposure to rising costs.

     At December 31, 2005, our Homebuilding Division had a delivery backlog of 1,792 homes representing $557.3 million of future sales. The average sales price of the homes in backlog at December 31, 2005 of $311,000 is approximately 26% higher than the average sales price of the homes in backlog at December 31, 2004. This increase is attributable to rising prices based on the demand for homes, as well as the particular markets generating the backlog. While the backlog value is encouraging for our 2006 results, adverse economic trends such as rising interest rates, continued inflationary pressures and labor shortages could impact our Homebuilding Division in future periods. In 2005, the costs of lumber, steel, concrete and other building materials rose significantly. Additionally, labor costs rose during the year reflecting a shortage of sub-contractors in some of the markets in which we build. The redeployment of labor in Florida following two years of active hurricane seasons exacerbated the labor shortage in these markets. While we may be able to increase our future selling prices to absorb the increased costs, the sales prices of homes in our backlog cannot be increased and the margins on the delivery of homes in backlog may be adversely affected by this trend.
     We are also continuing to seek to expand our homebuilding activities in the Jacksonville, Florida, Atlanta, Georgia, Nashville, Tennessee and Myrtle Beach, South Carolina markets. Our first sales in Jacksonville, Nashville and Atlanta, aggregating 282 units in total, occurred in 2005. We anticipate revenues from deliveries in these markets will be recognized during the second half of 2006. Costs associated with expansion in new markets will remain at elevated levels during 2006.
For the Year Ended December 31, 2005 Compared to the Same 2004 Period
     The value of new orders increased to $547.0 million for 2005 from $427.9 million in 2004 as a result of higher average sales prices and increased number of orders. Higher selling prices were primarily a reflection of the continued strength of the Florida market and the shift in our Tennessee operations away from the first-time entry level buyer to a higher end customer. New unit orders modestly increased to 1,767 units in 2005, from 1,679 units during 2004 as additional inventory became available for sale. Further, our expanded presence in Tennessee and Georgia contributed to new order flow. Construction starts declined in 2005 primarily due to the delayed sales and delayed scheduled construction cycles.
     Revenues from home sales decreased 7.2% to $438.4 million in 2005 from $472.3 million in 2004, due primarily to decreased home deliveries. While home deliveries in Tennessee increased to 451 units delivered from 343 units delivered during 2004, reflecting a full year of operations, home deliveries in Florida decreased to 1,338 units delivered from 1,783 units delivered during the same 2004 period. The decrease in Florida deliveries was attributable to the lower backlog at December 31, 2004, an increased emphasis on quality and customer service which delayed closings, as well as a reduction in construction starts during the year as discussed above. Construction cycle times generally improved, although some projects continued to experience subcontractor delays and project-related management issues.
     Cost of sales decreased by approximately 6.5% to $347.0 million in 2005 from $371.1 million in 2004. The decrease in cost of sales was attributable to fewer deliveries. Cost of sales as a percentage of related revenue was approximately 79.2% for the year ended December 31, 2005, as compared to approximately 78.6% for the year ended December 31, 2004. This slight increase was due primarily to increases in labor and raw material costs in 2005 and a higher percentage of homes sold in the Tennessee region, which produces lower margins than other regions and accounted for the higher cost of sales percentage. Deliveries in the Tennessee region represented 25% of 2005 total deliveries, compared with 16% in 2004. We are integrating the region onto the same technology platform as our other regions and are standardizing operating policies and procedures in an effort to improve margins and profitability in our Tennessee region. In addition, we are shifting our strategy in Tennessee from acquiring finished lots for smaller subdivisions to acquiring and developing raw land for “signature communities” which resemble our communities in other regions, and eventually introducing active adult communities to the Tennessee market.
     Selling, general and administrative expenses increased 13.0% to $57.4 million in 2005 from $50.8 million for 2004. In connection with our detailed operational and organizational review, we made significant expenditures for infrastructure investment we believe is necessary to support our growth objectives. Further, there were higher expenses as a result of the inclusion of Bowden expenses for the full year of 2005 compared with only eight months in 2004, and the higher costs associated with increasing headcount and market expansion. As a percentage of total revenues, our selling, general and administrative expense was approximately 13.0% during the twelve months ended December 31, 2005, compared to 10.6% during the same 2004 period. The increase was specifically attributable to increased employee compensation and benefits costs associated with new hires in Central and South Florida, and the continued expansion of homebuilding activities into the Jacksonville, Atlanta, Myrtle Beach and Nashville markets, incurring administrative start-up costs, including advertising.

     Interest incurred and capitalized on notes and mortgages payable totaled $12.1 million during 2005, compared to $6.5 million incurred and $6.3 million capitalized during the same 2004 period. Interest incurred increased as a result of an increase in the average interest rate on our variable-rate borrowings and an increase in borrowings in 2005 associated with the Company’s purchases of land to replenish its inventory of homesites. At the time of a home sale, the related capitalized interest is charged to cost of sales. Cost of sales of real estate during 2005 and 2004 included previously capitalized interest of $6.3 million and $8.0 million, respectively.
     The decrease in other expenses of $3.4 million was primarily attributable to certain non-recurring expenses recorded in 2004, including a charge of $3.9 million, net of insurance recoveries, to account for the costs of remediating hurricane related damage in the Company’s Florida operations. In 2005, the Homebuilding Division did not incur any hurricane related expense. For 2005, other expenses were comprised of mortgage operations expense and an additional reserve recorded for our share of costs associated with a litigation settlement reached in a matter in which we were a joint venture partner.
     The decrease in interest and other income in 2005 is primarily related to a $1.4 million reduction of a litigation reserve recorded in 2004 as a result of our successful appeal of a 2002 judgment. The appellate court reversed the damages awarded by the trial jury and ordered a new trial to determine damages. The litigation reserve was reduced based on our assessment of the potential liability.
     We did not enter into any new joint venture development or other joint venture agreements in 2005. The decrease in earnings in joint ventures resulted primarily from the completion of unit deliveries in 2004 by a joint venture developing a condominium complex in Boca Raton, Florida. That joint venture delivered the final 146 condominium units during 2004. The final 4,100 square feet of commercial space in the project was delivered during the year ended December 31, 2005.
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
     Revenues from home sales increased 112% to $472.3 million in 2004 from $222.3 million in 2003, due primarily to an increase in home deliveries in communities that commenced deliveries in 2003 and from Bowden’s operations. During 2004, 2,126 homes were delivered at an average selling price of approximately $222,000, as compared to 1,011 homes delivered in 2003 at an average selling price of approximately $220,000. The modest increase in the average selling price of our homes was due primarily to a change in our product mix resulting from the inclusion of Bowden in 2004. The average selling price of the homes in our Florida communities increased by $15,000 over 2003 to $235,000. The average selling price of Bowden’s homes was $157,000.
     Cost of sales increased by approximately 114% to $371.1 million in 2004 from $173.1 million in 2003 due primarily to an increase in the number of home deliveries. Cost of sales as a percentage of related revenue was approximately 79% for the year ended December 31, 2004, as compared to approximately 78% for the year ended December 31, 2003. Increases in labor and raw material costs in 2004 were largely offset by increases in the selling prices of our homes. Cost of sales for 2004 also includes approximately $1.8 million of purchase accounting adjustments relating to the acquisition of Bowden.
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
Land Division Results of Operations

	Year Ended December 31,			2005	2004
				vs. 2004	vs. 2003
	2005	2004	2003	Change	Change
	(Dollars in thousands)
Revenues
Sales of real estate	$105,658	96,200	55,038	9,458	41,162

Total revenues	105,658	96,200	55,038	9,458	41,162

Costs and expenses
Cost of sales of real estate	50,706	42,838	31,362	7,868	11,476
Selling, general and administrative expenses	12,395	10,373	7,549	2,022	2,824
Other expenses	1,177	561	224	616	337

Total costs and expenses	64,278	53,772	39,135	10,506	14,637

Interest and other income	9,008	1,671	2,261	7,337	(590)

Income before income taxes	50,388	44,099	18,164	6,289	25,935
Provision for income taxes	18,992	17,031	7,149	1,961	9,882

Net income	$31,396	27,068	11,015	4,328	16,053

Operational data:
Acres sold	1,647	1,212	1,337	435	(125)
Margin percentage (a)	52.0%	55.5%	43.0%	-3.5%	12.5%
Unsold acres	12,092	8,349	5,116	3,743	3,233
Backlog of land (acres)	238	1,833	1,433	(1,596)	400
Backlog of land (sales value)	$34,802	121,095	103,174	(86,293)	17,921

(a)	Margin percentage is calculated by dividing margin (sales of real estate minus cost of sales of real estate) by sales of real estate.
     Land Division revenues have historically been generated primarily from two master-planned communities located in St. Lucie County, Florida — St. Lucie West and Tradition™, Florida. Development activity in St. Lucie West is substantially complete, with 4 acres of inventory remaining at December 31, 2005, which are subject to firm sales contracts. The master-planned community, Tradition, Florida encompasses more than 8,200 total acres, including approximately 5,858 net saleable acres. Approximately 1,548 acres had been sold and 234 were subject to firm sales contracts with various homebuilders as of December 31, 2005.
     During 2005, our Land Division purchased two parcels of land in Jasper County, South Carolina to develop a master-planned community for a combined purchase price of approximately $42.4 million. The master-planned community, Tradition™, South Carolina, now encompasses more than 5,300 total acres, including approximately 3,000 net saleable acres and is currently entitled to include up to 9,500 residential units and up to 1.5 million feet of commercial space, in addition to recreational areas, educational facilities and emergency services. Development activity began in the fourth quarter of 2005.
     In addition to sales to third party homebuilders, the Land Division periodically sells residential land to the Homebuilding Division on a priority basis at intercompany prices that we believe approximate arms length pricing. The Land Division will also continue to sell undeveloped commercial property to commercial developers, but will be more active in internally developing certain projects.

     We calculate margin as sales of real estate minus cost of sales of real estate, and have historically realized between 40% and 60% margin on Land Division sales. Margins fluctuate based upon changing sales prices and costs attributable to the land sold. The sales price of land sold varies depending upon: the location; the parcel size; whether the parcel is sold as raw land, partially developed land or individually developed lots; the degree to which the land is entitled; and whether the ultimate use of land is residential or commercial. The cost of sales of real estate is dependent upon the original cost of the land acquired, the timing of the acquisition of the land, and the amount of development and carrying costs capitalized to the particular land parcel. Allocations to costs of sales involve management judgment and an estimate of future costs of development, which can vary over time due to labor and material cost increases, master plan design changes and regulatory modifications. Accordingly, allocations are subject to change for elements often beyond management control. Future margins will continue to vary in response to these and other market factors.
For the Year Ended December 31, 2005 Compared to the Same 2004 Period
     Revenues from land sales increased 9.8% to $105.7 million in 2005 from $96.2 million in 2004. Margin on land sales in 2005 was approximately $55.0 million as compared to $53.4 million in 2004. During 2005, 1,647 acres were sold with an average margin of 52%, as compared to 1,212 acres sold with an average margin of 55.5% in 2004. The decline in average selling price per acre is attributable to the stage of entitlements of the parcels sold. We sold a greater percentage of undeveloped and unentitled land in 2005 relative to 2004. The decrease in margin is also attributable to the mix of acreage sold, with a decrease in commercial property sales at St. Lucie West. The margin percentage on the Tradition, Florida acreage tends to be lower due to the stage of the development and the higher proportion of residential sales (which generally have a lower margin) to commercial sales in the same period. While yielding a slightly lower margin percentage, the Land division generated more margin dollars which enhanced overall profitability. The most notable transaction during 2005 was the bulk sale for $64.7 million in the first quarter of five non-contiguous parcels of land adjacent to Tradition, Florida consisting of a total of 1,294 acres. During 2004, the Company sold 448 acres in Tradition, Florida to the Homebuilding Division which generated revenue of $23.4 million and margin of $14.4 million. This transaction, which is included in the above table for 2004, was eliminated in consolidation, and the associated profit was deferred. There were no land sales to the Homebuilding Division in 2005.
     Selling, general and administrative expenses increased 19.5% to $12.4 million during the year ended December 31, 2005 compared to $10.4 million for the same 2004 period. As a percentage of total revenues, selling, general and administrative expenses remained relatively flat increasing to 11.7% in 2005 from 10.8% in 2004. The slight increase was due to increased headcount as the number of Land Division employees increased to 48 in 2005 from 35 as of December 31, 2004 largely associated with our expansion at both Tradition, Florida and Tradition, South Carolina.
     Interest incurred for 2005 and 2004 was approximately $2.8 million and $2.0 million, respectively. The increase in interest incurred was primarily due to an increase in outstanding borrowings related to acquisition of land for Tradition, South Carolina. During 2005, interest capitalized was approximately $2.8 million, as compared with $1.9 for 2004. At the time of land sales, the related capitalized interest is charged to cost of sales. Cost of sales of real estate for 2005 and 2004 included previously capitalized interest of approximately $742,587 and $87,000, respectively.
     The increase in other expenses was primarily attributable to a $677,000 pre-payment penalty on debt repayment incurred during the first quarter of 2005. We repaid indebtedness under a line of credit using a portion of the proceeds of the bulk sale described above.
     The increase in interest and other income of $7.3 million is primarily related to the reversal of certain accrued construction obligations. During the fourth quarter of 2005, we reversed approximately $6.7 million in accrued construction obligations. These accrued construction obligations were recorded as property was sold to recognize our obligations to comply with future infrastructure development requirements of governmental entities. The reversal of these construction obligations was the result of changes made to the infrastructure development requirements by such governmental entities for certain projects. All payments and obligations related to the infrastructure development requirements for these projects were fulfilled as of December 31, 2005.
For the Year Ended December 31, 2004 Compared to the Same 2003 Period
     Revenues from land sales increased 75% to $96.2 million in 2004 from $55.0 million in 2003. Margin on land sales in 2004 was approximately $53.4 million as compared to $23.7 million in 2003. During 2004, 1,212 acres were sold with an average margin of 55%, as compared to 1,337 acres sold with an average margin of 43% in 2003. The lower margin percentage in 2003 was primarily the result of the bulk sale in July of approximately 1,000 acres of undeveloped land adjacent to Tradition, Florida in a single transaction to a developer that has been developed as golf courses. During

2004, the Land Division sold approximately 448 acres in Tradition, Florida to the Homebuilding Division which, for segment reporting purposes, generated revenue of $23.4 million and margin of $14.4 million. However, this transaction, which is included in the above table, is eliminated in consolidation. There were no sales by the Land Division to the Homebuilding Division in 2003.
     Selling, general and administrative expenses increased 37% to $10.4 million during the year ended December 31, 2004 as compared to $7.5 million for the same 2003 period. As a percentage of total revenues, selling, general and administrative expenses declined to 11% in 2004 from 14% in 2003.
     Interest incurred for 2004 and 2003 was approximately $2.0 million and $1.2 million, respectively. The increase in interest incurred was primarily due to an increase in outstanding borrowings related to acquisition of land for Tradition, Florida. During 2004, interest capitalized was approximately $1.9 million, as compared with $927,000 for 2003. At the time of land sales, the related capitalized interest is charged to cost of sales. Cost of sales of real estate for 2004 and 2003 included previously capitalized interest of approximately $87,000 and $318,000, respectively.
     The increase in other expenses was primarily attributable to a $500,000 charge, net of insurance recoveries, recorded to account for the estimated costs of remediating hurricane-related damage, as previously discussed.
Other Operations Results of Operations

	Year Ended December 31,			2005	2004
				vs. 2004	vs. 2003
	2005	2004	2003	Change	Change
	(Dollars in thousands)
Revenues
Sales of real estate	$14,709	5,555	5,763	9,154	(208)

Total revenues	14,709	5,555	5,763	9,154	(208)

Costs and expenses
Cost of sales of real estate	12,520	6,255	6,021	6,265	234
Selling, general and administrative expenses	17,841	9,822	5,000	8,019	4,822
Other expenses	72	24	207	48	(183)

Total costs and expenses	30,433	16,101	11,228	14,332	4,873

Earnings from Bluegreen Corporation	12,714	13,068	7,433	(354)	5,635
(Loss) earnings from joint ventures	(35)	2,532	3	(2,567)	2,529
Interest and other income	4,106	1,004	341	3,102	663

Income before income taxes	1,061	6,058	2,312	(4,997)	3,746
Provision for income taxes	378	2,198	891	(1,820)	1,307

Net income	$683	3,860	1,421	(3,177)	2,439

     Other Operations include all other activities, including Levitt Commercial, Levitt Corporation general and administrative expenses, earnings from our investment in Bluegreen and earnings from investments in various real estate projects. We currently own approximately 9.5 million shares of the common stock of Bluegreen, which represented approximately 31% of Bluegreen’s outstanding shares as of December 31, 2005. Under equity method accounting, we recognize our pro-rata share of Bluegreen’s net income or loss (net of purchase accounting adjustments) as pre-tax earnings. Bluegreen has not paid dividends to its shareholders; therefore, our earnings represent only our claim to the future distributions of Bluegreen’s earnings. Accordingly, we record a tax liability on our portion of Bluegreen’s net income. Should Bluegreen’s financial performance deteriorate, our earnings in Bluegreen would deteriorate concurrently and our results of operations would be adversely affected. Furthermore, a significant reduction in Bluegreen’s financial position might require that we test our investment in Bluegreen for impairment, which could result in charges against our future results of operations. For a complete discussion of Bluegreen’s results of operations and financial position, we refer you to Bluegreen’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the SEC.

For the Year Ended December 31, 2005 Compared to the Same 2004 Period
     During the year ended 2005, Levitt Commercial delivered 44 flex warehouse units at two of its projects, generating revenues of $14.7 million as compared to 18 flex warehouse units in 2004, generating revenues of $5.6 million.
     We recorded $12.7 million of earnings relating to our ownership interest in Bluegreen during the year ended December 31, 2005 as compared to $13.1 million for the year ended December 31, 2004. Before giving effect to the restatement discussed below, our earnings from Bluegreen were $15.0 million, net of purchase accounting adjustments.
     Bluegreen restated its financial statements for the first three quarters of fiscal 2005 and the fiscal years ended December 31, 2004 and 2003 due to certain misapplications of GAAP in the accounting for sales of the Company’s vacation ownership notes receivable and other related matters. The restatement accounts for the sales of notes receivable as on-balance sheet financing transactions as opposed to off-balance sheet sales transactions as Bluegreen had originally accounted for these transactions. We recorded the cumulative effect of the restatement in the year ended December 31, 2005. This cumulative adjustment was recorded as a $2.4 million reduction of our earnings from Bluegreen and a $1.1 million increase in our pro-rata share of unrealized gains recognized by Bluegreen. These adjustments resulted in a $1.3 million reduction to our investment in Bluegreen.
     Selling, general and administrative and other expenses increased to $17.8 million during the year ended December 31, 2005 as compared to $9.8 million during the year ended December 31, 2004. In 2005, we incurred professional fees associated with the organizational review of production and operational practices and procedures as previously discussed. We expect we will continue to incur additional expenses associated with professional fees in varying amounts through 2006. Also contributing to the increase in selling, general and administrative expenses during the year ended 2005 were additional audit fees associated with Sarbanes Oxley and increased compensation and benefits expense resulting from in an increase in employees at the parent company. The increase in selling, general and administrative expenses is also attributable to increased compensation expense resulting from an increase from 22 employees in this segment at year end 2004 to 46 employees at year end 2005. The increased headcount was primarily related to parent company staffing in Human Resources, Project Management and administrative functions in preparation for our implementation of the Company’s strategic initiatives. In addition, incentives for all employees associated with achieving identified customer service goals accrued in the fourth quarter. Finally, in the fourth quarter of 2005, we incurred expenses associated with several company-wide information meetings to educate employees regarding the various organizational, information system, and operational changes scheduled to occur in 2005 and 2006.
     Losses from real estate joint ventures in 2005 were $35,000 as compared to $2.5 million of earnings in 2004. The earnings during 2004 were primarily related to the gain recognized by the sale of Grand Harbor, a rental apartment property in Vero Beach, Florida and earnings associated with the delivery of homes by a joint venture project in West Palm Beach, Florida. During 2005, the joint ventures in which this operating segment participates had essentially completed their operations and were winding down as discussed above.
     Interest incurred in other operations was approximately $4.4 million and $2.6 million for the year ended December 31, 2005 and 2004, respectively. The increase in interest incurred was primarily associated with an increase in notes at the parent company associated with our Trust Preferred Securities offerings and an increase in the average interest rate on our borrowings. Interest capitalized for this business segment totaled $4.4 million and $2.6 million for the year ended December 31, 2005 and 2004, respectively. Those amounts include adjustments to reconcile the amount of interest eligible for capitalization on a consolidated basis with the amounts capitalized in our other business segments.
For the Year Ended December 31, 2004 Compared to the Same 2003 Period
     During the year ended December 31, 2004, Levitt Commercial delivered 18 flex warehouse units compared with 13 units delivered during the year ended December 31, 2003. Cost of sales of real estate includes amortization of interest previously capitalized in this business segment. The amount of previously capitalized interest amortized in cost of sales for the year ended December 31, 2004 and 2003 was $1.8 million and $1.5 million, respectively.
     We recorded $13.1 million of earnings relating to our ownership interest in Bluegreen during the year ended December 31, 2004 as compared to $7.4 million for the year ended December 31, 2003. Our investment in Bluegreen was also reduced by $2.9 million during 2004 primarily to reflect the dilutive effect on our ownership interest of Bluegreen’s issuance of approximately 5.3 million shares of common stock in connection with the call for redemption of its 8.25% Convertible Subordinated Debentures and the exercise of stock options. At December 31, 2004 and 2003, our ownership interest in Bluegreen was 31% and 38%, respectively.

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
     Interest incurred in Other Operations was approximately $2.6 million and $1.7 million for the year ended December 31, 2004 and 2003, respectively. The increase in interest incurred was primarily associated with increases in outstanding borrowings related to Levitt Commercial’s development activities, interest obligations under the $8.0 million note to BankAtlantic Bancorp relating to the spin-off, and the $3.2 million of outstanding Subordinated Investment Notes. Interest capitalized for this business segment totaled $2.6 million and $1.7 million for the year ended December 31, 2004 and 2003, respectively. Those amounts include adjustments to reconcile the amount of interest eligible for capitalization on a consolidated basis with the amounts capitalized in our other business segments.
FINANCIAL CONDITION
     We believe that our current financial condition and credit relationships, together with anticipated cash flows from operations, will provide for our current liquidity needs for the foreseeable future.
     Our total assets at December 31, 2005 and 2004 were $895.7 million and $678.4 million, respectively. The increase in total assets primarily resulted from:
•	a net increase in inventory of real estate of approximately $197.8 million resulting from land acquisitions in Florida, Georgia, Tennessee and South Carolina by our Land and Homebuilding Divisions, and increases in land development and construction costs. These increases in inventory of real estate were partially offset by sales of homes and land;

•	a net increase of approximately $15.3 million in our investment in Bluegreen Corporation associated primarily with $15.0 million of earnings from Bluegreen (net of purchase accounting adjustments), $1.3 million from our pro rata share of unrealized gains associated with Bluegreen’s other comprehensive income and $121,000 associated with Bluegreen’s capital transactions, offset by the $1.3 million net cumulative effect of the restatement discussed above; and

•	an increase of $13.1 million in property and equipment associated with increased investment in the irrigation facility and commercial properties under construction in Tradition, Florida (including the buildings constructed and utilized by Core Communities as its offices and sales center) and hardware and software acquired for our technology infrastructure upgrade.
     The increase in total assets was partially offset by a net decrease in cash and cash equivalents of $12.0 million, which represents $134.7 million provided from financing, $132.5 million used in operations, and $14.1 million used in investing activities.
     Total liabilities at December 31, 2005 and 2004 were $545.9 million and $383.7 million, respectively.
     The increase in total liabilities primarily resulted from:
•	an increase of $8.7 million in customer deposits associated with our larger backlog at year end

•	a net increase in notes and mortgage notes payable of $85.6 million, primarily related to project debt associated with the 2005 land acquisitions described above, and an increase in junior subordinated debentures of $54.1 million.

•	an increase in the deferred tax liability of approximately $5.2 million which was primarily associated with our investment in Bluegreen.

LIQUIDITY AND CAPITAL RESOURCES
     We assess the Company’s liquidity in terms of its ability to generate cash to fund its operating and investment activities. During the year ended December 31, 2005, our primary sources of funds were the proceeds from the sale of real estate inventory, the issuance of trust preferred securities and borrowings from financial institutions. These funds were utilized primarily to acquire, develop and construct real estate, to service and repay borrowings and to pay operating expenses.
     In 2005, the Company formed two statutory business trusts, Levitt Capital Trust I (“LCT I”) and Levitt Capital Trust II (“LCT II”), for the purpose of issuing trust preferred securities and investing the proceeds thereof in junior subordinated debentures of the Company. The issuance of trust preferred securities was part of a larger pooled trust securities offering which was not registered under the Securities Act of 1933.
     On March 15, 2005, LCT I issued $22.5 million of trust preferred securities. The Trust used the proceeds from issuing trust preferred securities to purchase an identical amount of junior subordinated debentures (the “LCT I Debentures”) from the Company. Interest on the LCT I Debentures and distributions on the trust preferred securities are payable quarterly in arrears at a fixed rate of 8.11% through March 30, 2010 and thereafter at a floating rate of 3.85% over 3-month London Interbank Offered Rate (“LIBOR”) until the scheduled maturity date of March 30, 2035. Distributions on the trust preferred securities will be cumulative and based upon the liquidation value of the trust preferred security. The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the LCT I Debentures at maturity or their earlier redemption. The LCT I Debentures are redeemable five years from the issue date or sooner following certain specified events. In addition, we contributed $696,000 to the Trust in exchange for all of the Trust’s common securities and those proceeds were also used to purchase an identical amount of LCT I Debentures from the Company. The terms of the Trust’s common securities are nearly identical to the trust preferred securities. We used the proceeds to repay approximately $22.0 million of indebtedness to affiliates.
     On May 4, 2005, LCT II issued $30.0 million of trust preferred securities and used the proceeds to purchase an identical amount of junior subordinated debentures (the “LCT II Debentures) from the Company. Interest on the LCT II Debentures and distributions on the trust preferred securities are payable quarterly in arrears at a fixed rate of 8.09% through June 30, 2010 and thereafter at a floating rate of 3.80% over 3-month LIBOR until the scheduled maturity date of June 30, 2035. The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the LCT II Debentures at maturity or their earlier redemption. The LCT II Debentures are redeemable in whole or in part at our option at any time after five years from the issue date or sooner following certain specified events. In addition, the Company contributed $928,000 to LCT II in exchange for all of its common securities and those proceeds were also used to purchase an identical amount of LCT II Debentures from the Company. The terms of the Trust’s common securities are nearly identical to the trust preferred securities. We used the proceeds from this transaction to repay approximately $16.0 million of indebtedness to affiliates and used the balance for general corporate purposes.
     The Company relies on third party financing to fund the acquisition and development of land. As disclosed in Note 10 to the Company’s financial statements, during the year ended December 31, 2005, our principal operating subsidiaries, Levitt and Sons and Core Communities, secured borrowing facilities with third party lenders to fund land acquisitions and development. As of December 31, 2005, these loan agreements provided in the aggregate for advances, subject to available collateral, on a revolving basis of up to $507.7 million, of which $408.0 million was outstanding. The loans are secured by mortgages on properties, including improvements. Principal payments are required as sales of the collateral are consummated. Our principal payment obligations with respect to our debt for the 12 months beginning December 31, 2005 are anticipated to total approximately $59.2 million. Approximately $44.7 million of the debt due in the next twelve months is construction-related financing which will be repaid with the proceeds from the sales of the properties under construction. Some of our borrowing agreements contain provisions that, among other things, require our subsidiaries to maintain certain financial ratios and a minimum net worth. These requirements may limit the amount of debt that we can incur in the future and restrict the payment of dividends to us by our subsidiaries. Certain notes and mortgage notes provide that events of default include a change in ownership, management or executive management. At December 31, 2005, we were in compliance with all loan agreement financial requirements and covenants. The Company believes it has sufficient availability under its existing borrowing facilities and adequate access to additional borrowing facilities to meet its current contractual obligations.
     In addition to the liquidity provided by the trust preferred securities and the credit facilities described above, we expect to continue to fund our short-term liquidity requirements through net cash provided by operations and other financing activities and our available cash. We expect to meet our long-term liquidity requirements for items such as acquisitions and debt service and repayment obligations primarily with net cash provided by operations and long-term secured and unsecured indebtedness. As of December 31, 2005 and December 31, 2004, we had cash and cash equivalents of $115.4 million and $127.5 million, respectively.
     On each of January, 24, 2005, April 25, 2005, July 25, 2004, November 7, 2005 and January 23, 2006 our Board of Directors declared cash dividends of $0.02 per share on our Class A common stock and Class B common stock. These dividends were paid in February 2005, May 2005, August 2005, November 2005 and February 2006, respectively. The Board has not adopted a policy of regular dividend payments. The payment of dividends in the future is subject to approval by our Board of Directors and will depend upon, among other factors, our results of operations and financial condition. We cannot give assurance that we will declare additional cash dividends in the future.
     We are subject to the usual financial and other obligations associated with entering into contracts for the purchase, development and sale of real estate in the ordinary course of business.
Off Balance Sheet Arrangements and Contractual Obligations
     In connection with the development of certain of our communities, we establish community development districts to access bond financing for the funding of infrastructure development and other projects within the community. If we were not able to establish community development districts, we would need to fund community infrastructure development out of operating income or through other sources of financing or capital. The bonds issued are obligations of the community development district and are repaid through assessments on property within the district. To the extent that we own property within a district when assessments are levied, we will be obligated to pay the assessments when they are due. As of December 31, 2005, development districts in Tradition, Florida had $52.4 million of community development district bonds outstanding, and we owned approximately 47% of the property in those districts. During 2005, we recorded approximately $799,000 in assessments on property we owned in the districts. These costs were capitalized to inventory as development costs and will be recognized as cost of sales when the assessed properties are sold to third parties.
     We entered into an indemnity agreement in April 2004 with a joint venture partner at Altman Longleaf, relating to, among other obligations, that partner’s guarantee of the joint venture’s indebtedness. Our liability under the indemnity agreement is limited to the amount of any distributions from the joint venture which exceeds our original capital and other contributions. Our original capital contributions were approximately $585,000. In 2004, we received an additional distribution that totaled approximately $1.1 million. In January 2006, we received a distribution of approximately $138,000. Accordingly, our potential obligation of indemnity after the January 2006 distribution is approximately $664,000. Based on the joint venture assets that secure the indebtedness, we do not believe it is likely that any payment will be required under the indemnity agreement.
     The following table summarizes our contractual obligations as of December 31, 2005 (in thousands):

		Payments due by period
		Less than	13 - 36	37 - 60	More than
Category	Total	12 Months	Months	Months	60 Months
Long-term debt obligations	$407,970	59,188	212,402	34,577	101,803
Interest payable on long-term debt	199,185	25,487	41,949	17,606	114,143
Operating lease obligations	8,065	1,965	2,920	1,454	1,726
Purchase obligations	154,000	142,683	11,317	—	—

Total obligations	$769,220	229,323	268,588	53,637	217,672

     Long-term debt obligations consist of notes, mortgage notes and bonds payable. Interest payable on long-term debt includes the estimated future interest payments on our outstanding debt obligations calculated using the interest rates on these obligations as at December 31, 2005. Operating lease obligations consist of rent commitments. Purchase obligations consist of contracts to acquire real estate properties for development and sale; however our liability for not completing a purchase is generally limited to the deposit we made under the contract. At December 31, 2005, we had paid deposits of $4.4 million with respect to these purchase obligations.

Impact of Inflation
     The financial statements and related financial data and notes presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation.
     Inflation could have a long-term impact on us by contributing to increased costs of land, materials and labor, the net effect of which could require us to increase the sales prices of homes in order to preserve our profit margins. In addition, inflation is often accompanied by higher interest rates which could have a negative impact on housing demand and the costs of financing land development activities and housing construction. Rising interest rates as well as increased materials and labor costs may reduce margins.
New Accounting Pronouncements
     In December 2004, FASB issued Statement No. 152 (“Accounting for Real Estate Time-Sharing Transactions—an amendment of FASB Statements No. 66 and 67.) This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position 04-2 Accounting for Real Estate Time-Sharing Transactions (“SOP 04-02”),. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. Effective January 1, 2006, Bluegreen is required to adopt SOP 04-02. Bluegreen has indicated that the adoption of SOP 04-02 will result in a one-time, non-cash, cumulative effect of change in accounting principle charge in the first quarter of 2006, however the adjustment will not be determined until Bluegreen finalizes its first quarter financial results. Accordingly, the Company cannot estimate the effect of Bluegreen’s adoption of SOP 04-02 on the Company’s interest in earnings from Bluegreen.
     In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”). SFAS No. 123(R) establishes accounting standards for transactions in which a company exchanges its equity instruments for goods or services. In particular, the statement will require companies to record compensation expense for all share-based payments, such as employee stock options, at fair market value. The statement’s effective date is the first interim or annual reporting period of the first fiscal year that begins on or after June 15, 2005 (the Company’s first quarter of fiscal year 2006 beginning January 1, 2006) and the Company will adopt the provisions of SFAS No. 123(R) using a modified prospective application. Compensation expense for outstanding awards for which the requisite service has not been rendered as of the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS No. 123. At December 31, 2005, unamortized compensation expense relating to outstanding unvested options, as determined in accordance with SFAS No. 123(R) that the Company expects to record during 2006 was approximately $2.6 million before income taxes. The Company is expected to incur additional expense in 2006 related to new awards granted during 2006 that cannot yet be quantified.
     In March 2005, the SEC released Staff Accounting Bulletin No. 107, Share-Based Payment (“SAB No. 107”). SAB No. 107 provides the SEC staff position regarding the application of SFAS No. 123(R). SAB No. 107 contains interpretive guidance related to the interaction between SFAS No. 123(R) and certain SEC rules and regulations, as well as provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB No. 107 also highlights the importance of disclosures made related to the accounting for share-based payment transactions.
     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”), which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting and reporting of a change in an accounting principle. The statement requires retrospective application of changes in an accounting principle to prior periods’ financial statements unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 (the Company’s fiscal year beginning January 1, 2006). The adoption of SFAS No. 154 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
     In June 2005, the Emerging Issues Task Force issued EITF 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-05”). The scope of EITF 04-05 is limited to limited partnerships or similar entities that are not variable interest entities under FIN 46(R). The Task Force reached a consensus that the general partners in a limited partnership (or similar entity) are presumed to control the entity regardless of the level of their ownership and, accordingly, may be required to consolidate the entity. This presumption may be overcome if the agreements provide the limited partners with either (a) the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove the general partners without cause or (b) substantive participating rights. If it is deemed that the limited partners’ rights overcome the presumption of control by a general partner of the limited partnership, the general partner shall account for its investment in the limited partnership using the equity method of accounting. EITF 04-05 was effective immediately for all arrangements created or modified after June 29, 2005. For all other arrangements, application of EITF 04-05 is required effective for the first reporting period in fiscal years beginning after December 15, 2005 (the Company’s fiscal year beginning January 1, 2006) using either a cumulative-effect-type adjustment or using a retrospective application. The adoption of EITF 04-05 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
     In October 2005, the FASB issued Staff Position No. 13-1 “Accounting for Rental Costs Incurred during a Construction Period” (“FSP FAS 13-1”). FSP FAS 13-1 addresses the accounting for rental costs associated with operating leases that are incurred during the construction period. FSP FAS 13-1 makes no distinction between the right to use a leased asset during the construction period and the right to use that asset after the construction period. Therefore, rental costs associated with ground or building operating leases that are incurred during a construction period shall be recognized as rental expense, allocated over the lease term in accordance with SFAS No. 13 and Technical Bulletin 85-3. FSP FAS 13-1 was effective for the first reporting period beginning after December 15, 2005. Retrospective application in accordance with SFAS 154 is permitted but not required. The application of FSP FAS 13-1 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are subject to interest rate risk on our long-term debt. At December 31, 2005, we had $333.3 million in borrowings with adjustable rates tied to the prime rate and/or LIBOR and $74.6 million in borrowings with fixed rates. Consequently, for debt tied to an indexed rate, changes in interest rates may affect our earnings and cash flows, but generally would not impact the fair value of such debt. For fixed rate debt, changes in interest rates generally affect the fair market value of the debt but not our earnings or cash flow.
     The table below sets forth our debt obligations, principal payments by scheduled maturity, weighted-average interest rates and estimated fair market value as of December 31, 2005 (dollars in thousands):

								Fair Market
								Value at
	Twelve months ended December 31,							December 31,
	2006	2007	2008	2009	2010	Thereafter	Total	2005
Fixed rate debts:
Notes and mortgage payable (a)	735	2,091	872	208	219	70,511	74,636	70,591
Average interest rate	7.58%	7.58%	7.58%	7.57%	7.58%	7.59%	7.58%

Variable rate debts:
Notes and mortgage payable (b)	58,453	41,787	167,652	28,334	5,816	31,292	333,334	333,334
Average interest rate	6.80%	6.68%	6.63%	6.90%	7.27%	7.30%	6.77%

Total debt obligations	59,188	43,878	168,524	28,542	6,035	101,803	407,970	403,925

(a)	Fair value calculated based upon recent borrowings in same category of debt.

(b)	At December 31, 2005 our total borrowings from BankAtlantic Bancorp was approximately $223,000.
     Based upon the amount of variable rate debt outstanding at December 31, 2005 and holding the variable rate debt balance constant, each one percentage point increase in interest rates would increase the interest incurred by us by approximately $3.3 million per year.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO FINANCIAL STATEMENTS
Levitt Corporation
Bluegreen Corporation
The financial statements of Bluegreen Corporation, which is considered a significant subsidiary, are required to be included in this report. The financial statements of Bluegreen Corporation for the three years ended December 31, 2005 including the Report of Independent Registered Public Accounting Firm of Ernst & Young LLP, are included as Exhibit 99.1 to this report and are incorporated by reference herein.

Report of Independent Registered Certified Public Accounting Firm
To the Board of Directors and Shareholders of Levitt Corporation:
We have completed integrated audits of Levitt Corporation’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits and the report of other auditors, are presented below.
Consolidated financial statements
In our opinion, based on our audits and the report of other auditors, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Levitt Corporation and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Bluegreen Corporation, an approximate 31 percent-owned equity investment, which were audited by other auditors whose report thereon has been furnished to us. Our opinion expressed herein, insofar as it relates to the Company’s net investment in (approximately $95.8 million and $80.6 million at December 31, 2005 and 2004, respectively) and equity in the net earnings of (approximately $12.7 million, $13.1 million, and $7.4 million for the years ended December 31, 2005, 2004, and 2003, respectively) Bluegreen Corporation, is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.
Internal control over financial reporting
Also, we have audited management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that Levitt Corporation did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of a material weakness related to controls over the segregation of duties performed by certain senior financial personnel, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. As of December 31, 2005, the Company did not maintain effective controls over the segregation of duties performed by certain senior financial personnel. Specifically, the Company did not properly design controls to ensure adequate segregation of duties over the cash disbursement function, the journal entry process, and access to financial reporting systems, resulting in the risk that these individuals could misappropriate cash or other Company assets, record unauthorized journal entries or alter the financial reporting systems. Furthermore, management did not have adequate documentation of the oversight and review of these individuals to compensate for the inadequate segregation of duties. This control deficiency existed in varying degrees at different locations, and while the control deficiency did not result in any adjustments to the annual or interim consolidated financial statements, it could result in a material misstatement to annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management concluded that this control deficiency constituted a material weakness. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.
In our opinion, management’s assessment that Levitt Corporation did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the COSO. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Levitt Corporation has not maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO.
PricewaterhouseCoopers LLP
Fort Lauderdale, Florida
March 29, 2006

Levitt Corporation
Consolidated Statements of Financial Condition
December 31, 2005 and 2004
(In thousands except share data)

	2005	2004
Assets

Cash and cash equivalents	$113,562	125,522
Restricted cash	1,818	2,017
Inventory of real estate	611,260	413,471
Investment in Bluegreen Corporation	95,828	80,572
Property and equipment, net	44,250	31,137
Other assets	28,955	25,748

Total assets	$895,673	678,467

Liabilities and Shareholders’ Equity

Accounts payable and accrued liabilities	$66,652	66,271
Customer deposits	51,686	43,022
Current income tax payable	12,551	4,314
Notes and mortgage notes payable	353,623	221,605
Notes and mortgage notes payable to affiliates	223	46,621
Junior subordinated debentures	54,124	—
Deferred tax liability, net	7,028	1,845

Total liabilities	545,887	383,678

Shareholders’ equity:
Preferred stock, $0.01 par value Authorized: 5,000,000 shares Issued and outstanding: no shares	—	—

Class A Common Stock, $0.01 par value Authorized: 50,000,000 shares Issued and outstanding: 18,604,053 and 18,597,166 shares, respectively	186	186

Class B Common Stock, $0.01 par value Authorized: 10,000,000 shares Issued and outstanding: 1,219,031 and 1,219,031 shares, respectively	12	12

Additional paid-in capital	181,084	180,790
Unearned compensation	(110)	—
Retained earnings	166,969	113,643
Accumulated other comprehensive income	1,645	158

Total shareholders’ equity	349,786	294,789

Total liabilities and shareholders’ equity	$895,673	678,467

See accompanying notes to consolidated financial statements

Levitt Corporation
Consolidated Statements of Income
For each of the years in the three year period ended December 31, 2005
(In thousands, except per share data)

	2005	2004	2003
Revenues:
Sales of real estate	$558,112	549,652	283,058
Title and mortgage operations	3,750	4,798	2,466

Total revenues	561,862	554,450	285,524

Costs and expenses:
Cost of sales of real estate	408,082	406,274	209,431
Selling, general and administrative expenses	87,639	71,001	42,027
Other expenses	4,855	7,600	1,924

Total costs and expenses	500,576	484,875	253,382

Earnings from Bluegreen Corporation	12,714	13,068	7,433
Earnings from real estate joint ventures	69	6,050	483
Interest and other income	13,278	4,619	3,162

Income before income taxes	87,347	93,312	43,220

Provision for income taxes	32,436	35,897	16,400

Net income	$54,911	57,415	26,820

Earnings per common share:
Basic	$2.77	3.10	1.81
Diluted	$2.74	3.04	1.77

Weighted average common shares outstanding:
Basic	19,817	18,518	14,816
Diluted	19,929	18,600	14,816

Dividends declared per common share:
Class A common stock	$0.08	0.04	—
Class B common stock	$0.08	0.04	—
See accompanying notes to consolidated financial statements.

Levitt Corporation
Consolidated Statements of Comprehensive Income
For Each of the Years in the Three Year Period Ended December 31, 2005
(In thousands)

	2005	2004	2003
Net income	$54,911	57,415	26,820

Other comprehensive income:
Pro-rata share of unrealized gain (loss) recognized by Bluegreen Corporation on retained interests in notes receivable sold	2,420	(441)	1,359
(Provision) benefit for income taxes	(933)	170	(524)

Pro-rata share of unrealized gain (loss) recognized by Bluegreen Corporation on retained interests in notes receivable sold (net of tax)	1,487	(271)	835
		[a]aa[a][a] [a]a
Comprehensive income	$56,398	57,144	27,655

See accompanying notes to consolidated financial statements.

Levitt Corporation
Consolidated Statements of Shareholders’ Equity
For Each of the Years in the Three Year Period Ended December 31, 2005
(In thousands)

	Shares of Common							Accumulated
	Stock Outstanding		Class A	Class B	Additional			Compre-
			Common	Common	Paid-In	Retained	Unearned	hensive
	Class A	Class B	Stock	Stock	Capital	Earnings	Compensation	Income	Total
Balance at December 31, 2002	—	—	$—	—	68,402	39,537	—	(406)	107,533
Issuance of Class A and Class B Common Stock and retirement of previous class of common stock	13,597	1,219	136	12	(148)	—	—	—	—
Net income	—	—	—	—	—	26,820	—	—	26,820
Other comprehensive income	—	—	—	—	—	—	—	835	835
Issuance of Bluegreen common stock, net of tax	—	—	—	—	(210)	—	—	—	(210)
Stock issuance costs	—	—	—	—	(150)	—	—	—	(150)
Purchase and retirement of fractional shares distributed in spin-off	—	—	—	—	(39)	—	—	—	(39)
Dividend declared in connection with spin-off	—	—	—	—	—	(8,000)	—	—	(8,000)
Deemed distribution related to transfer of 1.2 million shares of Bluegreen from BankAtlantic Bancorp	—	—	—	—	—	(1,337)	—	—	(1,337)

Balance at December 31, 2003	13,597	1,219	$136	12	67,855	57,020	—	429	125,452
Issuance of Class A common stock, net of stock issuance costs	5,000	—	50	—	114,719	—	—	—	114,769
Net income	—	—	—	—	—	57,415	—	—	57,415
Other comprehensive loss	—	—	—	—	—	—	—	(271)	(271)
Issuance of Bluegreen common stock, net of tax	—	—	—	—	(1,784)	—	—	—	(1,784)
Cash dividends paid	—	—	—	—	—	(792)	—	—	(792)

Balance at December 31, 2004	18,597	1,219	$186	12	180,790	113,643	—	158	294,789
Issuance of restricted common stock	7	—	—	—	220	—	(220)	—	—
Amortization of unearned compensation on restricted stock grants	—	—	—	—	—	—	110	—	110
Net income	—	—	—	—	—	54,911	—	—	54,911
Other comprehensive income	—	—	—	—	—	—	—	1,487	1,487
Issuance of Bluegreen common stock, net of tax	—	—	—	—	74	—	—	—	74
Cash dividends paid	—	—	—	—	—	(1,585)	—	—	(1,585)

Balance at December 31, 2005	18,604	1,219	$186	12	181,084	166,969	(110)	1,645	349,786

See accompanying notes to consolidated financial statements.

Levitt Corporation
Consolidated Statements of Cash Flows
For Each of the Years in the Three Year Period Ended December 31, 2005
(In thousands)

	2005	2004	2003
Operating activities:
Net income	$54,911	57,415	26,820
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,681	753	1,146
Increase in deferred income taxes	4,202	3,195	4,005
Earnings from Bluegreen Corporation	(12,714)	(13,068)	(7,433)
Earnings from unconsolidated trusts	(95)	—	—
Earnings from real estate joint ventures	(69)	(6,050)	(483)
Write-off of debt offering costs	—	—	791
Changes in operating assets and liabilities:
Restricted cash	199	1,367	(396)
Inventory of real estate	(199,598)	(136,552)	(56,866)
Notes receivable	(764)	—	—
Other assets	2,413	(2,152)	(9,920)
Accounts payable, accrued expenses and other liabilities	17,297	16,206	53,438

Net cash (used in) provided by operating activities	(132,537)	(78,886)	11,102

Investing activities:
Investment in and advances to real estate joint ventures	(50)	(127)	(933)
Distributions of capital from real estate joint ventures	365	9,744	1,561
Partial sale of joint venture interest	—	340	—
Investments in unconsolidated trusts	(1,624)	—	—
Distributions from unconsolidated trusts	82	—	—
Purchase of Bowden Building Corporation, net of cash received	—	(6,109)	—
Additions to property and equipment	(12,857)	(26,790)	(3,956)

Net cash used in investing activities	(14,084)	(22,942)	(3,328)

Financing activities:
Proceeds from notes and mortgage notes payable	381,345	317,988	134,016
Proceeds from notes and mortgage notes payable to affiliates	9,767	33,135	38,438
Proceeds from junior subordinated debentures	54,124	—	—
Repayment of notes and mortgage notes payable	(249,327)	(224,733)	(107,750)
Repayment of notes and mortgage notes payable to affiliates	(56,165)	(48,132)	(47,825)
Repayment of development bonds payable	—	(850)	(3,761)
Payments for debt issuance costs	(3,498)	—	(791)
Payments for stock issue costs	—	(7,731)	(150)
Proceeds from issuance of common stock	—	122,500	—
Cash dividends paid	(1,585)	(792)	—

Net cash provided by financing activities	134,661	191,385	12,177

(Decrease) increase in cash and cash equivalents	(11,960)	89,557	19,951
Cash and cash equivalents at the beginning of period	125,522	35,965	16,014

Cash and cash equivalents at end of period	$113,562	125,522	35,965

(Continued on next page)
See accompanying notes to consolidated financial statements.

Levitt Corporation
Consolidated Statements of Cash Flows
For Each of the Years in the Three Year Period Ended December 31, 2005
(In thousands)

	2005	2004	2003
Supplemental cash flow information
Interest paid, net of amounts capitalized	$(1,285)	153	261
Income taxes paid	19,214	29,479	14,861

Supplemental disclosure of non-cash operating, investing and financing activities:
Change in shareholders’ equity resulting from the change in other comprehensive (loss) gain, net of taxes	$1,487	(271)	835

Change in shareholders’ equity from the net effect of Bluegreen’s capital transactions, net of taxes	74	(1,784)	(210)

Decrease in retained earnings due to dividend declared and issuance of note payable	—	—	(8,000)

Issuance of a note payable for $5.5 million and 200,916 shares of Class A common stock and 18,015 shares of Class B common stock related to receipt of 1.2 million shares of Bluegreen Corporation common stock from BankAtlantic Bancorp	—	—	(5,500)

Decrease in inventory from reclassification as property and equipment	1,809	—	—

Increase in property and equipment reclassified from inventory	(1,809)	—	—

Purchase and retirement of treasury shares	—	—	(39)

Assumption of development bonds payable	—	—	(1,190)

Decrease in notes receivable from assumption of development bonds payable	—	—	1,190

Increase in joint venture investment resulting from unrealized gain on non-monetary exchange	—	409	—

Fair value of assets acquired from acquisition of Bowden Building Corporation, net of cash acquired of $1,335	—	26,463	—

Fair value of liabilities assumed from acquisition of Bowden Building Corporation	—	20,354	—
See accompanying notes to consolidated financial statements.

Levitt Corporation
Notes to Consolidated Financial Statements
1. Organization and Summary of Significant Accounting Policies
Organization and Business
     Levitt Corporation (the “Company”) is the parent company to other entities operating in the real estate development business. Prior to 2001, the Company was a wholly owned subsidiary of BankAtlantic. In October 2001, BankAtlantic transferred its direct ownership of the Company to BankAtlantic Bancorp, Inc. (“BankAtlantic Bancorp”). On February 12, 2003, Levitt Corporation converted from a limited liability company to a corporation through a merger with a wholly owned subsidiary. On December 31, 2003, BankAtlantic Bancorp completed the spin-off of Levitt Corporation by means of a pro rata distribution to its shareholders of all of the Company’s issued and outstanding capital stock. BFC Financial Corporation (“BFC”), which on the date of the spin-off held all of the issued and outstanding shares of BankAtlantic Bancorp’s Class B common stock and approximately 11.1% of the issued and outstanding shares of BankAtlantic Bancorp’s Class A common stock, received in the spin-off the same relative percentages of the Company’s Class A and Class B common stock on that date. At December 31, 2005, BFC’s ownership of the Company’s common stock represented in the aggregate approximately 53% of the total voting power of all of the Company’s common stock.
     The Company primarily develops single-family homes through Levitt and Sons, LLC (“Levitt and Sons”) and master-planned communities through Core Communities, LLC (“Core Communities”). The Company engages in other real estate activities through Levitt Commercial, LLC (“Levitt Commercial”) and investments in real estate projects in Florida. The Company also owns approximately 9.5 million shares, or 31%, of the outstanding common stock of Bluegreen Corporation (“Bluegreen”), a New York Stock Exchange-listed company engaged in the acquisition, development, marketing and sale of vacation ownership interests in primarily “drive-to” resorts, as well as residential homesites located around golf courses and other amenities. Our Homebuilding Division operates primarily in Florida, yet has recently commenced operations in Georgia, Tennessee and South Carolina while our Land division conducts operations in Florida and South Carolina.
     In connection with the spin-off, a $30.0 million demand note owed to BankAtlantic Bancorp was converted to a five year term note with interest only payable monthly initially at the prime rate and thereafter at the prime rate plus increments of an additional 0.25% every six months commencing on January 1, 2005. Prior to the spin-off, BankAtlantic Bancorp also transferred 1.2 million shares of Bluegreen common stock owned by it to the Company, increasing the Company’s ownership interest in Bluegreen to its current 9.5 million shares. In exchange for the Bluegreen shares, the Company issued to BankAtlantic Bancorp a $5.5 million note and additional shares of common stock (which were included in the spin-off). The $5.5 million note was paid in full in April 2004. Additionally, prior to the spin-off, the Company declared an $8.0 million dividend to BankAtlantic Bancorp payable in the form of a five year term note with the same payment terms as the $30.0 million note described above. The $8.0 million note and $30.0 million notes payable to BankAtlantic Bancorp were paid in full in 2005.
Consolidation Policy
     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company transactions have been eliminated in consolidation. Certain items in prior period financial statements have been reclassified to conform to the current presentation.
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
Use of Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates. Material estimates are utilized in the valuation of real estate, estimates of future improvement costs, capitalization of costs, provision for litigation, the valuation of investments, the valuation of the fair market value of assets and liabilities acquired when applying the purchase method of accounting and valuation of the deferred tax asset.
Cash Equivalents
     Cash equivalents include liquid investments with original maturities of three months or less.
Restricted Cash
     Cash and interest bearing deposits are segregated into restricted accounts for specific uses in accordance with the terms of certain land sale contracts, home sales and other arrangements. Restricted funds may be utilized in accordance with the terms of the applicable governing documents. The majority of restricted funds are controlled by third-party escrow fiduciaries.
Inventory of Real Estate
     Inventory of real estate includes land, land development costs, interest and other construction costs and is stated at accumulated cost or, when circumstances indicate that the inventory is impaired, at estimated fair value. Estimated fair value is based on disposition of real estate in the normal course of business under existing and anticipated market conditions. The valuation takes into consideration the current status of the property, various restrictions, carrying costs, costs of disposition and any other circumstances which may affect fair value, including management’s plans for the property. Due to the large acreage of certain land holdings and the nature of our project development life cycles, disposition in the normal course of business is expected to extend over a number of years.
     Land and indirect land development costs are accumulated by specific area and allocated to various parcels or housing units using either specific identification or apportioned based upon the relative sales value, unit or area methods. Direct construction costs are assigned to housing units based on specific identification. Construction costs primarily include direct construction costs and capitalized field overhead. Other costs are comprised of tangible selling costs, prepaid local government fees and capitalized real estate taxes. Tangible selling costs are capitalized by communities and represent costs incurred throughout the selling period to aid in the sale of housing units, such as model furnishings and decorations, sales office furnishings and facilities, exhibits, displays and signage. These tangible selling costs are capitalized and expensed to cost of sales of the benefited home sales. Start-up costs and other selling costs are expensed as incurred.
     The expected future costs of development are analyzed at least annually to determine the appropriate allocation factors to charge to the remaining inventory as cost of sales when such in inventory is sold.
     The Company assesses its inventory, as well as all long lived assets, for impairment in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires that long-lived assets be evaluated for impairment whenever events indicate that the carrying amount of an asset may not be recoverable based upon estimated undiscounted future cash flows. These evaluations for impairment are impacted by estimates of future revenues, the current status of the property, various restrictions, carrying costs, costs of disposition and any other circumstances which may affect fair value, including management’s plans for the property. If an asset is determined to be impaired, the impairment reserve is recorded for the excess of the carrying amount of the asset over the fair value of the asset.
Investments in Unconsolidated Subsidiaries
     The Company follows the equity method of accounting to record its interests in subsidiaries in which it does not own the majority of the voting stock and to record its investment in variable interest entities in which it is not the primary beneficiary. These entities consist of Bluegreen Corporation, joint ventures and statutory business trusts. The statutory business trusts are variable interest entities in which the Company is not the primary beneficiary. Under the equity method, the initial investment in a joint venture is recorded at cost and is subsequently adjusted to recognize the Company’s share of the joint venture’s earnings or losses. Distributions received reduce the carrying amount of the investment. As noted above, these investments are evaluated annually or as events or circumstances warrant for other than temporary declines in value. Evidence of other than temporary declines includes the inability of the joint venture or investee to sustain an earnings capacity that would justify the carrying amount of the investment and consistent joint venture operating losses. The evaluation is based on available information including condition of the property and current and anticipated real estate market conditions.
Homesite Contracts and Consolidation of Variable Interest Entities
     In December 2003, FASB Interpretation No. 46(R) was issued by the FASB to clarify the application of ARB No. 51 to certain Variable Interest Entities (“VIEs”), in which equity investors do not have the characteristics of a controlling interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Pursuant to FASB Interpretation No. 46(R), an enterprise that absorbs a majority of the VIE’s expected losses, receives a majority of the VIE’s expected residual returns, or both, is determined to be the primary beneficiary of the VIE and must consolidate the entity. FASB Interpretation No. 46(R) applied immediately to VIEs created after January 31, 2003 and was effective no later than the first interim or annual period ending after March 15, 2004 for VIEs created on or before January 31, 2003.
     In the ordinary course of business the Company enters into contracts to purchase homesites and land held for development. Option contracts allow the Company to control significant homesite positions with minimal capital investment and substantially reduce the risks associated with land ownership and development. The liability for nonperformance under such contracts is typically only the required deposits. The Company does not have legal title to these assets. However, if certain conditions are met, under the requirements of FASB Interpretation No. 46(R) the Company’s land contracts may create a variable interest for the Company, with the Company being identified as the primary beneficiary. If these certain conditions are met, FASB Interpretation No. 46(R) requires us to consolidate the assets (homesites) at their fair value. At December 31, 2005 there were no assets under these contracts consolidated in our financial statements.
Capitalized Interest
     Interest incurred relating to land under development and construction is capitalized to real estate inventories during the active development period. Interest is capitalized as a component of inventory at the effective rates paid on borrowings during the pre-construction and planning stage and the periods that projects are under development. Capitalization of interest is discontinued if development ceases at a project. Interest is amortized to cost of sales on the relative sales value method as related homes, land and units are sold.
     The following table is a summary of interest incurred on notes and mortgage notes payable and the amounts capitalized (in thousands):

	For the year ended December 31,
	2005	2004	2003
Interest incurred to non-affiliates	$18,372	8,725	5,661
Interest incurred to affiliates	892	2,374	2,263
Interest capitalized	(19,264)	(10,840)	(7,691)

Interest expense, net	$—	259	233

Interest included in cost of sales	$8,959	9,872	6,425

Property and Equipment
     Property and equipment is stated at cost and consists primarily of office buildings and land, furniture and fixtures, equipment and water treatment and irrigation facilities. Repair and maintenance costs are expensed as incurred. Depreciation is primarily computed on the straight-line method over the estimated useful lives of the assets which generally range up to 30 years for buildings and 3-10 years for equipment. Leasehold improvements are amortized using the straight-line method over the shorter of the terms of the related leases or the useful lives of the assets.
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
     Other income consist primarily of rental property income, developer’s fees earned from real estate joint ventures, interest income, irrigation service fees, forfeited deposits and other miscellaneous income, and are recorded as other income. Irrigation service connection fees are deferred and recognized systematically over the expected period of performance. Irrigation usage fees are recognized when billed as the service is performed.
Goodwill
     Goodwill represents the excess of the purchase price of the Company’s acquisitions over the fair value of the net assets acquired. Goodwill is accounted for in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. Pursuant to SFAS No. 142, goodwill is not subject to amortization. Goodwill is subject to at least an annual assessment for impairment by applying a fair-value based test. The Company has performed its annual impairment test as of December 31, 2005 and determined that goodwill is not impaired.
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
     Commencing in 2004, the Company filed its federal tax return separately from BankAtlantic Bancorp. The Company utilizes the asset and liability method to account for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be reversed. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period that includes the statutory enactment date. A deferred tax asset valuation allowance is recorded when it is more likely than not that all or a portion of the deferred tax asset will not be realized.
Earnings per Share
     The Company has two classes of common stock. Class A common stock is listed on the New York Stock Exchange, and 18,604,053 shares are issued and outstanding. The Company also has Class B common stock which is held exclusively by BFC Financial Corporation, the company’s controlling shareholder. As of December 31, 2005, BFC Financial Corporation owned 1,219,031 shares of our Class B common stock.
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
     While the Company has two classes of common stock outstanding, the two-class method is not presented because the Company’s capital structure does not provide for different dividend rates or other preferences, other than voting and conversion rights, between the two classes. Basic earnings per share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share takes into account the potential earnings dilution from securities issued by an equity method investee that enable their holders to obtain the investee’s common stock. The resulting net income amount is divided by the weighted average number of dilutive common shares outstanding, when dilutive.
New Accounting Pronouncements
     In December 2004, FASB issued Statement No. 152 (“Accounting for Real Estate Time-Sharing Transactions—an amendment of FASB Statements No. 66 and 67.) This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position 04-2 Accounting for Real Estate Time-Sharing Transactions (“SOP 04-02”),. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. Effective January 1, 2006, Bluegreen is required to adopt SOP 04-02. Bluegreen has indicated that the adoption of SOP 04-02 will result in a one-time, non-cash, cumulative effect of change in accounting principle charge in the first quarter of 2006, however the adjustment will not be determined until Bluegreen finalizes its first quarter financial results. Accordingly, the Company cannot estimate the effect of Bluegreen’s adoption of SOP 04-02 on the Company’s interest in earnings from Bluegreen.
     In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”). SFAS No. 123(R) establishes accounting standards for transactions in which a company exchanges its equity instruments for goods or services. In particular, the statement will require companies to record compensation expense for all share-based payments, such as employee stock options, at fair market value. The statement’s effective date is the first interim or annual reporting period of the first fiscal year that begins on or after June 15, 2005 (the Company’s first quarter of fiscal year 2006 beginning January 1, 2006) and the Company will adopt the provisions of SFAS No. 123(R) using a modified prospective application. Compensation expense for outstanding awards for which the requisite service has not been rendered as of the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS No. 123. At December 31, 2005, unamortized compensation expense relating to outstanding unvested options, as determined in accordance with SFAS No. 123(R) that the Company expects to record during 2006 was approximately $2.6 million before income taxes. The Company is expected to incur additional expense in 2006 related to new awards granted during 2006 that cannot yet be quantified.
     In March 2005, the SEC released Staff Accounting Bulletin No. 107, Share-Based Payment (“SAB No. 107”). SAB No. 107 provides the SEC staff position regarding the application of SFAS No. 123(R). SAB No. 107 contains interpretive guidance related to the interaction between SFAS No. 123(R) and certain SEC rules and regulations, as well as provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB No. 107 also highlights the importance of disclosures made related to the accounting for share-based payment transactions.
     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections—a replacement of APB opinion No. 20 and FASB Statement No. 3 (“SFAS No. 154”). SFAS No. 154, which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, changes the requirements for the accounting and reporting of a change in an accounting principle. The statement requires retrospective application of changes in an accounting principle to prior periods’ financial statements unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 (the Company’s fiscal year beginning January 1, 2006). The adoption of SFAS No. 154 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
     In June 2005, the Emerging Issues Task Force issued EITF 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-05”). The scope of EITF 04-05 is limited to limited partnerships or similar entities that are not variable interest entities under FIN 46(R). The Task Force reached a consensus that the general partners in a limited partnership (or similar entity) are presumed to control the entity regardless of the level of their ownership and, accordingly, may be required to consolidate the entity. This presumption may be overcome if the agreements provide the limited partners with either (a) the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove the general partners without cause or (b) substantive participating rights. If it is deemed that the limited partners’ rights overcome the presumption of control by a general partner of the limited partnership, the general partner shall account for its investment in the limited partnership using the equity method of accounting. EITF 04-05 was effective immediately for all arrangements created or modified after June 29, 2005. For all other arrangements, application of EITF 04-05 is required effective for the first reporting period in fiscal years beginning after December 15, 2005 (the Company’s fiscal year beginning January 1, 2006) using either a cumulative-effect-type adjustment or using a retrospective application. The adoption of EITF 04-05 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
     In October 2005, the FASB issued Staff Position No. 13-1 “Accounting for Rental Costs Incurred during a Construction Period” (“FSP FAS 13-1”). FSP FAS 13-1 addresses the accounting for rental costs associated with operating leases that are incurred during the construction period. FSP FAS 13-1 makes no distinction between the right to use a leased asset during the construction period and the right to use that asset after the construction period. Therefore, rental costs associated with ground or building operating leases that are incurred during a construction period shall be recognized as rental expense, allocated over the lease term in accordance with SFAS No. 13 and Technical Bulletin 85-3. FSP FAS 13-1 was effective for the first reporting period beginning after December 15, 2005. Retrospective application in accordance with SFAS 154 is permitted but not required. The application of FSP FAS 13-1 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
2. Earnings per Share
     Basic earnings per common share is computed by dividing earnings attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share is computed in the same manner as basic earnings per share, but it also gives consideration to dilutive stock options and restricted stock using the treasury stock method and the pro rata impact of Bluegreen’s dilutive securities (stock options and convertible securities) on the amount of Bluegreen’s earnings that the Company recognizes. There were no stock options granted during the year ended December 31, 2003 or outstanding at December 31, 2003.
     The following table presents the computation of basic and diluted earnings per common share (in thousands, except for per share data):

	For the Year Ended December 31,
	2005	2004	2003
Numerator:
Basic earnings per common share:
Net income — basic	$54,911	57,415	26,820

Diluted earnings per common share:
Net income — basic	$54,911	57,415	26,820
Pro rata share of the net effect of Bluegreen dilutive securities	(251)	(882)	(525)

Net income — diluted	$54,660	56,533	26,295

Denominator:
Basic average shares outstanding	19,817	18,518	14,816
Net effect of stock options assumed to be exercised	112	82	—

Diluted average shares outstanding	19,929	18,600	14,816

Earnings per common share:
Basic	$2.77	3.10	1.81
Diluted	$2.74	3.04	1.77

3. Dividends
     Cash dividends declared by our Board of Directors are summarized as follows:

		Classes of Common
Declaration Date	Record Date	Stock	Dividend per share	Payment Date
July 26, 2004	August 9, 2004	Class A, Class B	$0.02	August 16, 2004
October 25, 2004	November 8, 2004	Class A, Class B	$0.02	November 15, 2004
January 24, 2005	February 8, 2005	Class A, Class B	$0.02	February 15, 2005
April 25, 2005	May 9, 2005	Class A, Class B	$0.02	May 16, 2005
July 25, 2005	August 11, 2005	Class A, Class B	$0.02	August 18, 2005
November 7, 2005	November 17, 2005	Class A, Class B	$0.02	November 23, 2005
January 23, 2006	February 8, 2006	Class A, Class B	$0.02	February 8, 2006
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

	For the Year Ended December 31,
	2005	2004	2003
Pro forma net income
Net income, as reported	$54,911	57,415	26,820
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related income tax effects and minority interest	(1,416)	(1,171)	—

Pro forma net income	$53,495	56,244	26,820

Basic earnings per share:
As reported	$2.77	3.10	1.81
Pro forma	$2.70	3.04	1.81

Diluted earnings per share:
As reported	$2.74	3.04	1.77
Pro forma	$2.68	2.99	1.77

     No options were issued or outstanding in 2003. The fair values of options granted in 2005 and 2004 were estimated on the date of grant using the Black-Scholes option pricing model based on the following assumptions:

Expected volatility	37.99% - 50.35%
Expected dividend yield	0.00% - 0.33%
Risk-free interest rate	4.02% - 4.40%
Expected life	7.5 years
5. Notes Receivable
     Notes receivable totaling $5.2 million and $4.5 million in 2005 and 2004 respectively represent purchase money notes due from third parties resulting from various land sales at Core Communities. The weighted average interest rate of the notes outstanding was 5.19% and 5.00% as of December 31, 2005 and 2004, respectively, and the notes are due at various dates through March 2012.
6. Inventory of Real Estate
     At December 31, 2005 and 2004, inventory of real estate is summarized as follows (in thousands):

	December 31,
	2005	2004
Land and land development costs	$457,826	291,721
Construction cost	112,566	100,129
Capitalized interest	21,108	10,803
Other costs	19,760	10,818

	$611,260	413,471

7. Property and Equipment
     At December 31, 2005 and 2004, property and equipment is summarized as follows (in thousands):

		December 31,
	Depreciable Life	2005	2004
Land, buildings	30 years	$34,848	23,524
Water and irrigation facilities	30 years	7,150	5,844
Furniture and fixtures and equipment	3-10 years	6,578	5,500

		48,576	34,868
Accumulated depreciation		(4,326)	(3,731)

Property and equipment, net		$44,250	31,137

     Depreciation expense was $1.6 million, $748,000 and $262,000 for the years ended December 31, 2005, 2004 and 2003, respectively, and is included in selling, general and administrative expenses in the accompanying statements of income.
8. Investment in Bluegreen Corporation
     The Company owns approximately 9.5 million shares of the common stock of Bluegreen Corporation representing approximately 31% of Bluegreen’s outstanding common stock. The Company accounts for its investment in Bluegreen under the equity method of accounting. The cost of the Bluegreen investment is adjusted to recognize the Company’s interest in Bluegreen’s earnings or losses. The difference between a) our ownership percentage in Bluegreen multiplied by its earnings and b) the amount of our equity in earnings of Bluegreen as reflected in our financial statements relates to the amortization or accretion of purchase accounting adjustments made at the time of our acquisition of Bluegreen’s stock and to the cumulative adjustment discussed below. Bluegreen issued approximately 4.1 million shares of common stock during 2004 in connection with the call for redemption of $34.1 million of its 8.25% Convertible Subordinated Debentures (the “Debentures”). In addition, during the year ended December 31, 2004, approximately 1.2 million shares of Bluegreen common stock were issued upon the exercise of stock options. The issuance of these approximately 5.3 million shares reduced the Company’s ownership interest in Bluegreen from 38% to 31%. The Company’s investment in Bluegreen was reduced by approximately $2.9 million primarily to reflect the dilutive effect of these transactions.
     In connection with the securitization of certain of its receivables in December 2005, Bluegreen undertook a review of the prior accounting treatment for certain of its existing and prior notes receivable purchase facilities (together the “Purchase Facilities”). As a result of that review, on December 15, 2005, Bluegreen determined that it would restate its consolidated financial statements for the first three quarters of fiscal 2005 and the fiscal years ended December 31, 2003 and 2004 due to certain misapplications of GAAP in the accounting for sales of Bluegreen’s vacation ownership notes receivable and other related matters. The restatement accounts for the sales of notes receivable as on-balance sheet financing transactions as opposed to off-balance sheet sales transactions as Bluegreen had originally accounted for these transactions pursuant to Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). Accordingly, Bluegreen’s consolidated financial statements have been restated to (1) remove the gain on sale of notes receivable and retained interest in notes receivable sold previously recognized, (2) re-recognize the original notes receivable sold and the related interest income for the periods outstanding, and (3) recognize debt for the cash proceeds received from the Purchase Facilities and the related interest expense for the periods outstanding.
     We recorded the cumulative effect of the restatement in the year ended December 31, 2005. This cumulative adjustment was recorded as a $2.4 million reduction of our earnings from Bluegreen and a $1.1 million increase in our pro-rata share of unrealized gains recognized by Bluegreen. These adjustments resulted in a $1.3 million reduction to our investment in Bluegreen.

     Bluegreen’s restated condensed consolidated restated financial statements are presented below (in thousands):
Condensed Consolidated Balance Sheet
(In thousands)

	December 31,
	2005	2004
Total assets	$694,243	658,411

Total liabilities	371,069	391,336
Minority interest	9,508	6,009
Total shareholders’ equity	313,666	261,066

Total liabilities and shareholders’ equity	$694,243	658,411

Condensed Consolidated Statements of Income
(In thousands)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2005	2004	2003
Revenues	$684,156	630,728	445,093
Cost and expenses	603,624	557,462	409,508
Provision for income taxes	29,142	26,642	12,418
Minority interest	4,839	4,065	3,330

Net income	$46,551	42,559	19,837

9. Accounts Payable and Accrued Liabilities
     Accounts payable and accrued liabilities at December 31, 2005 and 2004 are summarized as follows (in thousands):

	December 31,
	2005	2004
Trade and retention payables	$28,119	26,165
Accrued compensation	13,254	11,536
Accrued construction obligations	10,855	15,681
Deferred revenue	8,863	6,257
Accrued hurricane reserve	192	2,502
Accrued litigation reserve	225	1,011
Other accrued liabilities	5,144	3,119

	$66,652	66,271

10. Notes and Mortgage Notes Payable
     Notes and mortgages payable at December 31, 2005 and 2004 are summarized as follows (in thousands):

	December 31,
	2005	2004	Interest Rate	Maturity Date
Homebuilding Borrowings
Mortgage notes payable (a)	$114,687	141,697	From Prime - 0.50%	Range from February
			to Prime + 0.50%	2006 to September 2009
Mortgage notes payable to BankAtlantic (a)	223	8,621	Prime	March 2006
Borrowing base facilities (b)	143,100	—	From LIBOR + 2.00%	Range from August
			to LIBOR + 2.40%	2008 to December 2008
Line of credit (c)	14,500	—	Prime	September 2006

	272,510	150,318

Land Borrowings
Land acquisition mortgage notes payable (d)	48,936	48,000	From Fixed 6.88% to LIBOR + 2.80%	Range from June 2011 to October 2019

Construction mortgage notes payable (d)	13,012	4,475	From LIBOR + 1.75% to LIBOR + 2.00%	Range from March 2006 to June 2008
Other borrowings	7	254	Fixed 5.99%	April 2007

	61,955	52,729

Other Operations Borrowings
Land acquisition and construction mortgage notes payable	3,875	7,447	From LIBOR + 2.50% to LIBOR + 2.75%	Range from July 2006 to September 2007
Promissory note payable	—	16,500	LIBOR + 1.50%	April 2005
Mortgage notes payable (e)	12,374	—	Fixed 5.47%	April 2015
Subordinated investment notes	3,132	3,232	Fixed from 6.50% to 8.75%	Range from January 2006 to February 2008
Promissory note payable to BankAtlantic Bancorp	—	30,000	Prime + 0.25%	December 2008
			escalation every
			six months
Promissory note payable to BankAtlantic Bancorp	—	8,000	Prime + 0.25%	December 2008
			escalation every
			six months
Levitt Capital Trust I	23,196	—	From fixed 8.11% to	March 2035
Unsecured junior subordinated debentures (f)			LIBOR + 3.85%
Levitt Capital Trust II	30,928	—	From fixed 8.09% to	July 2035
Unsecured junior subordinated debentures (g)			LIBOR + 3.80%

	73,505	65,179

Total Notes and Mortgage Notes Payable (h)	$407,970	268,226

(a)	Levitt and Sons has entered into various loan agreements to provide financing for the acquisition, site improvements and construction of residential units. As of December 31, 2005 and 2004, these loan agreements provided for advances on a revolving loan basis up to a maximum outstanding balance of $147.2 million and $327.3 million, respectively. The loans are collateralized by mortgages on respective properties including improvements. Notes and mortgage notes payable were collateralized by inventory of real estate with net carrying values aggregating $168.9 million and $260.3 million at December 31, 2005 and 2004, respectively. Certain mortgage notes contain provisions for accelerating the payment of principal as individual homes are sold. Certain notes and mortgage notes also provide that events of default may include a change in ownership, management or executive management.

(b)	Levitt and Sons entered into revolving credit facilities with third party lenders for borrowings of up to $210.0 million, subject to borrowing base limitations based on the value and type of collateral provided. Advances under the facilities bear interest, at Levitt and Sons’ option; at either (i) the lender’s Prime Rate less 50 basis points or (ii) 30-day LIBOR plus a spread of between 200 and 240 basis points, depending on the facility. Accrued interest is due monthly and these lines mature at various dates in 2008 . As of December 31, 2005, these facilities provided for advances on a revolving loan basis up to a maximum outstanding balance of $145.7 million. The loans are collateralized by mortgages on respective properties including improvements. The facilities were collateralized by inventory of real estate with net carrying values aggregating $212.1 million at December 31, 2005.

(c)	Levitt and Sons has a credit agreement with a financial institution to provide a $15.0 million line of credit. At December 31, 2005, Levitt and Sons had available credit of $500,000 and had $14.5 million outstanding. The credit facility currently matures September 2006, and is guaranteed by Levitt Corporation. The guarantee is collateralized by Levitt Corporation’s pledge of its membership interest in Levitt and Sons, LLC. On or before June 30th of each calendar year, the financial institution may at its sole discretion offer the option to extend the term of the loan for a one-year period. The Company has pledged a first priority security interest on the Company’s equity interest in Levitt and Sons to secure the loan.

(d)	Core Communities notes and mortgage notes payable are collateralized by inventory of real estate and property and equipment with net carrying values aggregating $129.0 million and $106.5 million for the years ended December 31, 2005 and 2004, respectively. Core also has credit agreements with a financial institution to provide up to $40.0 million for land acquisition and development, of which $10.3 million is currently utilizable based on available collateral, and $30 million under a revolving credit facility. The facilities mature in April 2007. At December 31, 2005, Core Communities had no amounts outstanding on either facility.

(e)	Levitt Corporation entered into a mortgage note payable agreement with a financial institution in March 2005 to repay the bridge loan used to temporarily fund the Company’s purchase of the office building in Fort Lauderdale. This note payable is collateralized by the office building that the Company currently intends to utilize as its principal executive offices, which the Company expects to occupy in 2006. The note payable incurs interest at a fixed 5.47% rate, contains a balloon payment provision of approximately $10.4 million at maturity and matures in March 2015.

(f)	In March 2005, Levitt Capital Trust I issued $22.5 million of trust preferred securities to third parties and $696,000 of trust common securities to the Company and used the proceeds to purchase an identical amount of junior subordinated debentures from the Company. Interest on these junior subordinated debentures and distributions on these trust preferred securities are payable quarterly in arrears at a fixed rate of 8.11% through March 30, 2010 and thereafter at a floating rate of 3.85% over 3-month London Interbank Offered Rate (“LIBOR”) until the scheduled maturity date of March 30, 2035. The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures at maturity or their earlier redemption. The junior subordinated debentures are redeemable in whole or in part at our option at any time after five years from the issue date or sooner following certain specified events.

(g)	In May 2005, Levitt Capital Trust II issued $30.0 million of trust preferred securities to third parties and $928,000 of trust common securities to the Company and used the proceeds to purchase an identical amount of junior subordinated debentures from the Company. Interest on these junior subordinated debentures and distributions on these trust preferred securities are payable quarterly in arrears at a fixed rate of 8.09% through June 30, 2010 and thereafter at a floating rate of 3.80% over 3-month LIBOR until the scheduled maturity date of June 30, 2035. The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures at maturity or their earlier redemption. The junior subordinated debentures are redeemable in whole or in part at our option at any time after five years from the issue date or sooner following certain specified events.

(h)	At December 31, 2005, 2004 and 2003 the Prime Rate as reported by the Wall Street Journal was 7.25%, 5.25% and 4.00%, respectively, and the three-month LIBOR Rate was 4.53%, 2.56% and 1.16%, respectively.
     Some of the Company’s subsidiaries have borrowings which contain covenants that, among other things, require the subsidiary to maintain financial ratios and a minimum net worth. These covenants may have the effect of limiting the amount of debt that the subsidiaries can incur in the future and restricting the payment of dividends from subsidiaries to the Company. At December 31, 2005, the Company was in compliance with all loan agreement financial covenants.
     At December 31, 2005, the aggregate required principal payment of indebtedness in each of the next five years is approximately as follows (in thousands):

December 31,
2005
Year ended December 31,
2006	$59,188
2007	43,878
2008	168,524
2009	28,542
2010	6,035
Thereafter	101,803

$407,970

11. Development Bonds Payable
     In connection with the development of certain projects, community development or improvement districts have been established and may utilize bond financing to fund construction or acquisition of certain on-site and off-site infrastructure improvements near or at these communities. The obligation to pay principal and interest on the bonds issued by the districts is assigned to each parcel within the district, and a priority assessment lien may be placed on benefited parcels to provide security for the debt service. The bonds, including interest and redemption premiums, if any, and the associated priority lien on the property are typically payable, secured and satisfied by revenues, fees, or assessments levied on the property benefited. The Company pays a portion of the revenues, fees, and assessments levied by the districts on the properties the Company still owns that are benefited by the improvements. The Company may also agree to pay down a specified portion of the bonds at the time of each unit or parcel closing. These costs are capitalized to inventory during the development period and recognized as cost of sales when the properties are sold.
     The amount of community development district and improvement district bond obligations issued and outstanding with respect to our communities totaled $81.8 million and $74.5 million at December 31, 2005 and 2004, respectively. Bond Obligations at December 31, 2005 mature from 2025 to 2035.
     In accordance with Emerging Issues Task Force Issue 91-10 (“EITF 91-10”), Accounting for Special Assessments and Tax Increment Financing, the Company records a liability for the estimated developer obligations that are fixed and determinable and user fees that are required to be paid or transferred at the time the parcel or unit is sold to an end user.
     At December 31, 2005 and 2004, we recorded no liability associated with outstanding CDD bonds as the assessments were not both fixed and determinable.
12. Employee Benefit Plans
     On May 11, 2004, the Company’s Shareholders approved the 2003 Levitt Corporation Stock Incentive Plan (“Plan”). Under the Plan, the maximum number of shares with respect to which stock option and restricted stock awards may be granted is 1,500,000. The maximum term of options granted under the plan is 10 years, and the vesting period is established by the compensation committee in connection with each grant.
Restricted Stock
     During the year ended December 31, 2005, the Company granted 6,887 restricted shares of Class A common stock to non-employee directors under the Levitt Corporation 2004 Stock Incentive Plan. The restricted stock vests monthly over a 12 month period and 3,444 shares of restricted stock under these grants remained unvested at December 31, 2005. Unearned stock compensation was recorded within shareholders’ equity at the date of award based on the $31.95 price of the common shares on the date of grant and the unearned compensation is being amortized on a straight-line basis over the one year vesting period. Total amortized compensation expense for year ended December 31, 2005 was $110,000.
Stock Options
     Stock Option activity under the Plan for the years ended December 31, 2005, 2004 and 2003 is as follows:

	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number	Exercise	Number	Exercise	Number	Exercise
	of Options	Price	of Options	Price	of Options	Price
Options outstanding at beginning of year	725,250	$20.54	—	$—	—	$—
Granted	594,826	$31.64	757,500	$20.52	—	$—
Exercised	—	$—	—	$—	—	$—
Forfeited	(14,900)	$21.76	(32,250)	$20.15	—	$—

Options outstanding at end of year	1,305,176	$25.59	725,250	$20.54		$—

Options exercisable at end of year	55,176	$22.33	45,000	$20.15	—	$—

Stock available for equity compensation grants at end of year	187,937		774,750		—

Weighted average fair market value per share of options granted during the year under SFAS No. 123	$15.19		$11.94		$—

     The following table summarizes information about stock options outstanding as of December 31, 2005:

	Options Outstanding		Options Exercisable
		Remaining		Exercise
Exercise Price	Options	Contractual Life	Options	Price
$19.28 — $22.49	629,100	8.0	45,000	$20.15
$22.50 — $25.70	120,750	8.9	—	—
$25.71 — $32.13	555,326	9.4	10,176	$31.95

	1,305,176	8.7	55,176	$22.33

401(k) Plan
     The Company has a defined contribution plan established pursuant to Section 401(k) of the Internal Revenue Code. Employees who have completed three months of service and have reached the age of 18 are eligible to participate. During the years ended December 31, 2005 and 2004, the Company’s employees participated in the Levitt Corporation Security Plus Plan and the Company’s contributions amounted to $1.1 million and $857,000 respectively. During the year ended December 31, 2003, the Company’s employees participated in the BankAtlantic Security Plus Plan and the Company’s contributions amounted to $495,000. These amounts are included in selling, general and administrative expense in the accompanying consolidated statements of income.
13. Certain Relationships and Related Party Transactions
     The Company and BankAtlantic Bancorp, Inc. (“Bancorp”) are under common control. The controlling shareholder of the Company and Bancorp is BFC Financial Corporation. Bancorp is the parent company of BankAtlantic. The majority of BFC Financial Corporation’s capital stock is owned or controlled by the Company’s Chairman and Chief Executive Officer, Alan B. Levan, and by the Company’s Vice Chairman, John E. Abdo, both of whom are also directors of the Company, executive officers and directors of BFC Financial Corporation, of Bancorp and of BankAtlantic. Mr. Levan and Mr. Abdo are the Chairman and Vice Chairman, respectively, of Bluegreen Corporation.
     The Company occupies office space at BankAtlantic’s corporate headquarters. Bancorp provides this office space on a month-to-month basis and receives reimbursements for overhead based on market rates.
     Pursuant to the terms of a transitional services agreement between the Company and Bancorp, Bancorp or its subsidiary, BankAtlantic, provided certain administrative services, including human resources, investor and public relations on a percentage of cost basis. The total amounts for occupancy and these services paid in 2005 and 2004 were $734,000 and $499,000, respectively, and may not be representative of the amounts that would be paid in an arms-length transaction. Separately, the Company paid certain fees to BFC Financial Corporation and to Bluegreen Corporation in respect of services provided to the Company.
The following table sets forth fees paid to related parties (in thousands)

	Year Ended December 31,
	2005	2004	2003
BFC Financial Corporation	$127	311	213
BankAtlantic Bancorp	734	499	20
Bluegreen Corporation	81	—	—

Total fees	$942	810	233

     Levitt and Sons, LLC utilizes the services of Conrad & Scherer, P.A., a law firm in which William R. Scherer, a member of the Company’s Board of Directors, is a member. Levitt and Sons paid fees aggregating $914,000, $110,000 and $79,000 to this firm during the years ended December 31, 2005, 2004 and 2003, respectively.
     Certain of the Company’s executive officers separately receive compensation from affiliates of the Company for services rendered to those affiliates. Members of the Company’s Board of Directors and executive officers also have banking relationships with BankAtlantic in the ordinary course of BankAtlantic’s business.

     At December 31, 2005 and 2004, $5.1 million and $37.5 million, respectively, of cash and cash equivalents were held on deposit by BankAtlantic. Interest on deposits held at BankAtlantic for each of the years ended December 31, 2005, 2004 and 2003 was approximately $316,000, $230,000 and $119,000, respectively. Additionally, at December 31, 2005 and 2004, $25,000 and $374,000, respectively, of restricted cash was held on deposit by BankAtlantic.
     During the years ended December 31, 2005 and 2004, actions were taken by the Company with respect to the development of certain property owned by BankAtlantic. The Company’s efforts included the successful rezoning of the property and obtaining the permits necessary to develop the property for residential and commercial use. At December 31, 2005, BankAtlantic had agreed to reimburse the Company $438,000 for the out-of-pocket costs incurred by it in connection with these efforts. The Company has also sought as additional compensation from BankAtlantic a percentage of the increase in the value of the underlying property attributable to the Company’s efforts based upon the proceeds to be received from BankAtlantic on the sale of the property to a third party. The timing and amount of such additional compensation, if any, has not yet been agreed upon.
     In connection with Bancorp’s spin-off of the Company as of December 31, 2003, Bancorp converted $30.0 million demand note owed by the Company to Bancorp to a five year term note and prior to the spin-off, Bancorp transferred its 4.9% ownership interest in Bluegreen to the Company in exchange for a $5.5 million note and additional shares of the Company’s common stock (which additional shares were distributed as part of the spin-off transaction). The two notes were repaid during the year ended December 31, 2005. There are no notes to Bancorp outstanding as of December 31, 2005.
14. Commitments and Contingencies
     The Company is obligated to fund homeowner association operating deficits incurred by its communities under development. This obligation ends upon turnover of the association to the residents of the community.
     The Company’s rent expense for premises and equipment for the years ended December 31, 2005, 2004 and 2003 was $1.6 million, $1.3 million and $875,000, respectively. At December 31, 2005, Levitt and Sons is committed under long-term leases for office and showroom space expiring at various dates through August 2010. Approximate minimum future rentals due under non-cancellable leases with a term remaining of at least one year are as follows (in thousands):

Year ended December 31, 2006	$1,806
2007	1,493
2008	1,094
2009	650
2010	451
Thereafter	86

$5,580

     Tradition Development Company, LLC, a wholly-owned subsidiary of Core Communities (“TDC”), entered into an advertising agreement with the operator of a Major League Baseball team pursuant to which, among other advertising rights, TDC obtained royalty-free license to use, among others, the trademark “Tradition Field” at the sports complex located in Port St. Lucie and the naming rights to that complex. Unless otherwise renewed, the agreement terminates on December 31, 2013; provided, however, upon payment of a specified buy-out fee and compliance with other contractual procedures, TDC has the right to terminate the agreement on or after December 31, 2008. Required cumulative payments under the agreement through December 31, 2013 are approximately $2.5 million.

     The Company is subject to obligations associated with entering into contracts for the purchase, development and sale of real estate in the routine conduct of its business. At December 31, 2005, the Company had commitments to purchase properties for development for an agreement purchase price of $186.2 million, of which approximately $32.2 million is subject to due diligence and satisfaction of certain requirements and conditions, as well as the obtaining of financing. The following table summarizes certain information relating to outstanding purchase contracts:

	Purchase	Units/	Expected
	Price	Acres	Closing
		(unaudited)	(unaudited)
Homebuilding Division	$186.2 million	2,692 Units	2006-2007
     At December 31, 2005, cash deposits of approximately $4.5 million secured the Company’s commitments under these contracts.
     At December 31, 2005 the Company had outstanding surety bonds and letters of credit of approximately $97.5 million related primarily to its obligations to various governmental entities to construct improvements in the Company’s various communities. The Company estimates that approximately $66.3 million of work remains to complete these improvements. The Company does not believe that any outstanding bonds or letters of credit will likely be drawn upon.
     We have entered into an indemnity agreement with a joint venture partner relating to, among other obligations, that partner’s guarantee of the joint venture’s indebtedness. Our liability under the indemnity agreement is limited to the amount of any distributions from the joint venture which exceeds our original capital and other contributions. Our obligation of indemnity is approximately $664,000. Based on the joint venture assets that secure the indebtedness, we do not believe it is likely that any payment will be required under the indemnity agreement.
15. Income Taxes
     The provision for income tax expense consists of the following (in thousands):

	Year Ended December 31,
	2005	2004	2003
Current tax provision
Federal	$24,710	27,998	10,619
State	3,524	4,704	1,772

	28,234	32,702	12,391

Deferred income tax provision
Federal	3,651	2,829	3,455
State	551	366	554

	4,202	3,195	4,009

Total income tax provision	$32,436	35,897	16,400

     The Company’s provision for income taxes differs from the federal statutory tax rate of 35% due to the following (in thousands):

	Year Ended December 31,
	2005	2004	2003
Income tax provision at expected federal income tax rate of 35%	$30,572	32,659	15,127
Provision for state taxes, net of federal benefit	2,689	3,333	1,549
Change in valuation allowance for deferred tax asset	—	—	(418)
Other, net	(825)	(95)	142

Provision for income taxes	$32,436	35,897	16,400

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets consist of the following (in thousands):

	As of December 31,
	2005	2004
Deferred tax assets:
Real estate held for sale capitalized for tax purposes in excess of amounts capitalized for financial statement purposes	$4,627	4,368
Accrued litigation reserve and other non-deductible expenses	954	1,757
Purchase accounting adjustments from real estate acquisitions	399	1,152
Income recognized for tax purposes and deferred for financial statement purposes	4,426	1,692

Total deferred tax assets	10,406	8,969

Deferred tax liabilities:
Investment in Bluegreen	15,167	9,282
Property and equipment	1,397	1,132
Other	870	400

Total deferred tax liabilities	17,434	10,814

Net deferred tax liabilities	(7,028)	(1,845)
Deferred income tax liabilities (assets) at beginning of period	1,845	(654)
Deferred income tax liabilities acquired	—	595
Deferred income taxes on Bluegreen’s unrealized gains, losses and issuance of common stock	981	(1,291)
Other	—	—

Provision for deferred income taxes	$(4,202)	(3,195)

16. Other Expense and Interest and Other Income
     Interest and other income and other expense are summarized as follows (in thousands):

	For the Year Ended
	December 31,
	2005	2004	2003
Other expenses
Title and mortgage operations expense	$2,776	2,967	1,605
Litigation settlement reserve (see note 18)	830	—	—
Penalty on early debt repayment	677	—	—
Hurricane expense, net of projected recoveries	572	4,400	—
Other	—	233	319

Total other expenses	$4,855	7,600	1,924

Interest and other income
Interest income	$2,556	1,338	863
Reversal of litigation reserve	—	1,440	—
Contingent gain receipt	500	—	—
Partial reversal of construction obligation	6,765	—	—
Other income	3,457	1,811	1,297
Management and development fees	—	30	1,002

Total interest and other income	$13,278	4,619	3,162

     During the fourth quarter of 2005, the Company reversed approximately $6.7 million in accrued construction obligations. These accrued construction obligations were recorded as property was sold to recognize obligations to comply with future infrastructure development requirements of governmental entities. The reversal of these construction obligations was the result of changes made to the infrastructure development requirements by such governmental entities for certain projects. All payments and obligations related to the infrastructure development requirements for these projects were fulfilled as of December 31, 2005.
17. Estimated Fair Value of Financial Instruments
     Estimated fair values of financial instruments are determined using available market information and appropriate valuation methodologies. However, considerable judgments are involved in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of amounts the Company could realize in a current market exchange.
     The following methods and assumptions were used to estimate fair value:
•	Carrying amounts of cash and cash equivalents, accounts payable and accrued liabilities approximate fair value due to their short-term nature.

•	Carrying amounts of notes receivable approximate fair values.

•	Carrying amounts of notes and mortgage notes payable that provide for variable interest rates approximate fair value, as the terms of the credit facilities require periodic market adjustment of interest rates. The fair value of the Company’s fixed rate indebtedness, including development bonds payable, was estimated using discounted cash flow analyses, based on the Company’s current borrowing rates for similar types of borrowing arrangements.

	December 31, 2005		December 31, 2004
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$113,562	113,562	125,522	125,522
Notes receivable	5,248	5,248	4,484	4,484
Financial liabilities:
Notes and mortgage notes payable	$407,970	403,925	268,226	268,268
18. Litigation
     The Company is a party to various claims, legal actions and complaints arising in the ordinary course of business. Management believes it has meritorious defenses in these matters. However, in the opinion of management, the disposition of these matters, even if adverse, would not have a material adverse effect on the Company’s financial condition or results of operations.
     On May 26, 2005 a suit was filed in the 9th Judicial Circuit in and for Orange County, Florida against the Company in Frank Albert, Dorothy Albert, et al. v. Levitt and Sons, LLC, a Florida limited liability company, Levitt Homes, LLC, a Florida limited liability company, Levitt Corporation, a Florida corporation, Levitt Construction Corp. East, a Florida corporation and Levitt and Sons, Inc., a Florida corporation. The suit purports to be a class action on behalf of 95 named plaintiffs residing in approximately 65 homes located in one of the Company’s communities in Central Florida. The complaint alleges: breach of contract, breach of implied covenant of good faith and fair dealing; failure to disclose latent defects; breach of express warranty; breach of implied warranty; violation of building code; deceptive and unfair trade practices; negligent construction; and negligent design. Plaintiffs seek certification as a class, or in the alternative to divide into sub-classes, unspecified damages alleged to range from $50,000 to $400,000 per house, costs and attorneys’ fees. Plaintiffs seek a trial by jury. On February 15, 2006, the parties filed a Joint Stipulation for Abatement of Lawsuit Pending Compliance with Chapter 558, Florida Statutes and Order Approving Same (“Joint Stipulation”). Court approval of the Joint Stipulation is pending. While there is no assurance that the Company will be successful, the Company believes it has valid defenses and is engaged in a vigorous defense of the action.
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
19. Segment Reporting
     Operating segments are defined as components of an enterprise about which separate financial information is available that is regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The information provided for segment reporting is based on internal reports utilized by management. The Company has three reportable business segments — Homebuilding, Land and Other Operations. The accounting policies of the segments are generally the same as those described in the summary of significant accounting policies. The elimination entries consist of the inter-segment sale of real estate and cost of sales of real estate between the Land and Homebuilding Divisions. The Company primarily evaluates segment performance based on net income after tax. The presentation and allocation of the assets, liabilities and results of operations may not reflect the actual economic costs of the segment as a stand-alone business. If a different basis of allocation were utilized, the relative contributions of the segment might differ but the relative trends in segments would, in management’s view, likely not be impacted. The tables below present segment information as of and for the years ended December 31, 2005, 2004 and 2003 (in thousands):

Year Ended			Other
December 31, 2005	Homebuilding	Land	Operations	Eliminations	Total
Revenues
Sales of real estate	$438,367	105,658	14,709	(622)	558,112
Title and mortgage operations	3,750	—	—	—	3,750

Total revenues	442,117	105,658	14,709	(622)	561,862

Costs and expenses
Cost of sales of real estate	347,008	50,706	12,520	(2,152)	408,082
Selling, general and administrative expenses	57,403	12,395	17,841	—	87,639
Other expenses	3,606	1,177	72	—	4,855

Total costs and expenses	408,017	64,278	30,433	(2,152)	500,576

Earnings from Bluegreen Corporation	—	—	12,714	—	12,714
Earnings from joint ventures	104	—	(35)	—	69
Interest and other income	723	9,008	4,106	(559)	13,278

Income before income taxes	34,927	50,388	1,061	971	87,347
Provision for income taxes	12,691	18,992	378	375	32,436

Net income	$22,236	31,396	683	596	54,911

Inventory of real estate	$466,559	150,686	11,608	(17,593)	611,260

Total assets	$506,345	228,756	318,762	(158,191)	895,673

Notes, mortgage notes, and bonds payable	$272,510	61,955	73,505	—	407,970

Year Ended			Other
December 31, 2004	Homebuilding	Land	Operations	Eliminations	Total
Revenues
Sales of real estate	$472,296	96,200	5,555	(24,399)	549,652
Title and mortgage operations	4,798	—	—	—	4,798

Total revenues	477,094	96,200	5,555	(24,399)	554,450

Costs and expenses
Cost of sales of real estate	371,097	42,838	6,255	(13,916)	406,274
Selling, general and administrative expenses	50,806	10,373	9,822	—	71,001
Other expenses	7,015	561	24	—	7,600

Total costs and expenses	428,918	53,772	16,101	(13,916)	484,875

Earnings from Bluegreen Corporation	—	—	13,068	—	13,068
Earnings from joint ventures	3,518	—	2,532	—	6,050
Interest and other income	1,944	1,671	1,004	—	4,619

Income (loss) before income taxes	53,638	44,099	6,058	(10,483)	93,312
Provision (benefit) for income taxes	20,658	17,031	2,198	(3,990)	35,897

Net income (loss)	$32,980	27,068	3,860	(6,493)	57,415

Inventory of real estate	$295,951	122,056	13,939	(18,475)	413,471

Total assets	$345,690	194,825	156,427	(18,475)	678,467

Notes, mortgage notes, and bonds payable	$150,318	52,729	65,179	—	268,226

Year Ended			Other
December 31, 2003	Homebuilding	Land	Operations	Eliminations	Total
Revenues
Sales of real estate	$222,257	55,038	5,763	—	283,058
Title and mortgage operations	2,466	—	—	—	2,466

Total revenues	224,723	55,038	5,763	—	285,524

Costs and expenses
Cost of sales of real estate	173,072	31,362	6,021	(1,024)	209,431
Selling, general and administrative expenses	29,478	7,549	5,000	—	42,027
Other expenses	1,493	224	207	—	1,924

Total costs and expenses	204,043	39,135	11,228	(1,024)	253,382

Earnings from Bluegreen Corporation	—	—	7,433	—	7,433
Earnings from joint ventures	480	—	3	—	483
Interest and other income	560	2,261	341	—	3,162

Income before income taxes	21,720	18,164	2,312	1,024	43,220
Provision for income taxes	7,964	7,149	891	396	16,400

Net income	$13,756	11,015	1,421	628	26,820

Inventory of real estate	$209,209	43,906	7,394	(5,517)	254,992

Total assets	$238,317	83,034	76,907	(4,753)	393,505

Notes, mortgage notes, and bonds payable	$102,464	15,174	56,455	—	174,093

20. Parent Company Financial Statements
     The Company’s subordinated investment notes (the “Investment Notes”) are direct unsecured obligations of Levitt Corporation and are not guaranteed by the Company’s subsidiaries or secured by any assets of the Company or its subsidiaries. The Company relies on dividends from its subsidiaries to fund its operations, including debt service obligations relating to the Investment Notes. The Company would be restricted from paying dividends to its common shareholders in the event of a default on the Investment Notes, and restrictions on the Company’s subsidiaries’ ability to remit dividends to Levitt Corporation could result in such a default.
     The junior subordinated debentures are direct unsecured obligations of Levitt Corporation and are not guaranteed by the Company’s subsidiaries or secured by any assets of the Company or its subsidiaries. The Company relies on dividends from its subsidiaries to fund its operations, including debt service obligations relating to the junior subordinated debentures. The Company would be restricted from paying dividends to our shareholders in the event of a default under the indenture, and restrictions on the Company’s subsidiaries’ ability to remit dividends to Levitt Corporation could result in such a default.
     Some of the Company’s subsidiaries have borrowings which contain covenants that, among other things, require the subsidiary to maintain financial ratios and a minimum net worth. These covenants may have the effect of limiting the amount of debt that the subsidiaries can incur in the future and restricting the payment of dividends from subsidiaries to the Company. At December 31, 2005 and 2004, the Company was in compliance with all loan agreement financial covenants.
     The accounting policies for the parent company are generally the same as those policies described in the summary of significant accounting policies. The parent company’s interest in its consolidated subsidiaries are reported under equity method accounting for purposes of this presentation.
     Condensed Statements of Financial Condition at December 31, 2005 and 2004 and Condensed Statements of Income and Condensed Statements of Cash Flows for each of the years in the three-year period ended December 31, 2005 are shown below:
Levitt Corporation (Parent Company Only)
Condensed Statements of Financial Condition
(In thousands except share data)

	December 31,
	2005	2004
Assets

Cash and cash equivalents	$43,817	41,741
Inventory of real estate	4,165	1,696
Investments in real estate joint ventures	2	239
Investment in Bluegreen Corporation	95,828	80,572
Investment in Unconsolidated Trusts	1,637	—
Investment in wholly-owned subsidiaries	270,788	228,985
Other assets	19,556	17,548

Total assets	$435,793	370,781

Liabilities and Shareholders’ Equity

Accounts payable and accrued liabilities	$13,699	6,887
Notes and mortgage notes payable	3,132	22,090
Notes and mortgage notes payable to affiliates	—	38,000
Junior subordinated debentures	54,124	—
Deferred tax liability, net	15,052	9,015

Total liabilities	86,007	75,992

Shareholders’ equity:
Preferred stock, $0.01 par value Authorized: 5,000,000 shares Issued and outstanding: no shares	—	—
Common stock, Class A, $0.01 par value Authorized: 50,000,000 shares Issued and outstanding: 18,604,053 and 18,597,166 shares, respectively	186	186
Common stock, Class B, $0.01 par value Authorized: 10,000,000 shares Issued and outstanding: 1,219,031 shares, respectively	12	12
Additional paid-in capital	181,084	180,790
Unearned compensation	(110)	—
Retained earnings	166,969	113,643
Accumulated other comprehensive income	1,645	158

Total shareholders’ equity	349,786	294,789

Total liabilities and shareholders’ equity	$435,793	370,781

Levitt Corporation (Parent Company Only)
Condensed Statements of Income
(In thousands)

	Year Ended December 31,
	2005	2004	2003
Earnings from Bluegreen Corporation	$12,713	13,068	7,433
Other revenues	2,015	2,601	127
Costs and expenses	16,550	10,002	5,671

Income (loss) before income taxes	(1,822)	5,667	1,889
Provision (benefit) for income taxes	(674)	2,103	724

Net income (loss) before undistributed earnings from subsidiaries	(1,148)	3,564	1,165
Earnings from consolidated subsidiaries, net of income taxes	56,059	53,851	25,655

Net income	$54,911	57,415	26,820

Levitt Corporation (Parent Company Only)
Condensed Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2005	2004	2003
Operating activities:
Net income	$54,911	57,415	26,820
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and Amortization	113	—	—
Increase in deferred income taxes	5,057	5,314	2,273
Equity from earnings in Bluegreen Corporation	(12,714)	(13,068)	(7,433)
Equity from earnings in consolidated subsidiaries	(56,059)	(53,851)	(25,655)
Equity from loss (earnings) in joint ventures	47	(2,329)	(4)
Equity in earnings from unconsolidated trusts	(95)	—	—
Write-off of debt offering costs	—	—	791
Changes in operating assets and liabilities:
Inventory of real estate	(2,470)	(409)	(238)
Other assets	909	(14,592)	203
Accounts payable and accrued expenses and other liabilities	6,813	5,701	(81)

Net cash used in operating activities	(3,488)	(15,819)	(3,324)

Investing activities:
Investment in real estate joint ventures	—	—	(260)
Distributions and advances from real estate joint ventures	37	1,768	1,463
Investment in unconsolidated trusts	(1,624)	—	—
Distributions from unconsolidated trusts	82	—	—
Investment in consolidated subsidiaries	(3,549)	(75,142)	(733)
Dividends received from consolidated subsidiaries	17,805	10,685	5,793
Purchase of property, plant and equipment	(1,082)	—	—

Net cash provided by (used in) investing activities	11,669	(62,689)	6,263

Financing activities:
Proceeds from notes and mortgage notes payable	43	18,423	1,309
Proceeds from notes and mortgage notes payable to affiliates	—	—	—
Repayment of notes and mortgage notes payable to affiliates	(38,000)	(5,500)	—
Repayment of notes and mortgage notes payable	(19,001)	(8,542)	(2,100)
Proceeds from junior subordinated notes	54,124	—	—
Proceeds from issuance of common stock	—	122,500	—
Payments for debt offering cost	(1,686)	—	(791)
Payments for stock issuance costs	—	(7,731)	(150)
Cash dividends paid	(1,585)	(792)	—

Net cash (used in) provided by financing activities	(6,105)	118,358	(1,732)

Increase in cash and cash equivalents	2,076	39,850	1,207
Cash and cash equivalents at the beginning of period	41,741	1,891	684

Cash and cash equivalents at end of period	$43,817	41,741	1,891

21. Selected Quarterly Financial Data (unaudited)
     The following tables summarize the quarterly results of operations for the years ended December 31, 2005 and 2004. Due to rounding and changes in the number of shares outstanding, the sum of the quarterly earnings per share amounts may not equal the earnings per share reported for the year (in thousands, except per share data):

	Year Ended December 31, 2005
	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	2005
Revenues
Sales of real estate	$198,866	107,094	128,520	123,632	558,112
Other revenues	948	947	962	893	3,750

Total Revenues	199,814	108,041	129,482	124,525	561,862

Costs and Expenses
Cost of sales of real estate	130,589	84,547	98,455	94,491	408,082
Other costs and expenses	24,462	20,085	21,518	26,429	92,494

Total Costs and Expenses	155,051	104,632	119,973	120,920	500,576

Earnings (loss) from Bluegreen Corporation	2,138	4,729	5,951	(104)	12,714
Other income	1,412	1,495	1,717	8,723	13,347

Income before income taxes	48,313	9,633	17,177	12,224	87,347
Provision for income taxes	18,495	3,581	6,469	3,891	32,436

Net income	$29,818	6,052	10,708	8,333	54,911

Basic earnings per share	$1.50	0.31	0.54	0.42	2.77
Fully diluted earnings per share	$1.49	0.30	0.53	0.42	2.74
Weighted average shares outstanding	19,816	19,816	19,817	19,819	19,817
Fully diluted shares outstanding	19,965	19,949	19,944	19,843	19,929

Dividends declared per common share	$0.02	0.02	0.02	0.02	0.08

	Year Ended December 31, 2004
	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	2004
Revenues
Sales of real estate	$98,523	142,530	132,893	175,706	549,652
Other revenues	970	1,339	1,164	1,325	4,798

Total Revenues	99,493	143,869	134,057	177,031	554,450

Costs and Expenses
Cost of sales of real estate	69,665	107,676	98,513	130,420	406,274
Other costs and expenses	14,746	19,665	21,020	23,170	78,601

Total Costs and Expenses	84,411	127,341	119,533	153,590	484,875

Earnings from Bluegreen Corporation	2,086	2,775	5,790	2,417	13,068
Other income	4,085	2,979	1,954	1,651	10,669

Income before income taxes	21,253	22,282	22,268	27,509	93,312
Provision for income taxes	8,198	8,595	8,608	10,496	35,897

Net income	$13,055	13,687	13,660	17,013	57,415

Basic earnings per share	$0.88	0.70	0.69	0.86	3.10
Fully diluted earnings per share	$0.87	0.68	0.66	0.85	3.04
Weighted average shares outstanding	14,816	19,596	19,816	19,816	18,518
Fully diluted shares outstanding	14,852	19,638	19,872	19,961	18,600
Dividends declared per common share	$—	—	0.02	0.02	0.04

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2005 because of the material weakness in internal control over financial reporting discussed below.
Management’s Report on Internal Control over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
     In connection with management’s assessment of the Company’s internal control over financial reporting, the Company identified a control deficiency as of December 31, 2005 relating to controls over the segregation of duties performed by certain senior financial personnel. Specifically, the Company did not properly design controls to ensure adequate segregation of duties over the cash disbursement function, the journal entry process, and access to our financial reporting systems, resulting in the risk that these individuals could misappropriate cash or other Company assets, record unauthorized journal entries or alter our financial reporting systems. Furthermore, management did not have adequate documentation of the oversight and review of these individuals to compensate for the inadequate segregation of duties. This control deficiency existed in varying degrees at different locations, and while the control deficiency did not result in any adjustments to the annual or interim consolidated financial statements, it could result in a material misstatement to annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constituted a material weakness and as a consequence our internal control over financial reporting was ineffective as of December 31, 2005. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
     PricewaterhouseCoopers LLP, our independent registered certified public accounting firm, has audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 as stated in their report which appears in this Annual Report on Form 10-K. See “Financial Statements and Supplementary Data.”
Remediation of Material Weakness
     Subsequent to December 31, 2005, the Company has implemented controls to restrict the responsibilities and financial reporting system access of these individuals.
     The Company believes that these corrective actions have addressed the material weakness described above. The Company is in the process of developing procedures for the testing of these controls to determine if the material weakness has been remediated and currently expects that testing of these controls will be substantially completed prior to the filing of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006.
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting that occurred during our fourth quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

/s/ Alan B. Levan	/s/ George P. Scanlon

Alan B. Levan	George P. Scanlon
Chief Executive Officer	Chief Financial Officer
March 27, 2006	March 27, 2006

PART III
     Items 10 through 14 are incorporated by reference to the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the year covered by this Form 10-K, or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A not later than the end of such 120 day period.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	Documents Filed as Part of this Report:
(1)	Financial Statements

The following consolidated financial statements of Levitt Corporation and its subsidiaries are included herein under Part II, Item 8 of this Report.
Report of Independent Registered Certified Public Accounting Firm dated March 29, 2006
Consolidated Statements of Financial Condition as of December 31, 2005 and 2004.
Consolidated Statements of Income for each of the years in the three year period ended December 31, 2005.
Consolidated Statements of Comprehensive Income for each of the years in the three year period ended December 31, 2005.
Consolidated Statements of Shareholders’ Equity for each of the years in the three year period ended December 31, 2005.
Consolidated Statements of Cash Flows for each of the years in the three year period ended December 31, 2005.
Notes to Consolidated Financial Statements for each of the years in the three year period ended December 31, 2005.
(2)	Financial Statement Schedules

All schedules are omitted as the required information is either not applicable or presented in the financial statements or related notes.

(3)	Exhibits
     The following exhibits are either filed as a part of this Report or are incorporated herein by reference to documents previously filed as indicated below:

Exhibit Number	Description	Reference
3.1	Amended and Restated Articles of Incorporation	Exhibit 2.1 to the Registrant’s Registration Statement on Form 8-A, filed on December 12, 2003.

3.2	Amended and Restated By-laws	Exhibit 2.2 to the Registrant’s Registration Statement on Form 8-A, filed on December 12, 2003.

10.1	Levitt Corporation 2004 Performance-Based Annual Incentive Plan	Appendix D to the Registrant’s 2004 Proxy Statement, filed with the SEC on April 20, 2004

10.2
Amended and Restated Trust Agreement among Levitt Corporation, as Depositor, JP Morgan Chase, as Property Trustee, Chase Bank USA, as Delaware Trustee and Administrative Trustees, dated as of March 15, 2005
Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on May 10, 2005

10.3	Junior Subordinated Debenture between Levitt Corporation and JP Morgan Chase Bank, as Trustee, dated as of March 15, 2005	Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed on May 10, 2005

10.4
Revolving Loan Agreement by and among Tradition Development Company, LLC, Horizons St. Lucie Development, LLC, Horizons Acquisition 7, LLC, Tradition Mortgage, LLC and Wachovia Bank National Association, dated April 8, 2005
Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed on May 10, 2005

10.5	Unconditional Guaranty of Core Communities, LLC, as Guarantor in favor of Wachovia Bank National Association, dated April 8, 2005	Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, filed on May 10, 2005

10.6
Amended and Restated Trust Agreement among Levitt Corporation, as Depositor, Wilmington Trust Company, as Property Trustee, Wilmington Trust Company, as Delaware Trustee and Administrative Trustees, dated as of May 4, 2005
Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q, filed on May 10, 2005

10.7	Junior Subordinated Debenture between Levitt Corporation and Wilmington Trust Company, as Trustee, dated as of May 4, 2005	Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q, filed on May 10, 2005

10.8	Agreements Concerning Executive Compensation	Filed under Form 8-K, May 6, 2005

10.9	Agreements Concerning Non-Employee Directors	Filed under Form 8-K, June 29, 2005

10.10	Amendment to Agreements Concerning Non-Employee Directors	Filed under Form 8-K, July 28, 2005

12.1	Statement re: computation of ratios — Ratio of earnings to fixed charges	Filed with this Report.

14.1	Code of Business Conduct and Ethics	Exhibit 14.1 to Registrant’s Annual Report on Form 10-K, filed on March 16, 2005.

21.1	Subsidiaries of the Registrant	Filed with this Report.

23.1	Consent of PricewaterhouseCoopers LLP	Filed with this Report.

23.2	Consent of Ernst & Young LLP	Filed with this Report.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed with this Report.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed with this Report.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this Report.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this Report.

99.1	Audited financial statements of Bluegreen Corporation for the three years ended December 31, 2005	Filed with this Report.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEVITT CORPORATION
March 27, 2006	By:	/s/Alan B. Levan
Alan B. Levan
Chairman of the Board of Directors, Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Alan B. Levan Alan B. Levan	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 27, 2006
/s/ John E. Abdo John E. Abdo	Vice-Chairman of the Board	March 27, 2006
/s/Seth M. Wise Seth M. Wise	President	March 27, 2006
/s/ George P. Scanlon George P. Scanlon	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 27, 2006
/s/ James Blosser James Blosser	Director	March 27, 2006
/s/ Darwin C. Dornbush Darwin C. Dornbush	Director	March 27, 2006
/s/ S. Lawrence Kahn, III S. Lawrence Kahn, III	Director	March 27, 2006
/s/ Alan Levy Alan Levy	Director	March 27, 2006
/s/ Joel Levy Joel Levy	Director	March 27, 2006
/s/ William R. Nicholson William R. Nicholson	Director	March 27, 2006
/s/ William F. Scherer William F. Scherer	Director	March 27, 2006