Form 10-Q
period 2006-03-31
LEVITT CORP
filed 2006-05-10
CIK 1218320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended MARCH 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to ________________
Commission file number: 001-31931
LEVITT CORPORATION
(Exact name of registrant as specified in its charter)

FLORIDA	11-3675068
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2100 W. Cypress Creek Road,
Fort Lauderdale, FL	33309
(Address of principal executive offices)	(Zip Code)
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
Large accelerated filer ☐      Accelerated filer☒      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes ☒      No ☐
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 5, 2006
Class A common stock, $0.01 par value Class B common stock, $0.01 par value	18,604,053 1,219,031

Levitt Corporation and Subsidiaries

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements:
Levitt Corporation
Consolidated Statements of Financial Condition — Unaudited
(In thousands, except share data)

	March 31,	December 31,
	2006	2005
Assets

Cash and cash equivalents	$75,772	113,562
Restricted cash	1,157	1,818
Inventory of real estate	698,811	611,260
Investment in Bluegreen Corporation	95,948	95,828
Property and equipment, net	52,899	44,250
Other assets	27,980	28,955

Total assets	$952,567	895,673

Liabilities and Shareholders’ Equity

Accounts payable and accrued liabilities	$63,252	66,652
Customer deposits	57,081	51,686
Current income tax payable	—	12,551
Notes and mortgage notes payable	421,715	353,623
Notes and mortgage notes payable to affiliates	—	223
Junior subordinated debentures	54,124	54,124
Deferred tax liability, net	6,857	7,028

Total liabilities	603,029	545,887

Shareholders’ equity:
Preferred stock, $0.01 par value Authorized: 5,000,000 shares Issued and outstanding: no shares	—	—

Class A Common Stock, $0.01 par value Authorized: 50,000,000 shares Issued and outstanding: 18,604,053 shares	186	186

Class B Common Stock, $0.01 par value Authorized: 10,000,000 shares Issued and outstanding: 1,219,031 shares	12	12

Additional paid-in capital	181,620	181,084
Unearned compensation	—	(110)
Retained earnings	165,911	166,969
Accumulated other comprehensive income	1,809	1,645

Total shareholders’ equity	349,538	349,786

Total liabilities and shareholders’ equity	$952,567	895,673

See accompanying notes to unaudited consolidated financial statements.

Levitt Corporation
Consolidated Statements of Operations — Unaudited
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2006	2005
Revenues:
Sales of real estate	$125,543	198,866
Title and mortgage operations	1,008	948

Total revenues	126,551	199,814

Costs and expenses:
Cost of sales of real estate	102,055	130,589
Selling, general and administrative expenses	26,755	23,146
Other expenses	626	1,316

Total costs and expenses	129,436	155,051

(Loss) earnings from Bluegreen Corporation	(49)	2,138
Earnings from real estate joint ventures	—	90
Interest and other income	1,832	1,322

(Loss) income before income taxes	(1,102)	48,313
(Benefit) provision for income taxes	(442)	18,495

Net (loss) income	$(660)	29,818

(Loss) earnings per share:
Basic	$(0.03)	1.50

Diluted	$(0.03)	1.49

Weighted average common shares outstanding:
Basic	19,821	19,816

Diluted	19,821	19,965

Dividends declared per common share:
Class A common stock	$0.02	0.02
Class B common stock	$0.02	0.02
See accompanying notes to unaudited consolidated financial statements.

Levitt Corporation
Consolidated Statements of Comprehensive Income — Unaudited
(In thousands)

	Three Months
	Ended March 31,
	2006	2005
Net (loss) income	$(660)	29,818

Other comprehensive income:
Pro-rata share of unrealized gain recognized by Bluegreen Corporation on retained interests in notes receivable sold	267	142
Provision for income taxes	(103)	(55)

Pro-rata share of unrealized gain recognized by Bluegreen Corporation on retained interests in notes receivable sold (net of tax)	164	87

Comprehensive (loss) income	$(496)	29,905

See accompanying notes to unaudited consolidated financial statements.

Levitt Corporation
Consolidated Statement of Shareholders’ Equity — Unaudited
Three Months Ended March 31, 2006
(In thousands)

								Accumulated
								Compre-
			Class A	Class B	Additional			hensive
	Class A	Class B	Common	Common	Paid-In	Retained	Unearned	Income
	Shares	Shares	Stock	Stock	Capital	Earnings	Compensation	(Loss)	Total
Balance at December 31, 2005	18,604	1,219	$186	12	181,084	166,969	(110)	1,645	349,786

Net loss	—	—	—	—	—	(660)	—	—	(660)

Pro-rata share of unrealized gain recognized by Bluegreen on sale of retained interests, net of tax	—	—	—	—	—	—	—	164	164

Issuance of Bluegreen common stock, net of tax	—	—	—	—	(60)	—	—	—	(60)

Cash dividends paid	—	—	—	—	—	(398)	—	—	(398)

Share based compensation related to stock options and restricted stock	—	—	—	—	706	—	—	—	706

Reclassification of unamortized stock compensation related to restricted stock upon adoption of SFAS 123 (R)	—	—	—	—	(110)	—	110	—	—

Balance at March 31, 2006	18,604	1,219	$186	12	181,620	165,911	—	1,809	349,538

See accompanying notes to unaudited consolidated financial statements.

Levitt Corporation
Consolidated Statements of Cash Flows — Unaudited
(In thousands)

	Three Months Ended
	March 31,
	2006	2005
Operating activities:
Net (loss) income	$(660)	29,818
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	550	362
Change in deferred income taxes	(236)	(260)
Loss (earnings) from Bluegreen Corporation	49	(2,138)
Earnings from unconsolidated trust	(33)	(3)
Earnings from real estate joint ventures	—	(90)
Share-based compensation expense related to stock options and restricted stock	706	—
Changes in operating assets and liabilities:
Restricted cash	661	976
Inventory of real estate	(94,105)	11,653
Notes receivable	178	200
Other assets	1,056	(1,272)
Accounts payable, accrued expenses and other liabilities	(10,556)	12,994

Net cash (used in) provided by operating activities	(102,390)	52,240

Investing activities:
Investment in and advances to real estate joint ventures	(402)	—
Distributions of capital from real estate joint ventures	138	223
Investment in unconsolidated trust	—	(696)
Distributions from consolidated trusts	33	—
Additions to property and equipment	(2,640)	(4,052)

Net cash used in investing activities	(2,871)	(4,525)

Financing activities:
Proceeds from notes and mortgage notes payable	136,660	74,984
Proceeds from notes and mortgage notes payable to affiliates	—	5,148
Proceeds from junior subordinated debentures	—	23,196
Repayment of notes and mortgage notes payable	(68,568)	(112,295)
Repayment of notes and mortgage notes payable to affiliates	(223)	(28,164)
Payments for debt offering costs	—	(926)
Cash dividends paid	(398)	(396)

Net cash provided by (used in) financing activities	67,471	(38,453)

(Decrease) increase in cash and cash equivalents	(37,790)	9,262
Cash and cash equivalents at the beginning of period	113,562	125,522

Cash and cash equivalents at end of period	$75,772	134,784

See accompanying notes to unaudited consolidated financial statements.

Levitt Corporation
Consolidated Statements of Cash Flows — Unaudited
(In thousands)

	For the Three Months
	Ended March 31,
	2006	2005
Supplemental cash flow information

Interest paid on borrowings, net of amounts capitalized	$(500)	(247)
Income taxes paid	12,200	4,200

Supplemental disclosure of non-cash operating, investing and financing activities:
Change in shareholders’ equity resulting from pro-rata share of unrealized gain recognized by Bluegreen on sale of retained interests, net of tax	$164	87

Change in shareholders’ equity resulting from the issuance of Bluegreen common stock, net of tax	$(60)	(56)

Decrease in inventory from reclassification as property and equipment	$(6,554)	—

Increase in property and equipment reclassified from inventory	$6,554	—
See accompanying notes to unaudited consolidated financial statements.

Levitt Corporation
Notes to Unaudited Consolidated Financial Statements
1. Presentation of Interim Financial Statements
     Levitt Corporation (including its subsidiaries, the “Company”) engages in real estate activities through its Homebuilding and Land Divisions, and Other Operations. The Homebuilding Division operates through Levitt and Sons, LLC (“Levitt and Sons”), which primarily develops single family and townhome communities. The Land Division consists of the operations of Core Communities, LLC (“Core Communities”), a land and master-planned community developer. Other Operations includes Levitt Commercial, LLC (“Levitt Commercial”), a developer of industrial properties; investments in real estate and real estate joint ventures; and an equity investment in Bluegreen Corporation (“Bluegreen”), a New York Stock Exchange-listed company engaged in the acquisition, development, marketing and sale of vacation ownership interests in primarily “drive-to” resorts, as well as residential homesites located around golf courses and other amenities.
     The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-segment transactions have been eliminated in consolidation. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These financial statements should be read in conjunction with the Company’s consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2005.
2. Stock Based Compensation
     On May 11, 2004, the Company’s Shareholders approved the 2003 Levitt Corporation Stock Incentive Plan (“Plan”). Under the Plan, the maximum number of shares with respect to which stock option and restricted stock awards may be granted is 1,500,000. The maximum term of options granted under the plan is 10 years. The vesting period is established by the compensation committee in connection with each grant and is generally five years utilizing cliff vesting. Option awards issued to date become exercisable based solely on fulfilling a service condition.
     In the first quarter of 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“FAS 123R”). This Statement requires companies to expense the estimated fair value of stock options and similar equity instruments issued to employees over the vesting period in their statement of income. FAS 123R eliminates the alternative to use the intrinsic method of accounting provided for in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), which generally resulted in no compensation expense recorded in the financial statements related to the grant of stock options to employees if certain conditions were met.

     The Company adopted FAS 123R using the modified prospective method effective January 1, 2006, which requires the Company to record compensation expense over the vesting period for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Accordingly, amounts for periods prior to January 1, 2006 presented herein have not been restated to reflect the adoption of FAS 123R. The proforma effect for the 2005 prior period is as follows and has been disclosed to be consistent with prior accounting rules (in thousands, except per share data):

March 31, 2005
Pro forma net income
Net income, as reported	$29,818
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related income tax effect	(223)

Pro forma net income	$29,595

Basic earnings per share:
As reported	$1.50
Pro forma	$1.49

Diluted earnings per share:
As reported	$1.49
Pro forma	$1.49
     The fair values of options granted are estimated on the date of their grant using the Black-Scholes option pricing model based on the assumptions included in the table below. The fair value of the Company’s stock option awards, which are primarily subject to cliff vesting, is expensed over the vesting life of the stock options under the straight-line method. Expected volatility is based on the historical volatility of the Company’s stock. Due to the short period of time the Company has been publicly traded, the historical volatilities of similar publicly traded entities are reviewed to validate the Company’s expected volatility assumption. The risk-free interest rate for periods within the contractual life of the stock option award is based on the yield of US Treasury bonds on the date the stock option award is granted with a maturity equal to the expected term of the stock option award granted. The expected life of stock option awards granted is based upon the “simplified” method for “plain vanilla” options contained in SEC Staff Accounting Bulletin No. 107. Due to the short history of stock option activity, forfeiture rates are estimated based on historical employee turnover rates. During the three months ended March 31, 2006 and 2005, no stock option awards were granted by the Company. The fair value of each option granted was estimated using the following assumptions for all grants since January 1, 2004.

Expected volatility	37.99% - 50.35%
Weighted-average volatility	44.64%
Expected dividend yield	0.00% - 0.33%
Weighted-average dividend yield	0.13%
Risk-free interest rate	4.02% - 4.40%
Weighted-average risk-free rate	4.30%
Expected life	7.5 years
Forfeiture rate — executives	5.0%
Forfeiture rate — non-executives	10.0%

     Non-cash stock compensation expense for the three months ended March 31, 2006 related to unvested stock options amounted to $651,000 with an income tax benefit of $175,000. The impact of adopting SFAS No. 123R on basic and diluted loss per share for the three months ended March 31, 2006 was $0.02 per share. At March 31, 2006, there was $9.1 million of unrecognized stock compensation expense related to outstanding stock option awards which is expected to be recognized over a weighted-average period of 3.7 years.
     Stock option activity under the Plan for the three months ended March 31, 2006 is as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number	Exercise	Contractual	Value
	of Options	Price	Term	(thousands)
Options outstanding at December 31, 2005	1,305,176	$25.59		$1,189
Granted	—	—		—
Exercised	—	—		—
Forfeited	39,500	$25.31		6

Options outstanding at March 31, 2006	1,265,676	$25.60	8.48 years	$1,183

Vested & expected to vest in the future at March 31, 2006	943,759	$25.60	8.48 years	$882

Options exercisable at March 31, 2006	55,176	$22.33	8.04 years	$85

Stock available for equity compensation grants at March 31, 2006	227,437
     A summary of the Company’s non-vested shares activity for the three months ended March 31, 2006 is as follows:

		Weighted	Weighted
		Average	Average	Aggregate
		Grant Date	Remaining	Intrinsic Value
	Shares	Fair Value	Contractual Term	(in thousands)
Non-vested at December 31, 2005	1,250,000	$13.44		$1,104
Grants	—	—		—
Vested	—	—		—
Forfeited	39,500	$12.23		6

Non-vested at March 31, 2006	1,210,500	$13.48	$8.50	$1,098

     The Company also grants restricted stock, which is valued based on the market price of the common stock on the date of grant. Compensation expense arising from restricted stock grants is recognized using the straight-line method over the vesting period. Unearned compensation for restricted stock is a reduction of shareholders’ equity in the consolidated statements of financial condition. During the year ended December 31, 2005, the Company granted 6,887 restricted shares of Class A common stock to non-employee directors under the Levitt Corporation 2004 Stock Incentive Plan. The restricted stock vests monthly over a 12 month period and 1,722 shares of restricted stock under these grants remained unvested at March 31, 2006. Non-cash stock compensation expense for three months ended March 31, 2006 and 2005 related to restricted stock awards amounted to $55,000 and $0, respectively.
     Total non- cash stock compensation expense for the three months ended March 31, 2006 amounted to $706,000 with no expense recognized in 2005, and is included in selling, general and administrative expenses in the consolidated statements of operations.
3. Inventory of Real Estate
     Inventory of real estate is summarized as follows (in thousands):

	March 31,	December 31,
	2006	2005
Land and land development costs	$526,798	457,826
Construction costs	123,584	112,566
Capitalized interest	26,543	21,108
Other costs	21,886	19,760

	$698,811	611,260

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

	Three Months Ended
	March 31,
	2006	2005
Interest incurred to non-affiliates	$8,029	2,881
Interest incurred to affiliates	—	613
Interest capitalized	(8,029)	(3,494)

Interest expense, net	$—	—

Interest expensed in cost of sales	$2,594	2,624

5. Investment in Bluegreen Corporation
     At March 31, 2006, the Company owned approximately 9.5 million shares of the common stock of Bluegreen Corporation representing approximately 31% of Bluegreen’s outstanding common stock. The Company accounts for its investment in Bluegreen under the equity method of accounting. The cost of the Bluegreen investment is adjusted to recognize the Company’s interest in Bluegreen’s earnings or losses. The difference between a) our ownership percentage in Bluegreen multiplied by its earnings and b) the amount of our equity in earnings of Bluegreen as reflected in our financial statements relates to the amortization or accretion of purchase accounting adjustments made at the time of our acquisition of Bluegreen’s stock.
     Bluegreen’s unaudited condensed consolidated balance sheets and unaudited condensed consolidated statements of income are as follows (in thousands):
Unaudited Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2006	2005
Total assets	$733,391	694,243

Total liabilities	$409,509	371,069
Minority interest	9,366	9,508
Total shareholders’ equity	314,516	313,666

Total liabilities and shareholders’ equity	$733,391	694,243

Unaudited Condensed Consolidated Statements of Income

	Three Months Ended
		March 31,
	March 31,	2005
	2006	(Restated)
Revenues and other income	$148,379	134,651
Cost and other expenses	140,802	123,472

Income before minority interest and provision for income taxes	7,577	11,179
Minority interest	1,022	773

Income before provision for income taxes	6,555	10,406
Provision for income taxes	2,524	4,006

Income before cumulative effect of change in accounting principle	4,031	6,400
Cumulative effect of change in accounting principle, net of tax	(4,494)	—

Net (loss) income	$(463)	6,400

     Effective January 1, 2006, Bluegreen adopted Statement of Position 04-02 Accounting for Real Estate Time-Sharing Transactions (“SOP 04-02”), which resulted in a one-time, non-cash, cumulative effect of change in accounting principle charge of $4.5 million to Bluegreen for the three months ended March 31, 2006, and accordingly reduced the earnings in Bluegreen recorded by the Company by approximately $1.4 million, or $0.04 earnings per share for the same period.
6. Debt
     On January 5, 2006, Levitt and Sons entered into a revolving credit facility with a third party for borrowings of up to $100.0 million, subject to borrowing base limitations based on the value and type of collateral provided. Levitt and Sons may borrow under the facility for the acquisition or refinancing of real property, development on the property and the construction of residential dwellings thereon. The facility also permits the issuance of letters of credit in an amount up to $20.0 million. Advances under the facility bear interest, at Levitt and Sons’ option, at either (i) prime rate less 50 basis points or (ii) 30 day LIBOR rate plus a spread of between 200 and 240 basis points depending on certain financial ratios. The March 31, 2006 interest rate was 6.66%. Accrued interest is due and payable monthly and all outstanding principal is due and payable on January 5, 2009; provided, however, if certain conditions are satisfied, the lender may, in its sole discretion, extend the initial term for an additional year. At March 31, 2006, $51.0 million was outstanding under the facility.
     On April 24, 2006, Levitt and Sons entered into an amendment to one of its existing credit facilities with a third party lender. The amendment increased the amount available for borrowing under this existing facility from $75.0 million to $125.0 million and amended certain of the initial credit agreement’s definitions. All other material terms of this existing facility remained unchanged.
7. Commitments and Contingencies
     At March 31, 2006, the Company had approximately $163.1 million of commitments to purchase properties for development. Approximately $87.1 million of these commitments are subject to due diligence and satisfaction of certain requirements and conditions. The following table summarizes certain information relating to outstanding purchase and option contracts, including those contracts subject to the completion of due diligence.

	Purchase		Expected
	Price	Units	Closing
Homebuilding Division	$159.6 million	4,192 units	2006-2007
Other Operations	3.5 million	90 units	2006
     At March 31, 2006, cash deposits of approximately $3.0 million secured the Company’s commitments under these contracts.
     At March 31, 2006, the Company had outstanding surety bonds and letters of credit of approximately $122.8 million related primarily to obligations to various governmental entities to construct improvements in various communities. The Company estimates that approximately $92.9 million of work remains to complete these improvements and does not believe that any outstanding bonds or letters of credit will likely be drawn.
     The Company owns a 20% partnership interest in Altman Longleaf, LLC (“Altman Longleaf”), which owns a 20% interest in a joint venture known as The Preserve at Longleaf Apartments, LLLP. The Company entered into an indemnity agreement in April 2004 with a joint venture partner at Altman Longleaf, relating to, among other obligations, that partner’s guarantee of the joint venture’s indebtedness. The Company’s liability under the indemnity agreement is limited to the amount of any distributions from the joint venture which exceeds our original capital and other contributions. The potential obligation to the Company of indemnity as of March 31, 2006 is approximately $664,000. Based on the joint venture assets that secure the indebtedness, management does not believe it is likely that any payment will be required under the indemnity agreement.
8. Earnings per Share
     Basic (loss) earnings per common share is computed by dividing (loss) earnings attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share is computed in the same manner as basic earnings per share, but it also gives consideration to (a) the dilutive effect of the Company’s stock options and restricted stock using the treasury stock method and the (b) pro rata impact of Bluegreen’s dilutive securities (stock options and convertible securities) on the amount of Bluegreen’s earnings that the Company recognizes. For the quarter ended March 31, 2006, the common stock equivalents were not considered because their effect would have been antidilutive.
     The following table presents the computation of basic and diluted earnings per common share (in thousands, except for per share data):

	Three Months Ended
	March 31,
	2006	2005
Numerator:
Basic (loss) earnings per common share:
Net (loss) income — basic	$(660)	29,818

Diluted earnings per common share:
Net (loss) income — basic	$(660)	29,818
Pro rata share of the net effect of Bluegreen dilutive securities	—	(39)

Net (loss) income — diluted	$(660)	29,779

Denominator:
Basic average shares outstanding	19,821	19,816
Common stock equivalents	—	149

Diluted average shares outstanding	19,821	19,965

(Loss) earnings per common share:
Basic	$(0.03)	1.50
Diluted	$(0.03)	1.49
9. Dividends
     On January 24, 2006, the Company’s Board of Directors declared a cash dividend of $0.02 per share on its Class A common stock and Class B common stock. The dividend was paid on February 15, 2006 to all shareholders of record on February 8, 2006.
     On April 26, 2006, the Company’s Board of Directors declared a cash dividend of $0.02 per share on its Class A common stock and Class B common stock. The dividend is payable on May 15, 2006 to all shareholders of record on May 8, 2006.

10. Other Expenses and Interest and Other Income
     Other expenses and interest and other income are summarized as follows (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Other expenses
Title and mortgage operations expenses	$626	639
Penalty on debt prepayment	—	677

Total other expenses	$626	1,316

Interest and other income
Interest income	$785	518
Other income	1,047	804

Total interest and other income	$1,832	1,322

11. Segment Reporting
     Operating segments are components of an enterprise about which separate financial information is available that is regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has three reportable business segments: Homebuilding, Land and Other Operations. The Company evaluates segment performance primarily based on net income. The information provided for segment reporting is based on management’s internal reports. The accounting policies of the segments are generally the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Eliminations consist primarily of the elimination of sales and profits on real estate transactions between the Land and Homebuilding Divisions, which were recorded based upon terms that management believes would be attained in an arm’s-length transaction. The presentation and allocation of assets, liabilities and results of operations may not reflect the actual economic costs of the segments as stand-alone businesses. If a different basis of allocation were utilized, the relative contributions of the segments might differ, but management believes that the relative trends in segments would likely not be impacted.
     The Company’s Homebuilding segment consists of the operations of Levitt and Sons while the Land segment consists of the operations of Core Communities. The Other Operations segment consists of the activities of Levitt Commercial, the Company’s parent company operations, earnings from investments in Bluegreen and other real estate investments and joint ventures.

     The following tables present unaudited segment information as of and for the three months ended March 31, 2006 and 2005 (in thousands).

Three Months Ended			Other
March 31, 2006	Homebuilding	Land	Operations	Eliminations	Total
Revenues
Sales of real estate	$118,275	7,272	—	(4)	125,543
Title and mortgage operations	1,008	—	—	—	1,008

Total revenues	119,283	7,272	—	(4)	126,551

Costs and expenses
Cost of sales of real estate	96,497	5,019	642	(103)	102,055
Selling, general and administrative expenses	17,572	2,786	6,397	—	26,755
Other expenses	626	—	—	—	626

Total costs and expenses	114,695	7,805	7,039	(103)	129,436

Loss from Bluegreen Corporation	—	—	(49)	—	(49)
Interest and other income	177	988	682	(15)	1,832

Income (loss) before income taxes	4,765	455	(6,406)	84	(1,102)
Provision (benefit)for income taxes	1,754	137	(2,364)	31	(442)

Net income (loss)	$3,011	318	(4,042)	53	(660)

Inventory of real estate	$553,905	147,910	14,492	(17,496)	698,811

Total assets	$583,589	213,109	173,396	(17,527)	952,567

Total debt	$338,347	64,350	73,142	—	475,839

Three Months Ended			Other
March 31, 2005	Homebuilding	Land	Operations	Eliminations	Total
Revenues
Sales of real estate	$117,987	66,551	14,709	(381)	198,866
Title and mortgage operations	948	—	—	—	948

Total revenues	118,935	66,551	14,709	(381)	199,814

Costs and expenses
Cost of sales of real estate	93,579	27,090	11,326	(1,406)	130,589
Selling, general and administrative expenses	14,608	4,446	4,092	—	23,146
Other expenses	639	677	—	—	1,316

Total costs and expenses	108,826	32,213	15,418	(1,406)	155,051

Earnings from Bluegreen Corporation	—	—	2,138	—	2,138
Loss from joint ventures	104	—	(14)	—	90
Interest and other income	214	421	687	—	1,322

Income before income taxes	10,427	34,759	2,102	1,025	48,313
Provision for income taxes	3,901	13,436	763	395	18,495

Net income	$6,526	21,323	1,339	630	29,818

Inventory of real estate	$307,988	106,645	4,776	(17,591)	401,818

Total assets	$353,412	197,144	150,578	(17,591)	683,543

Total debt	$151,430	23,464	56,201	—	231,095

12. Parent Company Financial Statements
     The Company’s subordinated investment notes (the “Investment Notes”) and Junior Subordinated Debentures are direct unsecured obligations of Levitt Corporation and are not guaranteed by the Company’s subsidiaries and are not secured by any assets of the Company or its subsidiaries. The Company relies on dividends from its subsidiaries to fund its operations, including debt service obligations relating to the Investment Notes and Junior Subordinated Debentures. The Company would be restricted from paying dividends to its common shareholders in the event of a default on either the Investment Notes or Junior Subordinated Debentures, and restrictions on the Company’s subsidiaries’ ability to remit dividends to Levitt Corporation could result in such a default.
     Some of the Company’s subsidiaries have borrowings which contain covenants that, among other things, require the subsidiary to maintain certain financial ratios and a minimum net worth. These covenants may have the effect of limiting the amount of debt that the subsidiaries can incur in the future and restricting the payment of dividends from subsidiaries to the Company. At March 31, 2006 and 2005, the Company was in compliance with all loan agreement financial covenants.
     The accounting policies for the parent company are generally the same as those policies described in the summary of significant accounting policies outlined in the Annual Report on Form 10-K. The parent company’s interest in its consolidated subsidiaries is reported under equity method accounting for purposes of this presentation.
     The parent company unaudited condensed statements of financial condition at March 31, 2006 and December 31, 2005, and unaudited condensed statements of income for the three months ended March 31, 2006 and 2005 are shown below (in thousands):
Condensed Statements of Financial Condition

	March 31,	December 31,
	2006	2005
Total assets	$429,138	435,793

Total liabilities	$79,599	86,007
Total shareholders’ equity	349,539	349,786

Total liabilities and shareholders’ equity	$429,138	435,793

Condensed Statements of Income

	Three Months
	Ended March 31,
	2006	2005
(Loss) earnings from Bluegreen Corporation	$(49)	2,138
Loss from real estate joint ventures	—	(14)
Other revenues	331	177
Costs and expenses	6,249	3,389

Loss before income taxes	(5,967)	(1,088)
Benefit for income taxes	(2,177)	(469)

Net loss before undistributed earnings from consolidated subsidiaries	(3,790)	(619)
Earnings from consolidated subsidiaries, net of income taxes	3,130	30,437

Net (loss) income	$(660)	29,818

     Cash dividends received from subsidiaries for the three months ended March 31, 2006 and 2005 were $5.0 million and $4.7 million, respectively.
13. Certain Relationships and Related Party Transactions
     The Company and BankAtlantic Bancorp, Inc. (“Bancorp”) are under common control. The controlling shareholder of the Company and Bancorp is BFC Financial Corporation (“BFC”). Bancorp is the parent company of BankAtlantic. The majority of BFC’s capital stock is owned or controlled by the Company’s Chairman of the Board and Chief Executive Officer, Alan B. Levan, and by the Company’s Vice Chairman, John E. Abdo both of whom are also executive officers and directors of BFC, of Bancorp and of BankAtlantic. Mr. Levan and Mr. Abdo are the Chairman of the Board and Vice Chairman, respectively, of Bluegreen Corporation.
     The Company occupies office space at BankAtlantic’s corporate headquarters. Bancorp provides this office space on a month-to-month basis and receives reimbursements for overhead based on market rates. The Company paid approximately $160,000 to Bancorp in rent and amounts owed for services performed in the period ending March 31, 2006.
     Effective January 1, 2006, human resource, risk management, investor relations, executive office administration and certain other services are provided to the Company by BFC, and the Company paid approximately $200,000 for such services in the period ended March 31, 2006. These amounts may not be representative of the amounts that would be paid in an arms-length transaction.
     Levitt and Sons, LLC utilizes the services of Conrad & Scherer, P.A., a law firm in which William R. Scherer, a member of the Company’s Board of Directors, is a member. Levitt and Sons had accrued approximately $470,000 at December 31, 2005 which was subsequently paid during the period ended March 31, 2006. The Company paid Conrad & Scherer, P.A. $26,000 for services provided in the period ended March 31, 2005.
     At March 31, 2006 and 2005, $17.0 million and $48.0 million, respectively, of cash and cash equivalents were held on deposit by BankAtlantic. Interest on deposits held at BankAtlantic for each of the three months ended March 31, 2006 and 2005 was approximately $142,000, and $141,000, respectively.
14. New Accounting Pronouncements
     In December 2004, FASB issued Statement No. 152 (“Accounting for Real Estate Time-Sharing Transactions—an amendment of FASB Statements No. 66 and 67). This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position 04-02 Accounting for Real Estate Time-Sharing Transactions (“SOP 04-02”). This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-02. Effective January 1, 2006, Bluegreen adopted SOP 04-02 which resulted in a one-time, non-cash, cumulative effect of change in accounting principle charge of $4.5 million to Bluegreen for the three months ended March 31, 2006, and accordingly reduced the earnings in Bluegreen recorded by the Company by approximately $1.4 million for the same period.
     In March 2006 the FASB issued SFAS No. 156, (“Accounting for Servicing of Financial Assets — An Amendment of FASB Statement No. 140”.) This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Statement simplifies the accounting for servicing by allowing the entity to choose a fair value of amortized cost measurement method for the subsequent accounting for servicing financial assets. The provisions of SFAS No. 156 are effective as of the beginning of the first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. The Company currently does not own servicing financial assets and Management believes that the adoption of this Statement will not have an impact on the Company’s financial statements.
     In December 2004, the FASB issued Staff Position 109-1 (“FSP 109-1”), “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” The American Jobs Creation Act provides a 3% deduction on “qualified domestic production activities income” and is effective for the Company’s fiscal year ending December 31, 2006, subject to certain limitations. This deduction provides a tax savings against income attributable to domestic production activities, including the construction of real property. When fully phased-in, the deduction will be up to 9% of the lesser of “qualified production activities income” or taxable income. Based on the guidance provided by FSP 109-1, this deduction should be accounted for as a special deduction under SFAS No. 109, Accounting for Income Taxes, and will reduce tax expense in the period or periods that the amounts are deductible on the tax return. No tax benefit is reflected in the Company’s tax provision for the quarter ended March 31, 2006 because the Company had no taxable income. The Company continues to assess the potential impact of this new deduction for the year ending December 31, 2006.
15. Litigation
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
     The objective of the following discussion is to provide an understanding of the financial condition and results of operations of Levitt Corporation and its wholly owned subsidiaries (“Levitt”, or the “Company”) as of and for the three months ended March 31, 2006 and 2005. The Company may also be referred to as “we,” “us,” or “our.” We engage in real estate activities through our homebuilding, land development and other real estate activities through Levitt and Sons, LLC (“Levitt and Sons”), Core Communities, LLC (“Core Communities”) and other operations, which include Levitt Commercial, LLC (“Levitt Commercial”), an investment in Bluegreen Corporation (“Bluegreen”) and investments in real estate projects through subsidiaries and joint ventures. Acquired in December 1999, Levitt and Sons is a developer of single-family home and townhome communities and condominiums. Levitt and Sons includes the operations of Bowden Building Corporation, a developer of single family homes based in Tennessee, which was acquired in April 2004. Core Communities is currently developing Tradition Florida, which is located in Port St. Lucie, Florida, and Tradition South Carolina, which is located in Hardeeville, South Carolina. Tradition Florida is planned to ultimately include more than 8,000 total acres, including approximately five miles of frontage on Interstate 95, and Tradition South Carolina currently encompasses 5,300 acres. Levitt Commercial specializes in the development of industrial properties. Bluegreen, is a New York Stock Exchange-listed company in which we own approximately 31% of the outstanding common stock,is engaged in the acquisition, development, marketing and sale of ownership interests in primarily “drive-to” vacation resorts, and the development and sale of golf communities and residential land.
     Some of the statements contained or incorporated by reference herein include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act” ), that involve substantial risks and uncertainties. Some of the forward-looking statements can be identified by the use of words such as “anticipate,” “believe,” “estimate,” “may,” “intend,” “expect,” “will,” “should,” “seeks” or other similar expressions. Forward-looking statements are based largely on management’s expectations and involve inherent risks and uncertainties. In addition to the risks identified in the Form 10-K dated December 31, 2005, you should refer to the other risks and uncertainties discussed throughout this document, including the section titled “Risk Factors,” for specific risks which could cause actual results to be significantly different from those expressed or implied by those forward-looking statements. When considering those forward-looking statements, you should keep in mind the risks, uncertainties and other cautionary statements in this document. Some factors which may affect the accuracy of the forward-looking statements apply generally to the real estate industry, while other factors apply directly to us. Any number of important factors could cause actual results to differ materially from those in the forward-looking statements include: the impact of economic, competitive and other factors affecting the Company and its operations, the impact of hurricanes and tropical storms in the areas in which we operate; the market for real estate generally and in the areas where the Company has developments, including the impact of market conditions on the Company’s margins; delays in opening planned new communities; the availability and price of land suitable for development in our current market and in markets where we intend to expand; our ability to successfully expand into new markets and the demand in those markets meeting the Company’s expectations; shortages and increased costs of construction materials and labor; the effects of increases in interest rates; the Company’s ability to realize the expected benefits of its expanded platform, technology investments, growth initiatives and strategic objectives; the Company’s ability to timely deliver homes from backlog, shorten delivery cycles and improve construction efficiency; and the Company’s success at managing the risks involved in the foregoing. Many of these factors are beyond our control. The Company cautions that the foregoing factors are not exclusive.
Executive Overview
     We evaluate our performance and prospects using a variety of financial and non-financial measures. The key financial measures utilized to evaluate historical operating performance include revenues from sales of real estate, margin (which we measure as revenues from sales of real estate minus cost of sales of real estate), margin percentage (which we measure as margin divided by revenues from sales of real estate), income before taxes, net income and return on equity. Non-financial measures used to evaluate historical performance include the number and value of new orders executed, the number of housing starts and the number of homes delivered. In evaluating our future prospects, management considers non-financial information such as the number of homes and acres in backlog (which we measure as homes or land subject to an executed sales contract) and the aggregate value of those contracts. Additionally, we monitor the number of properties remaining in inventory and under contract to be purchased relative to our sales and construction trends. Our ratio of debt to shareholders’ equity and cash requirements are also considered when evaluating our future prospects, as are general economic factors and interest rate trends. Each of the above measures is discussed in the following sections as it relates to our operating results, financial position and liquidity. The list of measures above is not an exhaustive list, and management may from time to time utilize additional financial and non-financial information or may not use the measures listed above.
Overview
     We expect 2006 to be a transitional year as we continue to expand operations and focus on selling homes in new communities. The competitive environment for homebuilding varies by region and local market, and demand has moderated as traffic and conversion rates have slowed and homebuyers are more cautious in their decision making. We continue to increase our expenditures for advertising and other promotional incentives, expand third-party broker programs and retrain our sales force with a view toward increasing traffic and improving conversion rates. Significant infrastructure investments continue to be necessary to fund projects launched in 2005 and the first quarter of 2006. We continue to focus on quality control and customer satisfaction through the use of initiatives aimed at improving our customer experience, referral rate and competitive position. While historically we have been able to raise the prices of our new homes due to strong consumer demand, we have seen a leveling of prices and do not expect to have the pricing power enjoyed in 2005.
     The Land Division revenues have historically been generated primarily from two master-planned communities located in St. Lucie County, Florida — St. Lucie West and Tradition, Florida. Development activity in St. Lucie West is substantially complete, with 4 acres of inventory remaining at March 31, 2006, which are subject to firm sales contracts. The master-planned community, Tradition, Florida encompasses more than 8,200 total acres, including approximately 5,858 net saleable acres. Approximately 1,604 acres had been sold and 191 were subject to firm sales contracts with various homebuilders as of March 31, 2006. Our newest master-planned community, Tradition, South Carolina, which was acquired in 2005, and began development in the first quarter of 2006, encompasses more than 5,300 total acres, including approximately 3,000 net saleable acres and is currently entitled for 9,500 residential units and 1.5 million feet of commercial space, in addition to recreational areas, educational facilities and emergency services.

Future prospects based on continued expansion
     We continue to selectively increase our lot inventory in Florida, Georgia, Tennessee and South Carolina as we diversify and expand our operations. In the past two quarters, we recorded first sales in 8 new communities, continuing our expansion throughout Florida and entering new markets in Atlanta, Georgia and Myrtle Beach, South Carolina. We increased the number of communities in which we recorded sales from 34 at March 31, 2005 to 40 at March 31, 2006. We continue to seek out potential land acquisitions and have entered into contracts with options to acquire approximately 4,300 additional lots to support growth beyond 2006. The value of our backlog has grown in comparison to December 31, 2005, reflecting higher average selling prices and increased units. While the average selling prices of our homes have increased over the last several years and allowed us to more than offset rising construction costs, we are expecting limited pricing power for the remainder of 2006 and the foreseeable future, and therefore margins may come under pressure as there does not appear to be any near term moderation of costs.
     Our margins for the period ending March 31, 2006 were lower than in past quarters, reflecting a larger percentage of deliveries from the Tennessee region, where our home sales have generally lower margins. The negative impact on margins caused by higher deliveries in Tennessee should moderate as deliveries increase from our other markets.
     The Land Division remains active in developing and marketing the master-planned communities noted above. In addition to sales to third party homebuilders, the Land Division periodically sells residential land to the Homebuilding Division on a priority basis. The Land Division expects to continue to sell undeveloped commercial property to commercial developers, but will also be more active in internally developing certain projects.
Critical Accounting Policies and Estimates
     Critical accounting policies are those that are important to the understanding of our financial statements and also involve estimates and judgments about inherently uncertain matters. In preparing our financial statements, management makes estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates require the exercise of judgment, as future events cannot be determined with certainty. Accordingly, actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in subsequent periods relate to the valuation of (i) real estate, including the estimation of costs required to complete development of a property, (ii) investments in real estate joint ventures and unconsolidated subsidiaries (including Bluegreen), (iii) the fair market value of assets and liabilities in the application of the purchase method of accounting, and (iv) assumptions used in the valuation of stock based compensation. The accounting policies that we have identified as critical to the portrayal of our financial condition and results of operations are: (a) real estate inventories; (b) investments in unconsolidated subsidiaries;(c) homesite contracts and consolidation of variable interest entities; (d) revenue recognition; (e) capitalized interest; (f) income taxes and (g) accounting for share-based compensation. For a more detailed discussion of these critical accounting policies see “Critical Accounting Policies” appearing in our Annual Report on Form 10-K for the year ended December 31, 2005.
Stock-based Compensation
     The Company adopted SFAS 123R as of January 1, 2006 and elected the modified-prospective method, under which prior periods are not restated. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period.
     The Company currently uses the Black-Scholes option pricing model to determine the fair value of stock options. The determination of the fair value of option awards on the date of grant using the Black Scholes option-pricing model is affected by the stock price and assumptions regarding the expected stock price volatility over the expected term of the awards, expected term of the awards, risk-free interest rate, expected forfeiture rate and expected dividends. If factors change and the Company uses different assumptions for estimating stock-based compensation expense in future periods or if the Company decides to use a different valuation model, the amounts recorded in future periods may differ significantly from the amounts recorded in the current period and could affect net income and earnings per share.
     The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. These characteristics are not present in the Company’s option awards. Existing valuation models, including the Black-Scholes may not provide reliable measures of the fair values of stock options. As a consequence, the Company’s estimates of the fair values of stock option awards on the grant dates may be materially different than the actual values realized on those option awards in the future. Employee stock options may expire worthless while the Company records compensation expense in its financial statements. Also, amounts may be realized from exercises of stock options that are significantly higher than the fair values originally estimated on the grant date and reported in the Company’s financial statements.
CONSOLIDATED RESULTS OF OPERATIONS

	Three Months
	Ended March 31,
	2006	2005	Change
(In thousands)
Revenues
Sales of real estate	$125,543	198,866	(73,323)
Title and mortgage operations	1,008	948	60

Total revenues	126,551	199,814	(73,263)

Costs and expenses
Cost of sales of real estate	102,055	130,589	(28,534)
Selling, general and administrative expenses	26,755	23,146	3,609
Other expenses	626	1,316	(690)

Total costs and expenses	129,436	155,051	(25,615)

(Loss) earnings from Bluegreen Corporation	(49)	2,138	(2,187)
Earnings from joint ventures	—	90	(90)
Interest and other income	1,832	1,322	510

(Loss) income before income taxes	(1,102)	48,313	(49,415)
(Benefit) provision from income taxes	(442)	18,495	(18,937)

Net (loss) income	$(660)	29,818	(30,478)

For the Three Months Ended March 31, 2006 Compared to the Same 2005 Period:
     Consolidated net (loss) income decreased $30.5 million, or 102.2%, for the three months ended March 31, 2006 as compared to the same period in 2005. The decrease in net (loss) income is the result of decreases in sales of real estate by our Land Division and Other Operations coupled with higher selling general and administrative expenses associated with Other Operations and the Homebuilding Division. Additionally, Bluegreen Corporation experienced a loss in comparison to significant earnings in the 2005 quarter.
     Our revenues from sales of real estate decreased 36.9% to $125.5 million for the quarter ended March 31, 2006 from $198.9 million for the same 2005 period. This decrease was primarily attributable to the decrease in the Land Division and Other Operations sales of real estate. In the three months ended March 31, 2005, the Land Division recorded a bulk land sale of 1,294 acres for $64.7 million while during the same period in 2006, the Land Division sales of real estate totaled $7.3 million. Revenues for 2005 also reflect sales of flex warehouse properties as Levitt Commercial delivered 44 flex warehouse units at two of its development projects, generating revenues of $14.7 million. Levitt Commercial did not deliver any units during the three months ended March 31, 2006.
     Cost of sales decreased 21.9% to $102.1 million during the three months ended March 31, 2006, as compared to the same 2005 period. The decrease in cost of sales was due to fewer land sales recorded by the Land Division and Other Operations. Cost of sales as a percentage of related revenue was approximately 81% for the three months ended March 31, 2006, as compared to approximately 66% for the same period in 2005, due mainly to the difference in margins realized by the Land Division. In the three months ended March 31, 2006, the Land Division delivered 56 acres consisting of finished lots at a margin of 31%, while delivering 1,304 acres at a margin of 59% during the same period in 2005.
     Selling, general and administrative expenses increased $3.6 million to $26.8 million during the three months ended March 31, 2006 compared to $23.1 million during the same 2005 period primarily as a result of higher employee compensation and benefits, marketing costs and professional services expenditures. Employee compensation costs include approximately $651,000 associated with stock based compensation for which no expense was recorded in the same 2005 period. The number of our full time employees increased to 679 at March 31, 2006, from 551 at March 31, 2005. General and administrative costs increased as a result of the continued expansion of homebuilding activities throughout Florida, Georgia and South Carolina. As a percentage of total revenues, selling, general and administrative expenses increased to 21% during the three months ended March 31, 2006, from 12% during the same 2005 period due to the increases in overhead spending coupled with the decline in total revenues.
     Interest incurred and capitalized totaled $8.0 million for the 2006 period and $3.5 million for the 2005 period. Interest incurred was higher due to higher outstanding balances of notes and mortgage notes payable, as well as an increase in the average interest rate on our variable-rate debt. At the time of home closings and land sales, the capitalized interest allocated to such inventory is charged to cost of sales. Cost of sales of real estate for the three months ended March 31, 2006 and 2005 included previously capitalized interest of approximately $2.6 million for each period.
     The decrease in other expenses was primarily attributable to a $677,000 penalty on debt prepayment incurred during the first quarter of 2005 at our Land Division. The penalty arose from the repayment of indebtedness under a line of credit using the proceeds of the bulk land sale described above. Other expenses for the three months ended March 31, 2006 consisted solely of mortgage operations expense.
     Bluegreen reported a net loss for the three months ended March 31, 2006 of $463,000, as compared to net income of $6.5 million for the same period in 2005. In the first quarter of 2006, Bluegreen adopted Statement of Position 04-02, Accounting for Real Estate Time-Sharing Transactions (“SOP 04-02”), and recorded a one-time, non-cash, cumulative effect of change in accounting principle charge of $4.5 million, which accounted for a significant portion of the decline in earnings. Our interest in Bluegreen’s loss, net of purchase accounting adjustments, was $49,000 for the 2006 period compared to our interest in Bluegreen’s earnings of $2.1 million for the 2005 period. Purchase accounting adjustments reduced the amount of Bluegreen’s loss recognized by the Company by $95,000 for the first quarter of 2006, whereas purchase accounting and other adjustments increased our interest in Bluegreen’s earnings by $110,000 for the first quarter of 2005. For the three months ended March 31, 2006 and 2005, the 9.5 million shares of Bluegreen that we own represented approximately 31% of the outstanding shares of Bluegreen.
     Interest and other income increased from $1.3 million during the three months ending March 31, 2005 to $1.8 million during the same period in 2006. This change was primarily related to an increase in rental and irrigation income, and higher interest income generated by our various interest bearing deposits.
HOMEBUILDING DIVISION RESULTS OF OPERATIONS

	Three Months
	Ended March 31,
	2006	2005	Change
(Dollars in thousands)
Revenues
Sales of real estate	$118,275	117,987	288
Title and mortgage operations	1,008	948	60

Total revenues	119,283	118,935	348

Costs and expenses
Cost of sales of real estate	96,497	93,579	2,918
Selling, general and administrative expenses	17,572	14,608	2,964
Other expenses	626	639	(13)

Total costs and expenses	114,695	108,826	5,869

Earnings from joint ventures	—	104	(104)
Interest and other income	177	214	(37)

Income before income taxes	4,765	10,427	(5,662)
Provision for income taxes	1,754	3,901	(2,147)

Net income	$3,011	6,526	(3,515)

Homes delivered (units)	439	501	(62)
Construction starts (units)	390	347	43
Average selling price of homes delivered	$269	236	33
Margin percentage on homes delivered	18.4%	20.7%	(2.3%)
New orders (units)	506	605	(99)
New orders (value)	$169,387	165,346	4,041
Backlog of homes (units)	1,859	1,918	(59)
Backlog of homes (value)	$608,437	496,006	112,431
For the Three Months Ended March 31, 2006 Compared to the Same 2005 Period:
     The value of new orders increased to $169.4 million for the three months ended March 31, 2006, from $165.3 million for the same period in 2005. The average sales price of new home orders increased 23% to $335,000 for the three months ended March 31, 2006, from $273,000 during the same 2005 period. Higher selling prices are primarily a reflection of a higher percentage of sales in new locations, a reduction of the percentage of sales in our Tennessee operations which historically has yielded lower average sales prices, as well as the price increases that occurred throughout 2005 that have been maintained in 2006. During the three months ended March 31, 2006, new unit orders decreased to 506 units, from 605 units during the same 2005 period. The decrease in new unit orders was the result of softening in certain markets as traffic trended slightly downward and conversion rates slowed. Construction starts increased as we opened new communities and implemented our inventory management and production strategies for orders in 2005 that were placed in 2005 and the current quarter. We believe that our inventory of homes available for sale, new orders and construction starts will continue to improve as we open additional communities. The average sales price of the homes in backlog at March 31, 2006 increased 26% to $327,000, from $259,000 at March 31, 2005.
     Revenues from home sales were essentially flat at $118.3 million during the three months ended March 31, 2006, compared to the same 2005 period. During the three months ended March 31, 2006, 439 homes were delivered as compared to 501 homes delivered during the three months ended March 31, 2005. The increase in the average price of our homes delivered was due to the price increases initiated throughout 2005 in the face of strong demand, particularly in Florida.
     Cost of sales increased 3.1% to $96.5 million during the three months ended March 31, 2006, as compared to the same 2005 period. The increase in cost of sales was primarily due to higher construction costs. The costs of labor and building materials continue to rise. While we may be able to increase our selling prices in future sales to absorb these increased costs, the sales prices of homes in our backlog cannot be increased and the margins on the delivery of homes in backlog may be adversely affected by this trend.
     Margin percentage (which we define as sales of real estate minus cost of sales of real estate, divided by sales of real estate) declined from 20.7% in the first quarter of 2005 compared to 18.4% during the first quarter of 2006. The decline was primarily attributable to the geographic mix of deliveries by the homebuilding division. In the quarter ended March 31, 2006, Tennessee comprised approximately 30% of the deliveries while in the same period in 2005 this region only accounted for 23% of the deliveries. Margins in the Tennessee region have historically been lower than in the Florida markets served by the homebuilding division.
     Selling, general and administrative expenses increased 20.3% to $17.6 million during the three months ended March 31, 2006, as compared to the same 2005 period. The growth in these expenses primarily resulted from higher compensation expense associated with increased headcount, higher outside sales commissions, increased advertising, and costs of expansion throughout Florida, Tennessee and into Georgia for new communities not expected to generate revenues until 2007. As a percentage of total revenues, selling, general and administrative expense was approximately 14.7% for the three months ended March 31, 2006 compared to 12.3% for the same 2005 period. As we continue our expansion into the North Florida, Georgia, Nashville, and South Carolina markets, we expect to continue to incur administrative start-up costs as well as certain sales related costs in advance of revenue recognition, which will continue to affect our operating results. Additionally, we continue to make investments in technology and human resources, as we consolidate our homebuilding operations as part of our efforts to realize further operational synergies and strengthen our infrastructure for future growth.
     Interest incurred and capitalized totaled $5.3 million and $2.1 million for the three months ended March 31, 2006 and 2005, respectively. Interest incurred increased as a result of an increase in the average interest rate on our variable-rate borrowings as well as a $244.7 million increase in our borrowings from March 31, 2005. Most of our variable-rate borrowings are indexed to the Prime Rate, which increased to 7.75% at March 31, 2006, from 5.75% at March 31, 2005. At the time of home closings and land sales, the capitalized interest allocated to such inventory is charged to cost of sales. Cost of sales of real estate for the three months ended March 31, 2006 and 2005 included previously capitalized interest of approximately $2.0 million and $1.7 million, respectively.
LAND DIVISION RESULTS OF OPERATIONS

	Three Months
	Ended March 31,
	2006	2005	Change
(Dollars in thousands)
Revenues
Sales of real estate	$7,272	66,551	(59,279)

Total revenues	7,272	66,551	(59,279)

Costs and expenses
Cost of sales of real estate	5,019	27,090	(22,071)
Selling, general and administrative expenses	2,786	4,446	(1,660)
Other expense	—	677	(677)

Total costs and expenses	7,805	32,213	(24,408)

Interest and other income	988	421	567

Income before income taxes	455	34,759	(34,304)
Provision for income taxes	137	13,436	(13,299)

Net income	$318	21,323	(21,005)

Acres sold	56	1,304	(1,248)
Margin percentage	31.0%	59.3%	(28.3%)
Unsold saleable acres (estimate)	7,231	4,657	2,574
Backlog of land (acres)	195	543	(348)
Backlog of land (value)	$33,717	59,624	(25,907)
     Land Division revenues have historically been generated primarily from two master-planned communities located in St. Lucie County, Florida — St. Lucie West and Tradition, Florida. Development activity in St. Lucie West is substantially complete, with 4 acres of inventory remaining at March 31, 2006, which are subject to firm sales contracts. The master-planned community, Tradition, Florida encompasses more than 8,200 total acres, including approximately 5,858 net saleable acres. Approximately 1,604 acres had been sold and 191 were subject to firm sales contracts with various homebuilders as of March 31, 2006.
     Acquired in September 2005, the master-planned community, Tradition, South Carolina, encompasses more than 5,300 total acres, including approximately 3,000 net saleable acres and is currently entitled for 9,500 residential units and 1.5 million feet of commercial space, in addition to recreational areas, educational facilities and emergency services.
     In addition to sales to third party homebuilders, the Land Division periodically sells residential land to the Homebuilding Division on a priority basis. The Land Division expects to continue to sell undeveloped commercial property to commercial developers, but will also be more active in internally developing certain projects.

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
For the Three Months Ended March 31, 2006 Compared to the Same 2005 Period:
     Revenues decreased 89.1% to $7.3 million during the three months ended March 31, 2006, compared to $66.6 million during the same 2005 period. The margin percentage on land decreased from 59% for the three months ended March 31, 2005 to 31% for the same period ended 2006. The decrease in revenue and margin is due to nature of the activity that occurred in 2005. In the three months ended March 31, 2005, the Land Division completed a bulk sale of five non-contiguous parcels of land adjacent to Tradition, Florida consisting of a total of 1,294 acres for an aggregate sales price of $64.7 million, yielding a margin of 59%. In the three months ended March 31, 2006, 56 acres consisting of finished lots were sold in Tradition, Florida at a margin percentage of 31%. The decline in margin percentage is attributable to the delivery of finished lots in 2006, as the company earns a lower incremental gross margin percentage on development costs than it does on raw land.
     Cost of sales decreased $22.0 million to $5.0 million during the three months ended March 31, 2006, as compared to $27.0 million for the same 2005 period. The decrease in cost of sales was due to the decrease in sales recognized. Cost of sales as a percentage of related revenue was approximately 69% for the three months ended March 31, 2006, as compared to approximately 41% for the same period in 2005 due mainly to the difference in margins realized as noted above.
     Selling, general and administrative expenses decreased 37.3% to $2.8 million during the three months ended March 31, 2006 as compared to $4.4 million for the same 2005 period, primarily as a result of lower incentive compensation associated with the decrease in profitability. As a percentage of total revenues, selling, general and administrative expenses increased to 38.3% in the first quarter of 2006 from 7.0% in the first quarter of 2005. The large variance is attributable to the large land sale that occurred in the three months ended March 31, 2005 which created a large increase in revenue without a corresponding increase in selling, general and administrative expenses due to the fixed nature of many of these expenses. Additionally the Land Division had increased costs in 2006 associated with the expansion into South Carolina.
     Interest incurred and capitalized for the three months ended March 31, 2006 and 2005 was $1.3 million and $456,000, respectively. Interest incurred was higher due to higher outstanding balances of notes and mortgage notes payable, as well as to an increase in the average interest rate on our variable-rate debt. Most of our variable-rate debt is indexed to various LIBOR rates, which increased from March 31, 2005 to March 31, 2006. Cost of sales of real estate for the three months ended March 31, 2006 included previously capitalized interest of approximately $23,000, as compared to $65,000 for the three months ended March 31, 2005.
     The decrease in other expenses was attributable to a $677,000 penalty on debt prepayment incurred during the 2005 period arising from the repayment of indebtedness under a line of credit using the proceeds of the bulk land sale described above.
     The increase in interest and other income from $421,000 for the three months ended March 31, 2005 to $988,000 for the same period in 2006 is primarily related to an increase in rental and irrigation income, and higher interest income generated by our various interest bearing deposits.
OTHER OPERATIONS RESULTS OF OPERATIONS

	Three Months
	Ended March 31,
	2006	2005	Change
(In thousands)
Revenues
Sales of real estate	$—	14,709	(14,709)

Total revenues	—	14,709	(14,709)

Costs and expenses
Cost of sales of real estate	642	11,326	(10,684)
Selling, general and administrative expenses	6,397	4,092	2,305

Total costs and expenses	7,039	15,418	(8,379)

(Loss) earnings from Bluegreen Corporation	(49)	2,138	(2,187)
Loss earnings from real estate joint ventures	—	(14)	14
Interest and other income	682	687	5

(Loss) income before income taxes	(6,406)	2,102	(8,508)
(Benefit) provision for income taxes	(2,364)	763	(3,127)

Net (loss) income	$(4,042)	1,339	(5,381)

     Other Operations include all other Company operations, including Levitt Commercial, Parent Company general and administrative expenses, earnings (loss) from our investment in Bluegreen and earnings (loss) from investments in various real estate projects and trusts. We currently own approximately 9.5 million shares of the common stock of Bluegreen, which represented approximately 31% of Bluegreen’s outstanding shares as of March 31, 2006. Under equity method accounting, we recognize our pro-rata share of Bluegreen’s net income or loss (net of purchase accounting adjustments) as pre-tax earnings. Bluegreen has not paid dividends to its shareholders; therefore, our earnings represent only our claim to the future distributions of Bluegreen’s earnings. Accordingly, we record a tax liability on our portion of Bluegreen’s net income. Our earnings in Bluegreen increase or decrease concurrently based on Bluegreen’s results. Furthermore, a significant reduction in Bluegreen’s financial position could result in an impairment charge against our future results of operations.
For the Three Months Ended March 31, 2006 Compared to the Same 2005 Period:
     During the three months ended March 31, 2006, Levitt Commercial did not deliver any flex warehouse units as compared to 44 flex warehouse units delivered generating revenues of $14.7 million during the same period in 2005. Deliveries of individual flex warehouse units by Levitt Commercial generally occur in rapid succession upon the completion of a warehouse building. Accordingly, revenues from Levitt Commercial’s development in any one quarter are not representative of following quarters or the full year. Levitt Commercial has two flex warehouse projects currently in development that are expected to be completed during 2006, at which time we expect to generate additional revenue associated with those projects.
     Cost of sales of real estate in Other Operations includes both the cost of sales on flex warehouse units delivered in the period as well as the expensing of interest previously capitalized in this business segment. Cost of sales decreased to $642,000 during the three months ended March 31, 2006, as compared to $11.3 million during the three months ended March 31, 2005. The decrease is attributable to lower cost of sales related to sales of real estate as there were no Levitt Commercial deliveries in the period ended March 31, 2006.
     Bluegreen reported a net loss for the three months ended March 31, 2006 of $463,000, as compared to net income of $6.5 million for the same period in 2005. In the first quarter of 2006, Bluegreen adopted SOP 04-02 and recorded a one-time, non-cash, cumulative effect of change in accounting principle charge of $4.5 million, which accounted for a significant portion of the decline in earnings. Our interest in Bluegreen’s loss, net of purchase accounting adjustments, was $49,000 for the 2006 period compared to our interest in Bluegreen’s earnings of $2.1 million for the 2005 period. Purchase accounting adjustments reduced the amount of Bluegreen’s loss recognized by the Company by $95,000 for the first quarter of 2006, whereas purchase accounting and other adjustments increased our interest in Bluegreen’s earnings by $110,000 for the first quarter of 2005. For the three months ended March 31, 2006 and 2005, the 9.5 million shares of Bluegreen that we own represented approximately 31% of the outstanding shares of Bluegreen.
     Selling, general and administrative expenses increased to $6.4 million during the three months ended March 31, 2006 as compared to $4.1 million during the three months ended March 31, 2005. This increase was primarily associated with increases in employee compensation and benefits (as well as stock compensation expense of approximately $651,000), as total employees in this segment increased from 25 at March 31, 2005 to 52 at March 31, 2006. The increase in employees’ remains consistent with our growth plan and will be in support of our Land and Homebuilding divisions. Additionally, the Company experienced increases in recruiting and human resources expenses, and computer and web expenses attributable to the increase in headcount and our initiatives to streamline and implement best practices.
     Interest incurred and capitalized in Other Operations was approximately $1.4 million and $891,000 for the three months ended March 31, 2006 and 2005, respectively. The increase in interest incurred was attributable to an increase in mortgage notes payable associated with Levitt Commercial’s development activities, an increase in the our junior subordinated debentures and an increase in the average interest rate on our borrowings. Those amounts include adjustments to reconcile the amount of interest eligible for capitalization on a consolidated basis with the amounts capitalized in the Company’s other business segments.
     Interest and other income decreased to $682,000 during the three months ended March 31, 2006 as compared to $687,000 for the same period of 2005.

FINANCIAL CONDITION
March 31, 2006 compared to December 31, 2005
     Our total assets at March 31, 2006 and December 31, 2005 were $953 million and $896 million, respectively.
     The material changes in the composition of assets primarily resulted from:
•	a net decrease in cash and cash equivalents of $37.8 million, which resulted from cash used in operations and investing activities, partially offset by an increase in cash provided by financing activities;

•	a net increase in inventory of real estate of approximately $87.5 million resulting from land acquisitions by our Homebuilding Division and increases in land development and construction costs; and

•	an increase of $8.0 million in property and equipment associated with increased investment in commercial properties under construction in Tradition, and hardware and software acquired for our technology infrastructure upgrade.
     Total liabilities at March 31, 2006 and December 31, 2005 were $603 million and $546 million, respectively.
     The material changes in the composition of total liabilities primarily resulted from:
•	a net increase in notes and mortgage notes payable of $67.9 million, primarily related to project debt associated with 2006 land acquisitions;

•	an increase of $5.4 million in customer deposits associated with our larger homebuilding backlog;

•	a decrease in the current tax liability of approximately $13.0 million relating primarily to the decrease in our taxable income to a loss position and the timing of estimate tax payments; and

•	a net decrease in other accrued liabilities of approximately $3.0 million.

LIQUIDITY AND CAPITAL RESOURCES
     Management assesses the Company’s liquidity in terms of its ability to generate cash to fund its operating and investment activities. During the three months ended March 31, 2006, our primary sources of funds were the proceeds from the sale of real estate inventory, and borrowings from financial institutions. These funds were utilized primarily to acquire, develop and construct real estate, to service and repay borrowings and to pay operating expenses.
     The Company’s cash declined $37.8 million during the three months ended March 31, 2006 as a result of its continued investment in inventory. The Company also utilized borrowings to finance the purchase of that inventory. Cash used in operations totaled $102.4 million with $94.1 million expended on inventory, including raw land and construction materials. Cash used in investing totaled $2.9 million, of which $2.6 million were additions to property and equipment. These expenditures were offset by an increase in cash generated from various project related debt. Total cash provided by financing was $67.5 million, with borrowings totaling $136.7 million and repayments representing $68.8 million.
     The Company relies on third party financing to fund the acquisition and development of land. During the three months ended March 31, 2006, the Company’s operating subsidiary, Levitt and Sons, secured a borrowing facility with a third party lender to fund near-term growth objectives. If fully utilized, this facility provides for borrowings of up to $100.0 million, including sublimits of up to $20.0 million for letters of credit. As of March 31, 2006, $51.0 million was outstanding under the terms of the facility. This borrowing facility is secured by real property and accrues interest at floating rates.
     In addition to the liquidity provided by our existing credit facilities, we expect to continue to fund our short-term liquidity requirements through cash provided by operations, other financing activities and our cash on hand. We expect to meet our long-term liquidity requirements for items such as acquisitions, debt service and repayment obligations primarily with net cash provided by operations and long-term secured and unsecured indebtedness. As of March 31, 2006 and December 31, 2005, we had cash and cash equivalents of $75.8 million and $113.6 million, respectively.
     At March 31, 2006, our consolidated debt totaled $475.8 million. Our principal payment obligations with respect to our debt for the 12 months beginning March 31, 2006 are anticipated to total $19.4 million. We expect to generate most of the funds to repay these amounts from sales of real estate. Some of our borrowing agreements contain provisions that, among other things, require us to maintain certain financial ratios and a minimum net worth. These requirements may limit the amount of debt that we can incur in the future and restrict the payment of dividends to us by our subsidiaries. At March 31, 2006, we were in compliance with all loan agreement financial requirements and covenants.
Off Balance Sheet Arrangements and Contractual Obligations
     In connection with the development of certain of our communities, we establish community development districts to access bond financing for the funding of infrastructure development and other projects within the community. If we were not able to establish community development districts, we would need to fund community infrastructure development out of operating income or through other sources of financing or capital. The bonds issued are obligations of the community development district and are repaid through assessments on property within the district. To the extent that we own property within a district when assessments are levied, we will be obligated to pay the assessments when they are due. As of March 31, 2006, development districts in Tradition, Florida had $62.8 million of community development district bonds outstanding and we owned approximately 45% of the property in those districts. During the three months ended March 31, 2006, we recorded approximately $856,000 in assessments on property we owned in the districts. These costs were capitalized to inventory as development costs and will be recognized as cost of sales when the assessed properties are sold to third parties.
     Levitt Commercial also owns a 20% partnership interest in Altman Longleaf, LLC (“Altman Longleaf”), which owns a 20% interest in a joint venture known as The Preserve at Longleaf Apartments, LLLP. We entered into an indemnity agreement in April 2004 with a joint venture partner at Altman Longleaf, relating to, among other obligations, that partner’s guarantee of the joint venture’s indebtedness. Our liability under the indemnity agreement is limited to the amount of any distributions from the joint venture which exceed our original capital and other contributions. Our potential obligation of the indemnity as of March 31, 2006 is approximately $664,000. Based on the joint venture assets that secure the indebtedness, we do not believe it is likely that any payment will be required under the indemnity agreement.
     The following table summarizes our contractual obligations as of March 31, 2006 (in thousands):

		Payments due by period
		Less than	2 - 3	4 - 5	More than
Category	Total	1 year	Years	Years	5 years
Long-term debt obligations(1)	$475,839	41,033	301,528	32,817	100,461
Operating lease obligations	7,000	1,657	2,559	1,189	1,595
Purchase obligations	97,047	88,150	8,897	—	—

Total Obligations	$579,886	130,840	312,984	34,006	102,056

(1)	Amounts exclude interest
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
     At March 31, 2006, we had outstanding surety bonds and letters of credit of approximately $122.8 million related primarily to its obligations to various governmental entities to construct improvements in our various communities. We estimate that approximately $92.9 million of work remains to complete these improvements. We do not believe that any outstanding bonds or letters of credit will likely be drawn upon.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
     Market risk is defined as the risk of loss arising from adverse changes in market valuations that arise from interest rate risk, foreign currency exchange rate risk, commodity price risk and equity price risk. We have a risk of loss associated with our borrowings as we are subject to interest rate risk on our long-term debt. At March 31, 2006, we had $401.6 million in borrowings with adjustable rates tied to the prime rate and/or LIBOR rates and $74.2 million in borrowings with fixed or initially-fixed rates. Consequently, the impact on our variable rate debt from changes in interest rates may affect our earnings and cash flows but would generally not impact the fair value of such debt. With respect to fixed rate debt, changes in interest rates generally affect the fair market value of the debt but not our earnings or cash flow.
     Assuming the variable rate debt balance of $401.6 million outstanding at March 31, 2006 (which does not include initially fixed-rate obligations which will not become floating rate during 2006) were to remain constant, each one percentage point increase in interest rates would increase the interest incurred by us by approximately $4.0 million per year.
NEW ACCOUNTING PRONOUNCEMENTS.
     In December 2004, FASB issued Statement No. 152 (“Accounting for Real Estate Time-Sharing Transactions—an amendment of FASB Statements No. 66 and 67). This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position 04-02 Accounting for Real Estate Time-Sharing Transactions (“SOP 04-02”),. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-02. Effective January 1, 2006, Bluegreen adopted SOP 04-02 which resulted in a one-time, non-cash, cumulative effect of change in accounting principle charge of $4.5 million to Bluegreen for the three months ended March 31, 2006, and accordingly reduced the earnings in Bluegreen recorded by us by approximately $1.4 million for the same period.
     In March 2006, the FASB issued SFAS No. 156, (“Accounting for Servicing of Financial Assets — An Amendment of FASB Statement No. 140”.) This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Statement simplifies the accounting for servicing by allowing the entity to choose a fair value of amortized cost measurement method for the subsequent accounting for servicing financial assets. The provisions of SFAS No. 156 are effective as of the beginning of the first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. We currently do not own servicing financial assets and management believes that the adoption of this Statement will not have an impact on our financial statements.
     In December 2004, the FASB issued Staff Position 109-1 (“FSP 109-1”), “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” The American Jobs Creation Act provides a 3% deduction on “qualified domestic production activities income” and is effective for the Company’s fiscal year ending December 31, 2006, subject to certain limitations. This deduction provides a tax savings against income attributable to domestic production activities, including the construction of real property. When fully phased-in, the deduction will be up to 9% of the lesser of “qualified production activities income” or taxable income. Based on the guidance provided by FSP 109-1, this deduction should be accounted for as a special deduction under SFAS No. 109, Accounting for Income Taxes, and will reduce tax expense in the period or periods that the amounts are deductible on the tax return. No tax benefit is reflected in our tax provision for the quarter ended March 31, 2006 because we had no taxable income. We continue to assess the potential impact of this new deduction for the year ending December 31, 2006.

Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     As of March 31, 2006, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), as to the effectiveness, design and operation of our disclosure controls and procedures (pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)). As discussed below, we have made changes in our internal controls which we believe remediate the material weakness identified below. We are relying on those changes in internal controls as an integral part of our disclosure controls and procedures. Based upon the results of the evaluation of our disclosure controls and procedures, management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2006.
Changes in Internal Control over Financial Reporting
     As discussed in our 2005 Annual Report on Form 10-K, we did not maintain effective controls as of December 31, 2005 over the segregation of duties performed by senior financial personnel with regards to (1) the cash disbursement function, (2) the journal entry process, and (3) access to our financial reporting systems. Furthermore, it was determined that management did not have adequate documentation of the oversight and review of these individuals to compensate for the inadequate segregation of duties. The remedial actions implemented in 2006 relating to this material weakness are described below.
     During the first quarter of 2006, we implemented automated and manual controls for our financial systems to restrict responsibilities and financial reporting system access rights for senior financial personnel. We finished designing, implementing, and testing the operating effectiveness of the changes in these controls in the first quarter of 2006 and determined that all access rights within our financial system were appropriately assigned as of March 31, 2006. We believe that the changes in our internal controls described above have remediated the material weakness.
     In addition, we reviewed our internal control over financial reporting, and there have been no other changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
     There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.
Item 6. Exhibits
Index to Exhibits

Exhibit 31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Exhibits filed with this Form 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEVITT CORPORATION
Date: May 10, 2006	By:	/s/ Alan B. Levan
Alan B. Levan, Chief Executive Officer

Date: May 10, 2006	By:	/s/ George P. Scanlon
George P. Scanlon, Executive Vice President,
Chief Financial Officer