Form 10-Q
period 2006-06-30
LEVITT CORP
filed 2006-08-07
CIK 1218320

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended JUNE 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2006

Class A Common stock, $0.01 par value	18,604,053
Class B Common stock, $0.01 par value	1,219,031

Levitt Corporation
Index to Unaudited Consolidated Financial Statements

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements:

Consolidated Statements of Financial Condition as of June 30, 2006 and December 31, 2005 — Unaudited

Consolidated Statements of Operations for the three and six months ended June 30, 2006 and 2005 — Unaudited

Consolidated Statements of Comprehensive (Loss) Income for the three and six months ended June 30, 2006 and 2005 — Unaudited

Consolidated Statement of Shareholders’ Equity for the six months ended June 30, 2006 — Unaudited

Consolidated Statements of Cash Flows for the six months ended June 30, 2006 and 2005 — Unaudited

Notes to Unaudited Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 4.	Submission of Matters to a Vote of Security Holders

Item 6.	Exhibits

SIGNATURES
Ex-31.1 Certification of CEO
Ex-31.2 Certification of CFO
Ex-31.3 Certification of CAO
Ex-32.1 Certification of CEO
Ex-32.2 Certification of CFO
Ex-32.3 Certification of CAO

Levitt Corporation
Consolidated Statements of Financial Condition — Unaudited
(In thousands, except share data)

	June 30,	December 31,
	2006	2005
Assets
Cash and cash equivalents	$73,306	113,562
Restricted cash	750	1,818
Inventory of real estate	754,655	611,260
Investment in Bluegreen Corporation	97,555	95,828
Property and equipment, net	62,888	44,250
Other assets	29,262	28,955

Total assets	$1,018,416	895,673

Liabilities and Shareholders’ Equity

Accounts payable and accrued liabilities	$84,586	66,652
Customer deposits	56,796	51,686
Current income tax payable	—	12,551
Notes and mortgage notes payable	454,066	353,846
Junior subordinated debentures	69,588	54,124
Deferred tax liability, net	4,643	7,028

Total liabilities	669,679	545,887

Shareholders’ equity:
Preferred stock, $0.01 par value
Authorized: 5,000,000 shares
Issued and outstanding: no shares	—	—

Class A Common Stock, $0.01 par value
Authorized: 50,000,000 shares
Issued and outstanding: 18,604,053 shares	186	186

Class B Common Stock, $0.01 par value
Authorized: 10,000,000 shares
Issued and outstanding: 1,219,031 shares	12	12

Additional paid-in capital	182,346	181,084
Unearned compensation	—	(110)
Retained earnings	164,778	166,969
Accumulated other comprehensive income	1,415	1,645

Total shareholders’ equity	348,737	349,786

Total liabilities and shareholders’ equity	$1,018,416	895,673

See accompanying notes to unaudited consolidated financial statements.

Levitt Corporation
Consolidated Statements of Operations — Unaudited
(In thousands, except per share data)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Revenues:
Sales of real estate	$130,658	107,094	256,201	305,960
Title and mortgage operations	1,018	947	2,026	1,895

Total revenues	131,676	108,041	258,227	307,855

Costs and expenses:
Cost of sales of real estate	100,910	84,547	202,965	215,136
Selling, general and administrative expenses	30,466	19,459	57,221	42,605
Other expenses	6,665	626	7,291	1,942

Total costs and expenses	138,041	104,632	267,477	259,683

Earnings from Bluegreen Corporation	2,152	4,729	2,103	6,867
(Loss) earnings from real estate joint ventures	(77)	42	(77)	132
Interest and other income	3,198	1,453	5,030	2,775

(Loss) income before income taxes	(1,092)	9,633	(2,194)	57,946

(Benefit) Provision for income taxes	(355)	3,581	(797)	22,076

Net (loss) income	(737)	6,052	(1,397)	35,870

(Loss) earnings per common share:
Basic	$(0.04)	0.31	(0.07)	1.81
Diluted	$(0.04)	0.30	(0.07)	1.79

Weighted average common shares outstanding:
Basic	19,823	19,816	19,822	19,816
Diluted	19,823	19,949	19,822	19,957

Dividends declared per common share:
Class A common stock	$0.02	0.02	0.04	0.04
Class B common stock	$0.02	0.02	0.04	0.04
See accompanying notes to unaudited consolidated financial statements.

Levitt Corporation
Consolidated Statements of Comprehensive (Loss) Income — Unaudited
(In thousands)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Net (loss) income	$(737)	6,052	(1,397)	35,870

Other comprehensive (loss) income:
Pro-rata share of unrealized (loss) gain recognized by Bluegreen Corporation on retained interests in notes receivable sold	(642)	106	(375)	248
Benefit (provision) for income taxes	248	(41)	145	(96)

Pro-rata share of unrealized (loss) gain recognized by Bluegreen Corporation on retained interests in notes receivable sold (net of tax)	(394)	65	(230)	152

Comprehensive (loss) income	$(1,131)	6,117	(1,627)	36,022

See accompanying notes to unaudited consolidated financial statements.

Levitt Corporation
Consolidated Statement of Shareholders’ Equity — Unaudited
Six Months Ended June 30, 2006
(In thousands)

								Accumulated
								Compre-
			Class A	Class B	Additional			hensive
	Class A	Class B	Common	Common	Paid-In	Retained	Unearned	Income
	Shares	Shares	Stock	Stock	Capital	Earnings	Compensation	(Loss)	Total
Balance at December 31, 2005	18,604	1,219	$186	12	181,084	166,969	(110)	1,645	349,786
Net loss						(1,397)			(1,397)

Pro-rata share of unrealized gain recognized by Bluegreen on sale of retained interests, net of tax								(230)	(230)

Issuance of Bluegreen common stock, net of tax					(1)				(1)

Cash dividends paid						(794)			(794)

Share based compensation related to stock options and restricted stock					1,373				1,373

Reclassification of unamortized stock compensation related to restricted stock upon adoption of SFAS 123 (R)					(110)		110		—

Balance at June 30, 2006	18,604	1,219	$186	12	182,346	164,778	—	1,415	348,737

See accompanying notes to unaudited consolidated financial statements.

Levitt Corporation
Consolidated Statements of Cash Flows — Unaudited
(In thousands)

	Six Months Ended
	June 30,
	2006	2005
Operating activities:
Net (loss) income	$(1,397)	35,870
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	964	841
Change in deferred income taxes	(2,240)	675
Earnings from Bluegreen Corporation	(2,103)	(6,867)
Earnings from unconsolidated trusts	(79)	(28)
Loss (earnings) from real estate joint ventures	77	(132)
Share-based compensation expense related to stock options and restricted stock	1,373	—
Gain on sale of property and equipment	(1,329)	—
Impairment of inventory and long lived assets	6,049	—
Changes in operating assets and liabilities:
Restricted cash	1,068	1,035
Inventory of real estate	(157,291)	(39,711)
Other assets	954	(8,396)
Accounts payable and accrued liabilities	5,383	(1,483)
Customer deposits	5,110	2,816

Net cash used in operating activities	(143,461)	(15,380)

Investing activities:
Investment in real estate joint ventures	(445)	(25)
Distributions from real estate joint ventures	138	275
Investment in unconsolidated trusts	(464)	(1,624)
Distributions from unconsolidated trusts	79	16
Proceeds from sale of property and equipment	1,943	—
Capital expenditures	(12,360)	(6,760)

Net cash used in investing activities	(11,109)	(8,118)

Financing activities:
Proceeds from notes and mortgage notes payable	212,240	144,406
Proceeds from notes and mortgage notes payable to affiliates	—	8,994
Proceeds from junior subordinated debentures	15,464	54,124
Repayment of notes and mortgage notes payable	(111,797)	(156,222)
Repayment of notes and mortgage notes payable to affiliates	(223)	(50,869)
Payments for debt issuance costs	(576)	(1,887)
Cash dividends paid	(794)	(792)

Net cash provided by (used in) financing activities	114,314	(2,246)

Decrease in cash and cash equivalents	(40,256)	(25,744)
Cash and cash equivalents at the beginning of period	113,562	125,522

Cash and cash equivalents at end of period	$73,306	99,778

Levitt Corporation
Consolidated Statements of Cash Flows — Unaudited
(In thousands)

	For the Six Months
	Ended June 30,
	2006	2005
Supplemental cash flow information

Interest paid on borrowings, net of amounts capitalized	$(890)	(520)
Income taxes paid	15,700	19,214

Supplemental disclosure of non-cash operating, investing and financing activities:
Change in shareholders’ equity resulting from pro-rata share of unrealized (loss) gain recognized by Bluegreen on sale of retained interests, net of tax	$(230)	152

Change in shareholders’ equity resulting from the issuance of Bluegreen common stock, net of tax	$(1)	(18)

Decrease in inventory from reclassification as property and equipment	$(7,987)	—

Increase in property and equipment reclassified from inventory	$7,987	—
See accompanying notes to unaudited consolidated financial statements.

Levitt Corporation
Notes to Unaudited Consolidated Financial Statements
1. Presentation of Interim Financial Statements
          Levitt Corporation (including its subsidiaries, the “Company”) engages in real estate activities through its Homebuilding and Land Divisions, and Other Operations. The Homebuilding Division operates through Levitt and Sons, LLC (“Levitt and Sons”), which primarily develops single family, multi-family and townhome communities. The Land Division consists of the operations of Core Communities, LLC (“Core Communities”), a land and master-planned community developer. Other Operations includes Levitt Commercial, LLC (“Levitt Commercial”), a developer of industrial properties; investments in real estate and real estate joint ventures; and an equity investment in Bluegreen Corporation (“Bluegreen”), a New York Stock Exchange-listed company engaged in the acquisition, development, marketing and sale of vacation ownership interests in primarily “drive-to” resorts, as well as residential homesites located around golf courses and other amenities.
          The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-segment transactions have been eliminated in consolidation. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The year end balance sheet data was derived from the audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the Company’s consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2005.
2. Stock Based Compensation
          On May 11, 2004, the Company’s Shareholders approved the 2003 Levitt Corporation Stock Incentive Plan (“Plan”). In March 2006, subject to shareholder approval, the Board of Directors of the Company approved the amendment and restatement of the Company’s 2003 Stock Incentive Plan to increase the maximum number of shares of the Company’s Class A Common Stock, $0.01 par value, that may be issued for restricted stock awards and upon the exercise of options under the plan from 1,500,000 to 3,000,000 shares. The Company’s shareholders approved the Amended and Restated 2003 Stock Incentive Plan at the Company’s Annual Meeting of Shareholders on May 16, 2006.
     The maximum term of options granted under the Plan is 10 years. The vesting period is established by the compensation committee in connection with each grant and is generally five years utilizing cliff vesting. Option awards issued to date become exercisable based solely on fulfilling a service condition.
     In the first quarter of 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“FAS 123R”). This Statement requires companies to expense the estimated fair value of stock options and similar equity instruments issued to employees over the vesting period in their statements of operations. FAS 123R eliminates the alternative to use the intrinsic method of accounting provided for in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), which generally resulted in no compensation expense recorded in the financial statements related to the granting of stock options to employees if certain conditions were met.
     The Company adopted FAS 123R using the modified prospective method effective January 1, 2006, which requires the Company to record compensation expense over the vesting period for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remained outstanding at the date of adoption. Accordingly, amounts for periods prior to January 1, 2006 presented herein have not been restated to reflect the adoption of FAS 123R. The proforma effect for the three and six months ended June 30, 2005 is as follows and has been disclosed to be consistent with prior accounting rules (in thousands, except per share data):

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2005	2005
Pro forma net income:
Net income, as reported	$6,052	35,870
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related income tax effect	(154)	(306)

Pro forma net income	$5,898	35,564

Basic earnings per share:
As reported	$0.31	1.81
Pro forma	$0.30	1.79

Diluted earnings per share:
As reported	$0.30	1.79
Pro forma	$0.29	1.78
          The fair values of options granted are estimated on the date of their grant using the Black-Scholes option pricing model based on certain assumptions. The fair value of the Company’s stock option awards, which are primarily subject to five year cliff vesting, is expensed over the vesting life of the stock options under the straight-line method.
          No stock options were granted in the three and six months ended June 30, 2005. The fair value of each option granted in the three and six months ended June 30, 2006 was estimated using the following assumptions:

Expected volatility	37.5023%-37.5037%
Weighted-average volatility	37.50%
Expected dividend yield	.39% - .54%
Weighted-average dividend yield	.42%

Risk-free interest rate	5.02%-5.13%
Weighted-average risk-free rate	5.05%
Expected life	7.5 years
Forfeiture rate — executives	5.0%
Forfeiture rate — non-executives	10.0%
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
          Non-cash stock compensation expense for the three and six months ended June 30, 2006 related to unvested stock options amounted to $611,812 and $1,263,058, respectively, with an expected or estimated income tax benefit of $173,000 and $342,000, respectively. The impact of adopting SFAS No. 123R on basic and diluted loss per share for the three and six months ended June 30, 2006 was $0.03 per share and $0.05 per share, respectively. At June 30, 2006, the Company had approximately $8.7 million of unrecognized stock compensation expense related to outstanding stock option awards which is expected to be recognized over a weighted-average period of 3.5 years.
          Stock option activity under the Plan for the six months ended June 30, 2006 was as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number	Exercise	Contractual	Value
	of Options	Price	Term	(thousands)
Options outstanding at December 31, 2005	1,305,176	$25.59		$0
Granted	37,500	19.40		$6
Exercised	—	—		—
Forfeited	96,250	$26.03		$0

Options outstanding at June 30, 2006	1,246,426	$25.37	8.27 years	$6

Vested & expected to vest in the future at June 30, 2006	1,031,239	$25.37	8.27 years	$5

Options exercisable at June 30, 2006	55,176	$22.33	7.79 years	—

Stock available for equity compensation grants at June 30, 2006	1,746,687
          A summary of the Company’s non-vested shares activity for the six months ended June 30, 2006 was as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Grant Date	Contractual	Value (in
	Shares	Fair Value	Term	thousands)
Non-vested at December 31, 2005	1,250,000	$13.44		$0
Grants	37,500	$9.38		$6
Vested	—	—		—
Forfeited	96,250	$13.01		$0

Non-vested at June 30, 2006	1,191,250	$13.35	8.30 years	$6

          The Company also grants restricted stock, which is valued based on the market price of the common stock on the date of grant. Compensation expense arising from restricted stock grants is recognized using the straight-line method over the vesting period. Unearned compensation for restricted stock is a reduction of shareholders’ equity in the consolidated statements of financial condition. During the year ended December 31, 2005, the Company granted 6,887 restricted shares of Class A common stock to non-employee directors under the Plan. The restricted stock vested monthly over a 12 month period and all shares of restricted stock under these grants were vested at June 30, 2006. Non-cash stock compensation expense for the three months ended June 30, 2006 and 2005 related to restricted stock awards amounted to $55,000 and $0, respectively. Non-cash stock compensation expense for the six months ended June 30, 2006 and 2005 related to restricted stock awards amounted to $110,000 and $0, respectively.
          Total non- cash stock compensation expense for the three and six months ended June 30, 2006 amounted to $669,000 and $1.4 million, respectively, with no expense recognized in 2005, and is included in selling, general and administrative expenses in the unaudited consolidated statements of operations.
          Subsequent to June 30, 2006, the Company granted 639,655 stock options and 4,971 shares of restricted stock to employees and directors of the Company at the fair market value on the date of grant.
3. Impairment of Goodwill
     Goodwill acquired in a purchase business combination and determined to have an infinite useful life is not amortized, but instead tested for impairment at least annually. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, the Company conducts, on at least an annual basis, a review of the reporting entity with goodwill to determine whether the carrying value of goodwill exceeds the fair market value. In the three months ended June 30, 2006, the Company conducted an impairment review of the goodwill related to the Tennessee operations. The profitability and estimated cash flows of this reporting entity were determined to have declined to a point where the carrying value of the assets exceeded their market value. The Company used a discounted cash flow methodology to determine the amount of impairment resulting in a writedown of the goodwill in the amount of approximately $1.3 million. This writedown is included in other expenses in the unaudited consolidated statements of operations in the three and six months ended June 30, 2006.

4. Inventory of Real Estate
          Inventory of real estate is summarized as follows (in thousands):

	June 30,	December 31,
	2006	2005
Land and land development costs	$545,053	457,826
Construction costs	150,359	112,566
Capitalized interest	32,985	21,108
Other costs	26,258	19,760

	$754,655	611,260

          The Company reviews long-lived assets, consisting primarily of inventory of real estate, for impairment in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.
          In the Homebuilding Division, the Tennessee operations have delivered lower than expected margins. In the three months ended June 30, 2006, key management personnel left the Company and the Company continued to experience significant start-up costs associated with expansion from the Memphis to the Nashville market. The Company also experienced a downward trend in home deliveries in its Tennessee market in the three months ended June 30, 2006. The Company conducted an impairment review of the inventory of real estate associated with the Tennessee operations and recorded an impairment charge related to the write-down of inventory of approximately $4.7 million, which is reflected in other expenses in the unaudited consolidated statements of operations in the three and six months ended June 30, 2006. Projections of future cash flows related to the remaining assets were discounted and used to determine the estimated impairment charge. Management is currently evaluating various strategies for our assets in Tennessee. As a result, additional impairment charges may be necessary in the future based on changes in estimates or actual selling prices of these assets.

5. Interest
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Interest incurred to non-affiliates	$9,533	3,892	17,562	6,775
Interest incurred to affiliates	—	207	—	820
Interest capitalized	(9,533)	(4,099)	(17,562)	(7,595)

Interest expense, net	$—	—	—	—

Interest expensed in cost of sales	$3,091	2,194	5,685	5,289

6. Investment in Bluegreen Corporation
          At June 30, 2006, the Company owned approximately 9.5 million shares of the common stock of Bluegreen Corporation representing approximately 31% of Bluegreen’s outstanding common stock. The Company accounts for its investment in Bluegreen under the equity method of accounting. The cost of the Bluegreen investment is adjusted to recognize the Company’s interest in Bluegreen’s earnings or losses. The difference between a) the Company’s ownership percentage in Bluegreen multiplied by its earnings and b) the amount of the Company’s equity in earnings of Bluegreen as reflected in the Company’s financial statements relates to the amortization or accretion of purchase accounting adjustments made at the time of the acquisition of Bluegreen’s stock.
          Bluegreen’s unaudited condensed consolidated balance sheets and unaudited condensed consolidated statements of income are as follows (in thousands):
Unaudited Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2006	2005
Total assets	$846,893	694,243

Total liabilities	$516,187	371,069
Minority interest	11,043	9,508
Total shareholders’ equity	319,663	313,666

Total liabilities and shareholders’ equity	$846,893	694,243

Unaudited Condensed Consolidated Statements of Income

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
Revenues and other income	$165,481	191,136	312,218	325,787
Cost and other expenses	153,105	165,944	292,265	289,416

Income before minority interest and provision for income taxes	12,376	25,192	19,953	36,371
Minority interest	1,677	948	2,699	1,721

Income before provision for income taxes	10,699	24,244	17,254	34,650
Provision for income taxes	4,119	9,334	6,643	13,340

Income before cumulative effect of change in accounting principle	6,580	14,910	10,611	21,310
Cumulative effect of change in accounting principle, net of tax	—	—	(5,678)	—
Minority interest in cumulative effect of change in accounting principle	—	—	1,184	—

Net income	$6,580	14,910	6,117	21,310

          Effective January 1, 2006, Bluegreen adopted Statement of Position 04-02 Accounting for Real Estate Time-Sharing Transactions (“SOP 04-02”), which resulted in a one-time, non-cash, cumulative effect of change in accounting principle charge of $4.5 million to Bluegreen for the six months ended June 30, 2006, and accordingly reduced the earnings in Bluegreen recorded by the Company by approximately $1.4 million, or $0.04 earnings per share for the same periods.
          On July 27, 2006, Bluegreen announced that its Board of Directors (“Bluegreen Board”) had declared a dividend of one preferred share purchase right (the “Rights”) for each outstanding share of Bluegreen common stock. Pursuant to the terms announced, the Rights will only be exercisable in certain events if a person or group acquires 15% or more of Bluegreen’s common stock without the prior approval of the Bluegreen Board. Bluegreen has advised the Company that its holdings will not trigger the rights agreement.
7. Debt
          On April 24, 2006, Levitt and Sons entered into an amendment to an existing credit facility with a third party lender. The amendment increased the amount available for borrowing under the facility from $75.0 million to $125.0 million and amended certain of the initial credit agreement’s definitions. All other material terms of this existing credit facility remain unchanged.
          On May 31, 2006, Levitt and Sons entered into an amendment to an existing credit facility with a third party lender. The amendment increased the amount available for borrowing under the facility from $100.0 million to $125.0 million and amended certain of the initial credit agreement’s definitions. All other material terms of this existing facility remained unchanged.
          On June 1, 2006, the Company formed a statutory business trust ( “LCT III”) for the purpose of issuing trust preferred securities and investing the proceeds thereof in junior subordinated debentures. LCT III issued $15.0 million of trust preferred securities and used the proceeds to purchase an identical amount of junior subordinated debentures from the Company. Interest on these junior subordinated debentures and distributions on these trust preferred securities are payable quarterly in arrears at a fixed rate of 9.251% through June 30, 2011, and thereafter at a variable rate of interest, per annum, reset quarterly, equal to the 3-month LIBOR plus 3.80% until the scheduled maturity date of June 2036. In addition, the Company contributed $464,000 to LCT III in exchange for all of its common securities, and those proceeds were also used to purchase an identical amount of junior subordinated debentures from the Company. The terms of LCT III’s common securities are nearly identical to the trust preferred securities.
          On June 19, 2006, Levitt and Sons entered into an amendment to an existing credit facility with a third party lender. The amendment increased the amount available for borrowing under the facility from $100 million to $125 million and increased the amount available for letters of credit from $15.0 million to $30.0 million. All other material terms of this existing facility remained unchanged.
          On June 26, 2006, Core Communities entered into a loan for up to $60.9 million with a third party for the development of a commercial project. The construction loan is secured by a first mortgage on the project and all improvements. A performance and payment guarantee was provided by Core Communities. The construction loan accrues interest at 30-day LIBOR plus a spread of 170 basis points. The construction loan is due and payable on June 26, 2009 and is subject to two twelve-month extensions, subject to satisfaction of certain specified conditions. Interest is payable monthly during the initial term of the loan, while interest and principal payments based on a 30-year amortization are payable monthly during the extension periods.
          On July 18, 2006, the Company formed a statutory business trust ( “LCT IV”) for the purpose of issuing trust preferred securities and investing the proceeds thereof in junior subordinated debentures. LCT IV issued $15.0 million of trust preferred securities and used the proceeds to purchase an identical amount of junior subordinated debentures from the Company. Interest on these junior subordinated debentures and distributions on these trust preferred securities are payable quarterly in arrears at a fixed rate of 9.349% through September 30, 2011, and thereafter at a variable rate of interest, per annum, reset quarterly, equal to the 3-month LIBOR plus 3.80% until the scheduled maturity date of September 2036. In addition, the Company contributed $464,000 to LCT IV in exchange for all of its common securities, and those proceeds were also used to purchase an identical amount of junior subordinated debentures from the Company. The terms of LCT IV’s common securities are nearly identical to the trust preferred securities.
8. Commitments and Contingencies
          At June 30, 2006, the Company had entered into contracts to acquire approximately $178.8 million of properties for development. Approximately $106.4 million of these commitments are subject to due diligence and satisfaction of certain requirements and conditions during which time the deposits remain fully refundable. The remaining contracts have nonrefundable deposits because the Company’s due diligence period has expired. Should the Company decide not to purchase the underlying properties, liability would be limited to the amount of the deposits. As such there is no assurance that the Company will fulfill these contracts. Management carefully reviews all commitments to ensure they are in line with the Company’s objectives. The following table summarizes certain information relating to outstanding purchase and option contracts, including those contracts subject to the completion of due diligence.

	Purchase		Expected
	Price	Units	Closing
Homebuilding Division	$175.3 million	5,078 units	2006-2007
Other Operations	3.5 million	90 units	2006

          At June 30, 2006, cash deposits of approximately $2.1 million secured the Company’s commitments under these contracts.
          At June 30, 2006, the Company had outstanding surety bonds and letters of credit of approximately $126.1 million related primarily to obligations to various governmental entities to construct improvements in various communities. The Company estimates that approximately $98.5 million of work remains to complete these improvements and does not believe that any outstanding bonds or letters of credit will likely be drawn.
9. (Loss) Earnings per Share
          Basic (loss) earnings per common share is computed by dividing (loss) earnings attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted (loss) earnings per common share is computed in the same manner as basic (loss) earnings per share, but it also gives consideration to (a) the dilutive effect of the Company’s stock options and restricted stock using the treasury stock method and (b) the pro rata impact of Bluegreen’s dilutive securities (stock options and convertible securities) on the amount of Bluegreen’s earnings that the Company recognizes. For the three and six months ended June 30, 2006, common stock equivalents related to the Company’s stock options amounted to 539 shares and 0 shares, respectively, and were not considered because their effect would have been antidilutive. In addition, for the three and six months ended June 30, 2006, options to purchase 1,245,887 shares and 1,246,426 shares of common stock, respectively, at various prices were not included in the computation of diluted (loss) earnings per share because the exercise prices were greater than the average market price of the common shares and, therefore, their effect would be antidilutive.
The following table presents the computation of basic and diluted (loss) earnings per common share (in thousands, except for per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Numerator:
Basic (loss) earnings per common share:
Net (loss) income — basic	$(737)	6,052	(1,397)	35,870

Diluted (loss) earnings per common share:
Net (loss) income — basic	$(737)	6,052	(1,397)	35,870
Pro rata share of the net effect of Bluegreen dilutive securities	(22)	(74)	(23)	(116)

Net (loss) income — diluted	$(759)	5,978	(1,420)	35,754

Denominator:
Basic average shares outstanding	19,823	19,816	19,822	19,816
Net effect of stock options assumed to be exercised	—	133	—	141

Diluted average shares outstanding	19,823	19,949	19,822	19,957

(Loss) Earnings per common share:
Basic	$(.04)	0.31	(.07)	1.81
Diluted	$(.04)	0.30	(.07)	1.79
10. Dividends

          On January 24, 2006, the Company’s Board of Directors declared a cash dividend of $0.02 per share on its Class A Common Stock and Class B Common Stock. The dividend was paid on February 15, 2006 to all shareholders of record on February 8, 2006.
          On April 26, 2006, the Company’s Board of Directors declared a cash dividend of $0.02 per share on its Class A Common Stock and Class B Common Stock. The dividend was paid on May 15, 2006 to all shareholders of record on May 8, 2006.
          On August 1, 2006, the Company’s Board of Directors declared a cash dividend of $0.02 per share on its Class A Common Stock and Class B Common Stock. The dividend is payable on August 18, 2006 to all shareholders of record on August 11, 2006.
11. Other Expenses and Interest and Other Income
          Other expenses and interest and other income are summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Other expenses
Title and mortgage operations expenses	$616	626	1,242	1,265
Interest expense, net	—	—	—	—
Penalty on debt prepayment	—	—	—	677
Goodwill impairment	1,307	—	1,307	—
Impairment of inventory of real estate	4,742	—	4,742	—

Total other expenses	$6,665	626	7,291	1,942

Interest and other income
Interest income	$726	689	1,512	1,207
Gain on sale of fixed assets	1,329	—	1,329	—
Other income	1,143	764	2,189	1,568

Total interest and other income	$3,198	1,453	5,030	2,775

During the three and six months ended June 30, 2006, the Company recorded impairment charges of $1.3 million in goodwill and $4.7 million related to the write-down of inventory associated with our Tennessee operations (see notes 3 and 4).
12. Segment Reporting
          Operating segments are components of an enterprise about which separate financial information is available that is regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has three reportable business segments: Homebuilding, Land and Other Operations. The Company evaluates segment performance primarily based on net (loss) income. The information provided for segment reporting is based on management’s internal reports. The accounting policies of the segments are generally the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Eliminations consist primarily of the elimination of sales and profits on real estate transactions between the Land and Homebuilding Divisions, which were recorded based upon terms that management believes would be attained in an arm’s-length transaction. The presentation and allocation of assets, liabilities and results of operations may not reflect the actual economic costs of the segments as stand-alone businesses. If a different basis of allocation were utilized, the relative contributions of the segments might differ, but management believes that the relative trends in segments would likely not be impacted.
          The Company’s Homebuilding segment consists of the operations of Levitt and Sons while the Land segment consists of the operations of Core Communities. The Other Operations segment consists of the activities of Levitt Commercial, the Company’s parent company operations, earnings from investments in Bluegreen and other real estate investments and joint ventures.
          The following tables present segment information as of and for the three and six months ended June 30, 2006 and 2005 (in thousands).

Three Months Ended			Other
June 30, 2006	Homebuilding	Land	Operations	Eliminations	Total

Revenues
Sales of real estate	$116,574	14,086	—	(2)	130,658
Title and mortgage operations	1,018	—	—	—	1,018

Total revenues	117,592	14,086	—	(2)	131,676

Costs and expenses
Cost of sales of real estate	92,619	7,718	656	(83)	100,910
Selling, general and administrative expenses	20,568	3,034	6,863	1	30,466
Other expenses	6,665	—	—	—	6,665

Total costs and expenses	119,852	10,752	7,519	(82)	138,041

Earnings from Bluegreen Corporation	—	—	2,152	—	2,152
Loss from real estate joint ventures	—	—	(77)	—	(77)
Interest and other income	248	2,111	859	(20)	3,198

(Loss) income before income taxes	(2,012)	5,445	(4,585)	60	(1,092)
(Benefit) provision for income taxes	(85)	2,068	(2,371)	33	(355)

Net (loss) income	$(1,927)	3,377	(2,214)	27	(737)

Inventory of real estate	$602,099	152,470	17,499	(17,413)	754,655

Total assets	$614,923	226,799	187,589	(10,895)	1,018,416

Total debt	$365,018	67,892	90,744	—	523,654

Three Months Ended			Other
June 30, 2005	Homebuilding	Land	Operations	Eliminations	Total

Revenues
Sales of real estate	$107,095	149	—	(150)	107,094
Title and mortgage operations	947	—	—	—	947

Total revenues	108,042	149	—	(150)	108,041

Costs and expenses
Cost of sales of real estate	84,273	182	624	(532)	84,547
Selling, general and administrative expenses	13,732	1,949	3,778	—	19,459
Other expenses	626	—	—	—	626

Total costs and expenses	98,631	2,131	4,402	(532)	104,632

Earnings from Bluegreen Corporation	—	—	4,729	—	4,729
Earnings from real estate joint ventures	—	—	42	—	42
Interest and other income	199	425	829	—	1,453

Income (loss) before income taxes	9,610	(1,557)	1,198	382	9,633
Provision (benefit) for income taxes	3,653	(624)	392	160	3,581

Net income (loss)	$5,957	(933)	806	222	6,052

Inventory of real estate	$349,880	114,038	6,473	(17,209)	453,182

Total assets	$382,890	188,792	161,732	(17,209)	716,205

Total debt	$171,893	25,668	71,098	—	268,659

Six Months Ended			Other
June 30, 2006	Homebuilding	Land	Operations	Eliminations	Total

Revenues
Sales of real estate	$234,849	21,358	—	(6)	256,201
Title and mortgage operations	2,026	—	—	—	2,026

Total revenues	236,875	21,358	—	(6)	258,227

Costs and expenses
Cost of sales of real estate	189,116	12,737	1,298	(186)	202,965
Selling, general and administrative expenses	38,140	5,820	13,260	1	57,221
Other expenses	7,291	—	—	—	7,291

Total costs and expenses	234,547	18,557	14,558	(185)	267,477

Earnings from Bluegreen Corporation	—	—	2,103	—	2,103
Loss from real estate joint ventures	—	—	(77)	—	(77)
Interest and other income	425	3,099	1,541	(35)	5,030

Income (loss) before income taxes	2,753	5,900	(10,991)	144	(2,194)
Provision (benefit)for income taxes	1,669	2,205	(4,735)	64	(797)

Net income (loss)	$1,084	3,695	(6,256)	80	(1,397)

Inventory of real estate	$602,099	152,470	17,499	(17,413)	754,655

Total assets	$614,923	226,799	187,589	(10,895)	1,018,416

Total debt	$365,018	67,892	90,744	—	523,654

Six Months Ended			Other
June 30, 2005	Homebuilding	Land	Operations	Eliminations	Total

Revenues
Sales of real estate	$225,082	66,700	14,709	(531)	305,960
Title and mortgage operations	1,895	—	—	—	1,895

Total revenues	226,977	66,700	14,709	(531)	307,855

Costs and expenses
Cost of sales of real estate	177,852	27,272	11,950	(1,938)	215,136
Selling, general and administrative expenses	28,340	6,395	7,870	—	42,605
Other expenses	1,265	677	—	—	1,942

Total costs and expenses	207,457	34,344	19,820	(1,938)	259,683

Earnings from Bluegreen Corporation	—	—	6,867	—	6,867
Earnings from real estate joint ventures	104	—	28	—	132
Interest and other income	413	846	1,516	—	2,775

Income before income taxes	20,037	33,202	3,300	1,407	57,946
Provision for income taxes	7,554	12,812	1,155	555	22,076

Net income	$12,483	20,390	2,145	852	35,870

Inventory of real estate	$349,880	114,038	6,473	(17,209)	453,182

Total assets	$382,890	188,792	161,732	(17,209)	716,205

Total debt	$171,893	25,668	71,098	—	268,659

13. Parent Company Financial Statements
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
          Some of the Company’s subsidiaries have borrowings which contain covenants that, among other things, require the subsidiary to maintain certain financial ratios and a minimum net worth. These covenants may have the effect of limiting the amount of debt that the subsidiaries can incur in the future and restricting the payment of dividends from subsidiaries to the Company. At June 30, 2006 and December 31, 2005, the Company was in compliance with all loan agreement financial covenants.
          The accounting policies for the parent company are generally the same as those policies described in the summary of significant accounting policies outlined in the Annual Report on Form 10-K. The parent company’s interest in its consolidated subsidiaries is reported under equity method accounting for purposes of this presentation.

          The parent company unaudited condensed statements of financial condition at June 30, 2006 and December 31, 2005, and unaudited condensed statements of operations for the three and six months ended June 30, 2006 and 2005 are shown below (in thousands):
Condensed Statements of Financial Condition

	June 30,	December 31,
	2006	2005
Total assets	$447,939	435,793

Total liabilities	$99,202	86,007
Total shareholders’ equity	348,737	349,786

Total liabilities and shareholders’ equity	$447,939	435,793

Condensed Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
Earnings from Bluegreen Corporation	$2,152	4,729	2,103	6,867
Earnings from real estate joint ventures	—	27	—	13
Other revenues	382	292	713	437

Costs and expenses	7,151	3,909	13,400	7,266

(Loss) Income before income taxes	(4,617)	1,139	(10,584)	51
(Benefit) provision for income taxes	(2,402)	370	(4,578)	(98)

Net (loss) income before undistributed earnings from consolidated subsidiaries	(2,215)	769	(6,006)	149
Earnings from consolidated subsidiaries, net of income taxes	1,478	5,283	4,608	35,721

Net (loss) income	$(737)	6,052	(1,398)	35,870

          Cash dividends received from subsidiaries for the six months ended June 30, 2006 and 2005 were $6.6 million and $8.8 million respectively.
14. Certain Relationships and Related Party Transactions
          The Company and BankAtlantic Bancorp, Inc. (“Bancorp”) are under common control. The controlling shareholder of the Company and Bancorp is BFC Financial Corporation (“BFC”). Bancorp

is the parent company of BankAtlantic. The majority of BFC’s capital stock is owned or controlled by the Company’s Chairman of the Board and Chief Executive Officer, Alan B. Levan, and by the Company’s Vice Chairman, John E. Abdo, both of whom are also executive officers and directors of BFC, of Bancorp and of BankAtlantic. Mr. Levan and Mr. Abdo are the Chairman of the Board and Vice Chairman, respectively, of Bluegreen Corporation.
          During the three and six months ended June 30, 2006, the Company paid approximately $21,000 and $183,000, respectively to Bancorp. During the three and six months ended June 30, 2005 the Company paid $224,000 and $351,000, respectively. The amounts paid represent rent, amounts owed for services performed or expense reimbursements. The Company occupies office space at BankAtlantic’s corporate headquarters. In 2005, Bancorp provided this office space on a month-to-month basis and received reimbursements for overhead based on market rates. In 2006, rent was paid to BFC.
          Effective January 1, 2006, certain personnel from human resources, risk management, investor relations and executive office administration provide services to the Company by BFC. During the three and six months ended June 30, 2006, the Company paid approximately $328,000 and $496,000, respectively, for such services as well as reimbursements of expenses for rent and other costs.
          At June 30, 2006 and 2005, $11.6 million and $11.9 million, respectively, of cash and cash equivalents were held on deposit by BankAtlantic. Interest on deposits held at BankAtlantic for each of the three and six months ended June 30, 2006 was approximately $136,000 and $278,000 respectively.
15. New Accounting Pronouncements
          In December 2004, FASB issued Statement No. 152 (“Accounting for Real Estate Time-Sharing Transactions—an amendment of FASB Statements No. 66 and 67). This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position 04-02 Accounting for Real Estate Time-Sharing Transactions (“SOP 04-02”). This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-02. Effective January 1, 2006, Bluegreen adopted SOP 04-02 which resulted in a one-time, non-cash, cumulative effect of change in accounting principle charge of $4.5 million to Bluegreen for the six months ended June 30, 2006, and accordingly reduced the earnings in Bluegreen recorded by the Company by approximately $1.4 million for the same period.
          In December 2004, FASB issued Staff Position 109-1 (“FSP 109-1”), “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” The American Jobs Creation Act provides a 3% deduction on “qualified domestic production activities income” and is effective for the Company’s fiscal year ending December 31, 2006, subject to certain limitations. This deduction provides a tax savings against income attributable to domestic production activities, including the construction of real property. When fully phased-in, the deduction will be up to 9% of the lesser of “qualified production activities income” or taxable income. Based on the guidance provided by FSP 109-1, this deduction should be accounted for as a special deduction under SFAS No. 109, Accounting for Income Taxes. This will reduce tax expense in the period or periods that the amounts are deductible on the tax return. The Company continues to assess the potential impact of this new deduction for the year ending December 31, 2006.
          In June 2006, the FASB issued FIN No. 48 (“Accounting for Uncertainty in Income Taxes — an interpretation of FASB No. 109”.) FIN 48 provides guidance for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. FIN 48 substantially changes the accounting policy for uncertain tax positions and is likely to cause greater volatility in the Company’s provision for income taxes. The interpretation also revises disclosure requirements including a tabular roll-forward of unrecognized tax benefits. The interpretation for the Company is effective as of January 1, 2007 and management does not believe that the adoption of this Statement will have an impact on the Company’s financial statements.
16. Litigation
          On May 26, 2005 a suit was filed in the 9th Judicial Circuit in and for Orange County, Florida against the Company in Frank Albert, Dorothy Albert, et al. v. Levitt and Sons, LLC, a Florida limited liability company, Levitt Homes, LLC, a Florida limited liability company, Levitt Corporation, a Florida corporation, Levitt Construction Corp. East, a Florida corporation and Levitt and Sons, Inc., a Florida corporation. The suit purports to be a class action on behalf of residents in one of the Company’s communities in Central Florida. The complaint alleges, among other claims, construction defects and unspecified damages ranging from $50,000 to $400,000 per house. While there is no assurance that the Company will be successful, the Company believes it has valid defenses and is engaged in a vigorous defense of the action.
          The Company is also a party to other pending legal proceedings arising in the normal course of business. While complete assurance cannot be given as to the outcome of any legal claims, management believes that any financial impact would not be material to its results of operations, financial position or cash flows.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          The objective of the following discussion is to provide an understanding of the financial condition and results of operations of Levitt Corporation and its wholly owned subsidiaries (“Levitt”, or the “Company”) as of and for the three and six months ended June 30, 2006 and 2005. The Company may also be referred to as “we,” “us,” or “our.” We engage in real estate activities through our homebuilding, land development and other real estate activities through Levitt and Sons, LLC (“Levitt and Sons”), Core Communities, LLC (“Core Communities”) and other operations, which includes Levitt Commercial, LLC (“Levitt Commercial”), an investment in Bluegreen Corporation (“Bluegreen”) and investments in real estate projects through subsidiaries and joint ventures. Acquired in December 1999, Levitt and Sons is a developer of single and multi-family home and townhome communities and condominiums for active adults and families in Florida, Georgia, Tennessee and South Carolina. Levitt and Sons includes the operations of Bowden Building Corporation, a developer of single family homes based in Tennessee, which was acquired in April 2004. Core Communities develops master-planned communities and is currently developing Tradition Florida, which is located in Port St. Lucie, Florida, and Tradition South Carolina, which is located in Hardeeville, South Carolina. Tradition Florida is planned to ultimately include more than 8,200 total acres, including approximately five miles of frontage on Interstate 95, and Tradition South Carolina currently encompasses 5,400 acres with 1.5 million square feet of commercial space. Levitt Commercial specializes in the development of industrial properties. Bluegreen, a New York Stock Exchange-listed company in which we own approximately 31% of the outstanding common stock, is engaged in the acquisition, development, marketing and sale of ownership interests in primarily “drive-to” vacation resorts, and the development and sale of golf communities and residential land.
          Some of the statements contained or incorporated by reference herein include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act” ), that involve substantial risks and uncertainties. Some of the forward-looking statements can be identified by the use of words such as “anticipate,” “believe,” “estimate,” “may,” “intend,” “expect,” “will,” “should,” “seeks” or other similar expressions. Forward-looking statements are based largely on management’s expectations and involve inherent risks and uncertainties. In addition to the risks identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, you should refer to the other risks and uncertainties discussed throughout this Form 10-Q for specific risks which could cause actual results to be significantly different from those expressed or implied by those forward-looking statements. When considering those forward-looking statements, you should keep in mind the risks, uncertainties and other cautionary statements in this Form 10-Q. Some factors which may affect the accuracy of the forward-looking statements apply generally to the real estate industry, while other factors apply directly to us. Any number of important factors could cause actual results to differ materially from those in the forward-looking statements include: the impact of economic, competitive and other factors affecting the Company and its operations; the market for real estate generally and in the areas where the Company has developments, including the impact of market conditions on the Company’s margins; delays in opening planned new communities and completing developments as currently anticipated; shortages and increased costs of construction materials and labor; the need to offer additional incentives to buyers to generate sales; the effects of increases in interest rates; the ability to consummate sales contracts included in the Company’s backlog; the Company’s ability to realize the expected benefits of its expanded platform, technology investments, growth initiatives and strategic objectives; the Company’s ability to timely close on land sales and to deliver homes from backlog, shorten delivery cycles and improve operational and construction efficiency; the realization of our cost savings associated with reductions of workforce and the ability to limit overhead and costs commensurate with sales; the actual costs of disposition of our assets in the Tennessee operations may exceed current estimates; and the Company’s success at managing the risks involved in the foregoing. Many of these factors are beyond our control. The Company cautions that the foregoing factors are not exclusive.
Executive Overview
          We evaluate our performance and prospects using a variety of financial and non-financial measures. The key financial measures utilized to evaluate historical operating performance include revenues from sales of real estate, margin (which we measure as revenues from sales of real estate minus cost of sales of real estate), margin percentage (which we measure as margin divided by revenues from sales of real estate), income (loss) before taxes, net income (loss) and return on equity. We also continue to evaluate and monitor the selling, general and administrative expenses as a percentage of revenue. Non-financial measures used to evaluate historical performance include the number and value of new orders executed, the number of housing starts and the number of homes delivered. In evaluating our future prospects, management considers non-financial information such as the number of homes and acres in backlog (which we measure as homes or land subject to an executed sales contract) and the aggregate value of those contracts. Additionally, we monitor the number of properties remaining in inventory and under contract to be purchased relative to our sales and construction trends. Our ratio of debt to shareholders’ equity and cash requirements are also considered when evaluating our future prospects, as are general economic factors and interest rate trends. Each of the above measures is discussed in the following sections as it relates to our operating results, financial position and liquidity. The list of measures above is not an exhaustive list, and management may from time to time utilize additional financial and non-financial information or may not use the measures listed above.
Homebuilding Overview
          The trends in the homebuilding industry have generally been unfavorable in 2006. Demand has slowed as evidenced by fewer new orders and lower conversion rates in the markets in which we operate. These conditions have been particularly difficult in Florida, and we believe are the result of changing homebuyer sentiment, reluctance of buyers to commit to a new home purchase because of uncertainty in their ability to sell their existing home, rising mortgage financing expenses, and an increase in both existing and new homes available for sale across the industry. As a result of these conditions, higher expenses are being incurred for advertising, outside brokers and other incentives in an effort to remain competitive and attract buyers. Selling, general and administrative costs have increased significantly in 2006 due to increased headcount associated with expansion into new communities and regions, and expenditures necessary to increase traffic to our sales centers and improve conversion rates. This is slightly offset by the reduction of overhead costs associated with communities in the later stages of the home production cycle. To the extent possible given the existing commitments, costs are being monitored with a view to aligning overhead spending with new orders and home closings given the existing communities. In July 2006, in response to slowing conditions, we reduced our Homebuilding Division’s workforce by 69 employees, or 10.6%. Annual cash savings are expected to be approximately $4.2 million. We are continuing to review our spending to ensure the costs are commensurate with backlog, sales and deliveries.
          In our Homebuilding Division, we conducted our periodic impairment review of goodwill related to our Tennessee operations in the three months ended June 30, 2006. The profitability and estimated cash flows of the reporting entity declined to a point where the carrying value of the assets exceeded their market value resulting in a write-down of goodwill in the amount of approximately $1.3 million which is included in other expenses in the unaudited statements of operations in the three and six months ended June 30, 2006. Our Tennessee operations have delivered lower than expected margins. In the three months ended June 30, 2006, key management personnel left the Company and we continued to experience significant start-up costs associated with expansion from the Memphis to the Nashville market. We also experienced a downward trend in home deliveries in our Tennessee operations in the three months ended June 30, 2006. We conducted an impairment review of our inventory of real estate associated with our Tennessee operations and recorded an impairment charge related to the write-down of inventory of approximately $4.7 million which is reflected in other expenses in the unaudited consolidated statements of operations in the three and six months ended June 30, 2006. Projections of future cash flows related to the remaining assets were discounted and used to determine the estimated impairment charge. Management is currently evaluating various strategies for our assets in Tennessee. As a result, additional impairment charges may be necessary in the future based on changes in estimates or actual selling prices of these assets.
          While various land acquisitions continue to be considered as potential inventory for future years, we have slowed the pace of land acquisitions, and all contracts for acquisition are being re-evaluated to determine if completion of the transaction is prudent. Development continues on land we have acquired in Florida, Georgia, and South Carolina as we diversify and expand our operations. Three new communities opened for sales during the quarter ended June 30, 2006. The value of our backlog has grown since December 31, 2005, reflecting higher average selling prices and increased units. While the average selling prices of our homes have increased over the last several years and allowed us to more than offset rising construction costs, sales prices in the current market in Florida are subject to downward pressure associated with a highly competitive market and the need to offer buyer incentives and other programs to increase sales. Therefore, margins may come under pressure as there does not appear to be any near-term moderation of costs. We continue to focus on quality control and customer satisfaction through the use of initiatives aimed at improving our customer experience, referral rate and competitive position.
Land Development Overview
          Land Division revenues have historically been generated primarily from two master-planned communities located in St. Lucie County, Florida — St. Lucie West and Tradition, Florida. Development activity in St. Lucie West was completed during the quarter ended June 30, 2006 with the sale of the final four acres of inventory. The master-planned community, Tradition, Florida encompasses more than 8,200 total acres, including approximately 5,800 net saleable acres. Approximately 1,650 acres had been sold and 84 acres were subject to firm sales contracts with various purchasers as of June 30, 2006. Traffic into the information center at Tradition, Florida has slowed in connection with the overall slowdown in the Florida homebuilding market, as well as the current availability of residential real estate inventory approved for development. However, discussions on potential transactions with homebuilders and commercial developers remain active. Our newest master-planned community, Tradition, South Carolina, which we acquired in 2005, encompasses 5,390 total acres, including approximately 3,000 net saleable acres and is currently entitled for up to 9,500 residential units and 1.5 million feet of commercial space, in addition to recreational areas, educational facilities and emergency services. Development commenced in the first quarter of 2006 and our first sale in South Carolina is expected to occur in the fourth quarter of 2006.
          The Land Division remains active in developing and marketing the master-planned communities. In addition to sales of parcels to homebuilders, the Land Division continues to expand its operations involving commercial properties through sales to developers and internally developing certain projects for leasing. In addition to sales to third party homebuilders and commercial developers, the Land Division periodically sells residential land to the Homebuilding Division.
Critical Accounting Policies and Estimates
          Critical accounting policies are those policies that are important to the understanding of our financial statements and may also involve estimates and judgments about inherently uncertain matters. In preparing our financial statements, management makes estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates require the exercise of judgment, as future events cannot be determined with certainty. Accordingly, actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in subsequent periods relate to the valuation of (i) real estate, including the estimation of costs required to complete development of a property; (ii) investments in real estate joint ventures and unconsolidated subsidiaries (including Bluegreen); (iii) the fair market value of assets and liabilities in the application of the purchase method of accounting; (iv) assumptions used in the analysis of discounted cash flows of the Tennessee operations; and (v) assumptions used in the valuation of stock based compensation. The accounting policies that we have identified as critical to the portrayal of our financial condition and results of operations are: (a) real estate inventories; (b) investments in unconsolidated subsidiaries; (c) homesite contracts and consolidation of variable interest entities; (d) revenue recognition; (e) capitalized interest; (f) income taxes and (g) accounting for share-based compensation. For a more detailed discussion of these critical accounting policies see “Critical Accounting Policies” appearing in our Annual Report on Form 10-K for the year ended December 31, 2005.
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
     The Company currently uses the Black-Scholes option-pricing model to determine the fair value of stock options. The determination of the fair value of option awards on the date of grant using the Black-Scholes option-pricing model is affected by the stock price and assumptions regarding the expected stock price volatility over the expected term of the awards, expected term of the awards, risk-free interest rate, expected forfeiture rate and expected dividends. If factors change and the Company uses different assumptions for estimating stock-based compensation expense in future periods or if the Company decides to use a different valuation model, the amounts recorded in future periods may differ significantly from the amounts recorded in the current period and could affect net income and earnings per share.
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

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2006	2005	Change	2006	2005	Change
(In thousands)	( U n a u d i t e d )			( U n a u d i t e d )
Revenues
Sales of real estate	$130,658	107,094	23,564	256,201	305,960	(49,759)
Title and mortgage operations	1,018	947	71	2,026	1,895	131

Total revenues	131,676	108,041	23,635	258,227	307,855	(49,628)

Costs and expenses
Cost of sales of real estate	100,910	84,547	16,363	202,965	215,136	(12,171)
Selling, general and administrative expenses	30,466	19,459	11,007	57,221	42,605	14,616
Other expenses	6,665	626	6,039	7,291	1,942	5,349

Total costs and expenses	138,041	104,632	33,409	267,477	259,683	7,794

Earnings from Bluegreen Corporation	2,152	4,729	(2,577)	2,103	6,867	(4,764)
(Loss) earnings from real estate joint ventures	(77)	42	(119)	(77)	132	(209)
Interest and other income	3,198	1,453	1,745	5,030	2,775	2,255

(Loss) income before income taxes	(1,092)	9,633	(10,725)	(2,194)	57,946	(60,139)
(Benefit) provision for income taxes	(355)	3,581	(3,936)	(797)	22,076	(22,873)

Net (loss) income	$(737)	6,052	(6,789)	(1,397)	35,870	(37,266)

For the Three Months Ended June 30, 2006 Compared to the Same 2005 Period:
          Consolidated net (loss) income decreased $6.8 million, or 112.2%, for the three months ended June 30, 2006 as compared to the same period in 2005. The decrease in net (loss) income was the result of higher selling, general and administrative expenses in all of the Divisions. In addition, other expenses increased as a result of the impairment charges in the Homebuilding Division. Further, Bluegreen Corporation’s earnings decreased during the three months ended June 30, 2006 as compared to the same period in 2005. These increases in expenses were partially offset by increases in margins on sales of real estate and interest and other income associated with the Land Divisions commercial operations.
          Our revenues from sales of real estate increased 22.0% to $130.7 million for the three months ended June 30, 2006 from $107.1 million for the same period in 2005. In the three months ended June 30, 2005, the Land Division did not deliver any parcels, recording revenues of $149,000 associated with lot premiums, while during the same period in 2006, the Land Division’s sales of real estate totaled $14.1 million. Additionally revenues from home sales increased to $116.6 million during the three months ended June 30, 2006, compared to $107.1 million for the same period in 2005. During the three months ended June 30, 2006, 392 homes were delivered as compared to 448 homes delivered during the same period in 2005. Despite the decrease in deliveries, revenues increased, largely as a result of an increase in average selling price of deliveries, which increased from $239,000 for the three months ended June 30, 2005 compared to $297,000 for the same period in 2006. The increase in the average price of our homes delivered was due to the price increases initiated throughout 2005 in the face of strong demand, particularly in Florida.

          Cost of sales increased 19.4% to $100.9 million during the three months ended June 30, 2006, as compared to the same period in 2005. The increase in cost of sales was attributable to land sales recorded by the Land Division, as well as greater costs of sales associated with the Homebuilding Division. Cost of sales as a percentage of related revenue decreased to 77.2% for the three months ended June 30, 2006, as compared to approximately 78.9% for the same period in 2005, due mainly to the margins realized by the Land Division. In the three months ended June 30, 2006, the Land Division delivered 48.5 acres at a margin of 45.2% while it did not have any deliveries during the same period in 2005.
          Selling, general and administrative expenses increased $11.0 million to $30.5 million during the three months ended June 30, 2006 compared to $19.5 million during the same period in 2005 primarily as a result of higher employee compensation and benefits, increased recruiting costs, advertising costs and professional services expenses. Employee compensation and benefit costs increased by approximately $3.8 million, from $9.2 million during the three months ended June 30, 2005 to $13.0 million for the same period in 2006. This increase relates to the number of our full time employees, increasing to 765 at June 30, 2006 from 576 at June 30, 2005, mainly related to the continued expansion of the Homebuilding activities and support functions. Approximately $612,000 of the increase in compensation expense was associated with non-cash stock based compensation for which no expense was recorded in the same period in 2005. We also experienced an increase in advertising and outside broker expense in the three months ended June 30, 2006 compared to the same period in 2005 due to the increased advertising for three new communities that were opened during the quarter and the increased advertising and outside broker costs associated with attracting buyers during the recent slowdown experienced in the homebuilding market. Lastly, professional services increased due to non-capitalizable consulting services performed in the three months ended June 30, 2006 related to our systems implementation. These expenses consist of documentation of process flows, training and other validation procedures that are being performed in connection with the system implementation. These costs did not exist in the three months ended June 30, 2005. As a percentage of total revenues, selling, general and administrative expenses increased to 23.0% during the three months ended June 30, 2006, from 18.1% during the same period in 2005 due to the increases in overhead spending. As noted in the overview section, management is reviewing our overhead spending to ensure the costs are commensurate with backlog, sales and deliveries.
          Interest incurred and capitalized totaled $9.5 million in the three months ended June 30, 2006 and $4.1 million for the same period in 2005. Interest incurred was higher due to higher outstanding balances of notes and mortgage notes payable, as well as increases in the average interest rate on our variable-rate debt. At the time of home closings and land sales, the capitalized interest allocated to such inventory is charged to cost of sales. Cost of sales of real estate for the three months ended June 30, 2006 and 2005 included previously capitalized interest of approximately $3.0 million and $2.7 million, respectively.
          Other expenses increased to $6.7 million during the three months ended June 30, 2006 from $626,000 for the same period in 2005. This increase was primarily attributable to impairment charges in the three months ended June 30, 2006 of approximately $6.0 million which consisted of $1.3 million in goodwill and $4.7 million related to the write-down of inventory in our Homebuilding Division associated with our Tennessee operations. Projections of future cash flows related to the remaining assets were discounted and used to determine the estimated impairment charges. Management is currently evaluating various strategies for our assets in Tennessee. As a result, additional impairment charges may be necessary in the future based on changes in estimates or actual selling prices of these assets.
          Bluegreen reported net income for the three months ended June 30, 2006 of $6.6 million, as compared to net income of $14.9 million for the same period in 2005. Our interest in Bluegreen’s earnings, net of purchase accounting adjustments, was $2.1 million for the three months ended June 30, 2006 compared to our interest in Bluegreen’s earnings of $4.7 million for the same period in 2005.
          Interest and other income increased from $1.5 million during the three months ending June 30, 2005 to $3.1 million during the same period in 2006. This change was primarily related to a $1.3 million gain on sale of fixed assets from our Land Division, an increase in lease and irrigation income from our Land Division, and higher interest income generated by our various interest bearing deposits.
For the Six Months Ended June 30, 2006 Compared to the Same 2005 Period:
          Consolidated net (loss) income decreased $37.2 million, or 103.9%, for the six months ended June 30, 2006 as compared to the same period in 2005. The decrease in net (loss) income was the result of decreased margins on sales of real estate by our Land Division and Other Operations and higher selling, general and administrative expenses associated with Other Operations and the Homebuilding Division. In addition, other expenses increased as a result of the impairment charges in the Homebuilding Division. Further, Bluegreen Corporation experienced a decline in earnings in the six months ended June 30, 2006 compared to the same period in 2005. These decreases were partially offset by an increase in interest and other income associated with the Land Divisions’ commercial operations.
          Our revenues from sales of real estate decreased 16.3% to $256.2 million for the six months ended June 30, 2006 from $306.0 million for the same period in 2005. This decrease was primarily attributable to the decrease in the Land Divisions and Other Operations sales of real estate in the six months ended June 30, 2006. In the six months ended June 30, 2005, the Land Division recorded land sales of $66.7 million while during the same period in 2006, the Land Division’s sales of real estate totaled $21.3 million. The large decrease is attributable to a bulk land sale of 1,294 acres for $64.7 million recorded by the Land Division in the six months ended June 30, 2005 compared to 105 acres sold by the Land Division for the same period in 2006. Revenues for 2005 also reflect sales of flex warehouse properties as Levitt Commercial delivered 44 flex warehouse units at two of its development projects, generating revenues of $14.7 million. Levitt Commercial did not deliver any units during the six months ended June 30, 2006. These decreases were slightly offset by an increase in revenues from home sales. Revenues from home sales increased to $234.8 million during the six months ended June 30, 2006 compared to $225.1 million for the same period in 2005. During the six months ended June 30, 2006, 831 homes were delivered as compared to 949 homes delivered during the same period in 2005, however the average selling price of deliveries increased to $283,000 for the six months ended June 30, 2006 from $237,000 for the same period in 2005. The increase in the average price of our homes delivered was the result of price increases initiated throughout 2005 in the face of strong demand, particularly in Florida.
          Cost of sales decreased 5.7% to $203.0 million during the six months ended June 30, 2006, as compared to the same period in 2005. The decrease in cost of sales was due to fewer land sales recorded by the Land Division and Other Operations. Cost of sales as a percentage of related revenue was approximately 79.2% for the six months ended June 30, 2006, as compared to approximately 70.3% for the same period in 2005, due mainly to distribution of cost of sales between the Homebuilding and Land Division. In the six months ended June 30, 2006 Land Division and Other Operations, which typically generate larger margin percentages, comprised 7% of total Cost of Sales, compared to 18% for the same period in 2005. In the six months ended June 30, 2006, the Land Division delivered 105 acres consisting of commercial land, residential land, and finished lots, at a margin of 40%, while delivering 1,304 acres at a margin of 59% during the same period in 2005.

          Selling, general and administrative expenses increased $14.6 million to $57.2 million during the six months ended June 30, 2006 compared to $42.6 million during the same period in 2005 primarily as a result of higher employee compensation and benefits, recruiting costs, advertising costs and professional services expenses. Employee compensation costs increased by approximately $4.3 million, from $21.0 million during the six months ended June 30, 2005 to $25.3 million for the same period in 2006. This increase relates to the number of full time employees which increased from 576 at June 30, 2005 to 765 at June 30, 2006 primarily as a result of the continued expansion of the Homebuilding activities and support functions. Further, approximately $1.3 million of the increase in compensation expense was associated with non-cash stock based compensation for which no expense was recorded in the same period in 2005. We also experienced an increase in advertising and outside broker expense in the six months ended June 30, 2006 compared to the same period in 2005 due to the increased advertising and outside broker costs for three new communities that were opened during 2006 and the increased advertising and outside broker costs associated with attracting buyers during the recent slowdown experienced in the homebuilding market. Lastly, professional services increased due to non-capitalizable consulting services performed in the six months ended June 30, 2006 related to our systems implementation. These expenses consist of documentation of process flows, training and other validation procedures that are being performed in connection with the system implementation. These costs did not exist in the six months ended June 30, 2005. As a percentage of total revenues, selling, general and administrative expenses increased to 22.2% during the six months ended June 30, 2006, from 13.8% during the same period in 2005 due to the increases in overhead spending noted above coupled with the decline in total revenues generated from our Land Division. As noted in the overview section, management is reviewing our overhead spending to ensure the costs are commensurate with backlog, sales and deliveries.
          Interest incurred and capitalized totaled $17.6 million for the six months ended June 30, 2006 and $7.6 million for the same period in 2005. Interest incurred was higher due to higher outstanding balances of notes and mortgage notes payable, as well as an increase in the average interest rate on our variable-rate debt. At the time of home closings and land sales, the capitalized interest allocated to such inventory is charged to cost of sales. Cost of sales of real estate for the six months ended June 30, 2006 and 2005 included previously capitalized interest of approximately $5.7 million, and $5.3 million, respectively.
          Other expenses increased to $7.3 million during the six months ended June 30, 2006 from $1.9 million in the same period in 2005. The increase was primarily attributable to impairment charges in the six months ended June 30, 2006 of approximately $6.0 million which consisted of $1.3 million in goodwill and $4.7 million related to the write-down of inventory in our Homebuilding Division associated with our Tennessee operations. Projections of future cash flows related to the remaining assets were discounted and used to determine the estimated impairment charges. Management is currently evaluating various strategies for our assets in Tennessee. As a result, additional impairment charges may be necessary in the future based on changes in estimates or actual selling prices of these assets. These increases were slightly offset by a decrease due to a $677,000 penalty on debt prepayment incurred during the six months ended June 30, 2005 at our Land Division. The penalty arose from the repayment of indebtedness under a line of credit using the proceeds of the bulk land sale described above.
          Bluegreen reported net income for the six months ended June 30, 2006 of $6.1 million, as compared to net income of $21.3 million for the same period in 2005. Our interest in Bluegreen’s earnings, net of purchase accounting adjustments, was $2.1 million for the 2006 period compared to $6.9 million for the same period in 2005.
          Interest and other income increased from $2.8 million during the six months ending June 30, 2005 to $5.0 million during the same period in 2006. This change was primarily related to a $1.3 million gain on sale of fixed assets from our Land Division, an increase in lease and irrigation income from our Land Division, and higher interest income generated by our various interest bearing deposits.
HOMEBUILDING DIVISION RESULTS OF OPERATIONS

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2006	2005	Change	2006	2005	Change
(In thousands, except unit information)	( U n a u d i t e d )			( U n a u d i t e d )
Revenues
Sales of real estate	$116,574	107,095	9,479	234,849	225,082	9,767
Title and mortgage operations	1,018	947	71	2,026	1,895	131

Total revenues	117,592	108,042	9,550	236,875	226,977	9,898

Costs and expenses
Cost of sales of real estate	92,619	84,273	8,346	189,116	177,852	11,264
Selling, general and administrative expenses	20,568	13,732	6,836	38,140	28,340	9,800
Other expenses	6,665	626	6,039	7,291	1,265	6,026

Total costs and expenses	119,852	98,631	21,221	234,547	207,457	27,090

Earnings from real estate joint ventures	—	—	—	—	104	(104)
Interest and other income	248	199	49	425	413	12

(Loss) income before income taxes	(2,011)	9,610	(11,621)	2,753	20,037	(17,284)
(Benefit) provision for income taxes	(85)	3,653	(3,738)	1,669	7,554	(5,885)

Net (loss) income	$(1,926)	5,957	(7,883)	1,084	12,483	(11,399)

Homes delivered (units)	392	448	(56)	831	949	(118)
Construction starts (units)	532	478	54	922	825	97
Average selling price of homes delivered	$297	239	58	283	237	46
Margin percentage on homes delivered	20.5%	21.3%	0.8%	19.5%	21.0%	(1.5%)
New sales contracts (units)	332	429	(97)	838	1,034	(196)
New sales contracts (value)	$117,304	133,874	(16,570)	286,691	299,155	(12,464)
Backlog of homes (units)	1,799	1,899	(100)	1,799	1,899	(100)
Backlog of homes (value)	$609,167	522,785	(86,382)	609,167	522,785	86,382
For the Three Months Ended June 30, 2006 Compared to the Same 2005 Period:
          Revenues from home sales were up 8.9% at $116.6 million during the three months ended June 30, 2006, compared to $107.1 million for the same period in 2005. During the three months ended June 30, 2006, 392 homes were delivered as compared to 448 homes delivered during the three months ended June 30, 2005. However, we experienced an increase in revenues due to an increase in the average price of our homes delivered due to the price increases initiated throughout 2005 in the face of strong demand, particularly in Florida. As discussed earlier there has been a general slowdown in the Florida market and management believes that price increases are not currently possible and additional sales incentives may be required in order to maintain sales levels.
          The value of new orders decreased to $117.3 million for the three months ended June 30, 2006, from $133.9 million for the same period in 2005. During the three months ended June 30, 2006, new unit orders decreased to 332 units, from 429 units during the same period in 2005. The decrease in new unit orders was the result of softening in markets as traffic trended downward and conversion rates slowed. The decrease in new orders was offset by the average sales price of new home orders increasing 13.1% to $353,000 for the three months ended June 30, 2006, from $312,000 during the same periods in 2005. Higher selling prices are primarily a reflection of a reduction of the percentage of sales in our Tennessee operations which historically have yielded lower average sales prices, as well as the price increases that occurred throughout 2005 that were maintained in the first six months of 2006. Construction starts increased as we continue to open new communities and implement our inventory management and production strategies for orders in 2005 and the six months ended June 30, 2006. The average sales price of the homes in backlog at June 30, 2006 increased 23.3% to $339,000, from $275,000 at June 30, 2005.
          Cost of sales increased 9.9% to $92.6 million during the three months ended June 30, 2006, compared to the same period in 2005. The increase in cost of sales was primarily due to the increased revenue from home sales and higher construction costs. The costs of labor and building materials continue to rise. The sales prices of homes in our backlog cannot be increased and the margins on the delivery of homes in backlog may be adversely affected by this trend.
          Margin percentage (which we define as sales of real estate minus cost of sales of real estate, divided by sales of real estate) declined from 21.3% in the three months ended June 30, 2005 compared to 20.5% during of the three months ended June 30, 2006. The decline was primarily attributable to higher construction costs related to costs of labor and building materials.
          Selling, general and administrative expenses increased 49.8% to $20.6 million during the three months ended June 30, 2006, as compared to the same period in 2005 primarily as a result of higher employee compensation and benefits expense, recruiting costs, higher outside broker fees, increased advertising, and costs of expansion throughout Florida, Georgia and South Carolina. Employee compensation and benefit costs increased by approximately $1.9 million, from $6.9 million during the three months ended June 30, 2005 to $8.8 million for the same period in 2006. The increase relates to the number of our full time employees increasing to 645 at June 30, 2006, from 507 at June 30, 2005 and mainly is related to the continued expansion of the Homebuilding activities and support functions. We also experienced an increase in advertising and outside broker costs in the three months ended June 30, 2006 compared to the same period in 2005 due to the increased advertising and outside broker for three new communities that were opened during the quarter and the increased advertising and outside broker costs needed to entice buyers during the slowdown that the homebuilding market is currently experiencing. As a percentage of total revenues, selling, general and administrative expense was approximately 17.5% for the three months ended June 30, 2006 compared to 12.7% for the same 2005 period. As we continue our expansion into the North Florida, Georgia, and South Carolina markets, we expect to continue to incur administrative start-up costs as well as certain sales related costs in advance of revenue recognition, which will continue to affect our operating results.
          Other expenses increased to $6.7 million during the three months ended June 30, 2006 from $626,000 for the same period in 2005. This increase was primarily attributable to impairment charges in the three months ended June 30, 2006 of approximately $6.0 million which consisted of $1.3 million in goodwill and $4.7 million related to the write-down of inventory in our Homebuilding Division associated with our Tennessee operations. Projections of future cash flows related to the remaining assets were discounted and used to determine the estimated impairment charges. Management is currently evaluating various strategies for our assets in Tennessee. As a result, additional impairment charges may be necessary in the future based on changes in estimates or actual selling prices of these assets.
          Interest incurred and capitalized totaled $6.5 million and $2.4 million for the three months ended June 30, 2006 and 2005, respectively. Interest incurred increased as a result of an increase in the average interest rate on our variable-rate borrowings as well as a $227.6 million increase in our borrowings from June 30, 2005. Most of our variable-rate borrowings are indexed to LIBOR or the Prime Rate. Our variable-rate borrowings increased to 8.25% at June 30, 2006, from 6.25% at June 30, 2005. At the time of home closings and land sales, the capitalized interest allocated to such inventory is charged to cost of sales. Cost of sales of real estate for the three months ended June 30, 2006 and 2005 included previously capitalized interest of approximately $2.4 million and $1.7 million, respectively.
Six Months Ended June 30, 2006 Compared to the Same 2005 Period:
          Revenues from home sales increased moderately to $234.8 million during the six months ended June 30, 2006, from $225.1 million during the same period in 2005. The increase is a result of an increase in average sale prices on home deliveries, which increased to $283,000 for the six months ended June 30, 2006, compared to $237,000 during the same period in 2005. While prices increased significantly, the effect on revenue was offset by a decrease in the number of deliveries which declined to 831 homes delivered during the six months ended June 30, 2006 from 949 homes during the same period in 2005.
          The value of new orders decreased to $286.7 million during the six months ended June 30, 2006, from $299.2 million during the same period in 2005. During the six months ended June 30, 2006, new unit orders decreased to 838 units, from 1,034 units during the same period in 2005 as a result of softening in markets as traffic trended downward and conversion rates slowed. The decrease in new orders was offset by the average sales price of new home orders increasing 18% during the six months ended June 30, 2006 to $342,000, from $289,000 during the same period in 2005. Higher selling prices are primarily a reflection of a reduction of the percentage of sales in our Tennessee operations which historically have yielded lower average sales prices, as well as the price increases that occurred throughout 2005 that were maintained in the first six months of 2006.
          Cost of sales increased $11.3 million to $189.1 million during the six months ended June 30, 2006, from $177.9 million during the same period in 2005. The increase in cost of sales was primarily due to the increased revenue from home sales and higher construction costs as discussed earlier.
          Margin percentage declined slightly during the six months ended June 30, 2006 to 19.5%, from 21.0% during the same period in 2005. The decline for the six month period was due to the higher construction costs as discussed earlier.
          Selling, general and administrative expenses increased 34.6% to $38.1 million during the six months ended June 30, 2006, as compared to the same period in 2005 primarily as a result of higher employee compensation and benefits expense, recruiting costs, higher outside sales commissions, increased advertising, and costs of expansion throughout Florida, Georgia and South Carolina. Employee compensation costs increased by approximately $4.1 million, from $12.8 million during the six months ended June 30, 2005 to $16.9 million for the same period in 2006. The increases are a result of the same factors discussed above. As a percentage of total revenues, selling, general and administrative expense was approximately 16.1% for the six months ended June 30, 2006 compared to 12.5% for the same period in 2005, for the reasons noted above.
          Other expenses increased to $7.3 million during the six months ended June 30, 2006 from $1.3 million in the same period in 2005. The increase was primarily attributable to impairment charges in the six months ended June 30, 2006 of approximately $6.0 million which consisted of $1.3 million in goodwill and $4.7 million related to the write-down of inventory in our Homebuilding Division associated with our Tennessee operations. Projections of future cash flows related to the remaining assets were discounted and used to determine the estimated impairment charges. Management is currently evaluating various strategies for our assets in Tennessee. As a result, additional impairment charges may be necessary in the future based on changes in estimates or actual selling prices of these assets.
          Interest incurred and capitalized on notes and mortgages payable totaled $11.8 million during the six months ended June 30, 2006, compared to $4.5 million during the same period in 2005. Interest incurred increased as a result of an increase in the average interest rate on our variable-rate borrowings as well as a $227.6 million increase in our borrowings from June 30, 2005. Most of our variable-rate borrowings are indexed to either LIBOR or the Prime Rate, which increased to 8.25% at June 30, 2006, from 6.25% at June 30, 2005. Cost of sales of real estate associated with previously capitalized interest totaled $4.5 million during the six months ended June 30, 2006 as compared to $3.4 million for the same period in 2005.
LAND DIVISION RESULTS OF OPERATIONS

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2006	2005	Change	2006	2005	Change
(In thousands, except acres information)	( U n a u d i t e d )			( U n a u d i t e d )
Revenues
Sales of real estate	$14,086	149	13,937	21,358	66,700	(45,342)

Total revenues	14,086	149	13,937	21,358	66,700	(45,342)

Costs and expenses
Cost of sales of real estate	7,718	182	7,536	12,737	27,272	(14,535)
Selling, general and administrative expenses	3,034	1,949	1,085	5,820	6,395	(575)
Other expenses	—	—	—	—	677	(677)

Total costs and expenses	10,752	2,131	8,621	18,557	34,344	(15,787)

Interest and other income	2,111	425	1,686	3,099	846	2,253

Income(Loss) before income taxes	5,445	(1,557)	7,002	5,900	33,202	(27,302)
Provision(Benefit) for income taxes	2,068	(624)	2,692	2,205	12,812	(10,607)

Net income(loss)	$3,377	(933)	4,310	3,695	20,390	(16,695)

Acres sold	48.5	—	48.5	105	1,304	(1,199)
Margin percentage	45.2%	(22.1%)	67.4%	40.4%	59.1%	(18.7%)
Unsold saleable acres	7,138	4,657	2,481	7,138	4,657	2,481
Acres subject to sales contracts	84	545	(461)	84	545	(461)
Acres subject to sales contracts (value)	$15,387	59,884	(44,497)	15,387	59,884	(44,497)
          Due to the nature and size of individual land transactions, our Land Division results are subject to significant quarter to quarter volatility. We calculate margin as sales of real estate minus cost of sales of real estate, and have historically realized between 40% and 60% margin on Land Division sales. Margins fluctuate based upon changing sales prices and costs attributable to the land sold. The sales price of land sold varies depending upon: the location; the parcel size; whether the parcel is sold as raw land, partially developed land or individually developed lots; the degree to which the land is entitled; and whether the ultimate use of land is residential or commercial. The cost of sales of real estate is dependent upon the original cost of the land acquired, the timing of the acquisition of the land, and the amount of development and interest and real estate tax costs capitalized to the particular land parcel. Allocations to costs of sales involve management judgment and an estimate of future costs of development, which can vary over time due to labor and material cost increases, master plan design changes and regulatory modifications. Accordingly, allocations are subject to change for elements often beyond management's control. Future margins will continue to vary in response to these and other market factors.
          The value of acres subject to sales contracts decreased from $59.8 million at June 30, 2005 to $15.4 million at June 30, 2006. The backlog consists of executed contracts and provides a partial indication of potential future sales activity and value per acre. Depending upon the underlying land, other contracts are executed and closed, and therefore do not appear in the backlog. Therefore, the backlog is not useful as a primary indicator of future sales activity.
For the Three Months Ended June 30, 2006 Compared to the Same 2005 Period:
          Revenues increased $14.0 million to $14.1 million during the three months ended June 30, 2006, as compared to the same period in 2005. Of the total 48.5 acres sold in 2006, raw land sales to commercial developers as well as homebuilders comprised 24.9 acres. There were no sales in the three months ended June 30, 2005.
          Cost of sales increased $7.5 million to $7.7 million during the three months ended June 30, 2006, as compared to $182,000 for the same period in 2005. The increase in cost of sales was due to the increase in sales activity. The 2005 cost of sales was associated with an adjustment to our cost to complete accruals. Cost of sales as a percentage of related revenue was approximately 54.8% for the three months ended June 30, 2006. Of the total sales, raw land sales comprised 24.9 acres at a margin of 49% while the remaining lot sales generated a margin of 32%.
          Selling, general and administrative expenses increased to $3.0 million during the three months ended June 30, 2006 as compared to $1.9 million for the same period in 2005. The increase primarily was a result of higher incentive compensation associated with the increase in profitability during the three months ended June 30, 2006 compared to the same period in 2005. Additionally, increases in compensation and other administrative expenses are attributable to increased headcount in support of our expansion into the South Carolina market, increased insurance costs in Florida, and increased depreciation associated with those assets being internally developed which will generate additional revenue in the future.
          Interest incurred and capitalized for the three months ended June 30, 2006 and 2005 was approximately $1.5 million and $500,000, respectively. Interest incurred was higher due to higher outstanding balances of notes and mortgage notes payable, as well as to an increase in the average interest rate on our variable-rate debt.
          The increase in interest and other income from $425,000 for the three months ended June 30, 2005 to $2.1 million for the same period in 2006 is primarily related to a $1.3 million gain on sale of fixed assets, an increase in lease and irrigation income, and higher interest income generated by our various interest bearing deposits.
Six Months Ended June 30, 2006 Compared to the Same 2005 Period:
          Revenues decreased 68.0% to $21.4 million during the six months ended June 30, 2006, from $66.7 during the same period in 2005. During the six months ended June 30, 2006, we sold 105 acres at an average margin of 40.4%. The decrease in revenue was primarily attributable to a large bulk sale of land adjacent to Tradition, consisting of a total of 1,294 acres for $64.7 million, which occurred in the six months ended June 30, 2005. Acres sold in 2006 have been more evenly distributed to different developers as well as between land and lot sales. For the six months ended June 30, 2006, land sales represent 51% of the total acres sold while lot sales represent the remaining 49%.
          Cost of sales decreased $14.5 million to $12.7 million during the six months ended June 30, 2006, as compared to $27.3 million for the same period in 2005. The decrease in cost of sales was due to the decrease in sales activity. Cost of sales as a percentage of related revenue was approximately 59.6% for the six months ended June 30, 2006 compared to 40.9% for the same period in 2005.
          Selling, general and administrative expenses decreased 9.0% to $5.8 million during the six months ended June 30, 2006, from $6.4 million during the same period in 2005. The decrease primarily is a result of lower incentive compensation in 2006 associated with the decrease in profitability from the six months ended June 30, 2005 to the same period in 2006. The decrease in incentive compensation was partially offset by increases in compensation and other administrative expenses associated with our expansion into the South Carolina market, increased insurance costs in Florida, and increased depreciation associated with those assets being internally developed. As a percentage of total revenues, our selling, general and administrative expenses increased to 27.2% during the six months ended June 30, 2006, from 10% during the same period in 2005. The large variance is attributable to the large land sale that occurred in the six months ended June 30, 2005 which created a large increase in revenue without a corresponding increase in selling, general and administrative expenses due to the fixed nature of many of the Land Division’s expenses.
          The decrease in other expenses was attributable to a $677,000 penalty on debt prepayment incurred during the six months ended June 30, 2005 period arising from the prepayment of indebtedness under a line of credit using the proceeds of the bulk land sale described above.
          Interest incurred and capitalized during the six months ended June 30, 2006 and 2005 was $2.8 million and $960,000, respectively. Interest incurred was higher due to higher outstanding balances of notes and mortgage notes payable, as well as to an increase in the average interest rate on our variable-rate debt. Cost of sales of real estate during the six months ended June 30, 2006 included previously capitalized interest of $98,000, compared to $536,000 during the same period in 2005.
          The increase in interest and other income from $846,000 for the six months ended June 30, 2005 to $3.1 million for the same period in 2006 is primarily related to a $1.3 million gain on sale of fixed assets, an increase in lease and irrigation income, and higher interest income generated by our various interest bearing deposits.

OTHER OPERATIONS RESULTS OF OPERATIONS

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2006	2005	Change	2006	2005	Change
(In thousands)	( U n a u d i t e d )			( U n a u d i t e d )
Revenues
Sales of real estate	$—	—	—	—	14,709	(14,709)

Total revenues	—	—	—	—	14,709	(14,709)

Costs and expenses
Cost of sales of real estate	656	624	32	1,298	11,950	(10,652)
Selling, general and administrative expenses	6,863	3,778	3,085	13,260	7,870	5,390
Other expenses	—	—	—	—	—	—

Total costs and expenses	7,519	4,402	3,117	14,558	19,820	(5,262)

Earnings from Bluegreen Corporation	2,152	4,729	(2,577)	2,103	6,867	(4,764)
(Loss) earnings from real estate joint ventures	(77)	42	(119)	(77)	28	(105)
Interest and other income	859	829	(30)	1,541	1,516	25

Income before income taxes	(4,585)	1,198	(5,783)	(10,991)	3,300	(14,291)
Provision for income taxes	(2,371)	392	(2,763)	(4,735)	1,155	(5,890)

Net income	$(2,214)	806	(3,020)	(6,256)	2,145	(8,401)

          Other Operations include all other Company operations, including Levitt Commercial, Parent Company general and administrative expenses, earnings from our investment in Bluegreen and (loss) earnings from investments in various real estate projects and trusts. We currently own approximately 9.5 million shares of the common stock of Bluegreen, which represented approximately 31% of Bluegreen’s outstanding shares as of June 30, 2006. Under equity method accounting, we recognize our pro-rata share of Bluegreen’s net income (net of purchase accounting adjustments) as pre-tax earnings. Bluegreen has not paid dividends to its shareholders; therefore, our earnings represent only our claim to the future distributions of Bluegreen’s earnings. Accordingly, we record a tax liability on our portion of Bluegreen’s net income. Our earnings in Bluegreen increase or decrease concurrently based on Bluegreen’s results. Furthermore, a significant reduction in Bluegreen’s financial position could result in an impairment charge against our future results of operations.
For the Three Months Ended June 30, 2006 Compared to the Same 2005 Period:
          Cost of sales of real estate in Other Operations includes the expensing of interest previously capitalized to reconcile the interest expense on a consolidated basis with the interest expensed in the Company’s other segments regardless of whether sales were incurred in the period. Cost of sales increased to $656,000 during the three months ended June 30, 2006, as compared to $624,000 during the three months ended June 30, 2005. The slight increase is attributable to larger debt levels than in the prior period.
          Bluegreen reported net income for the three months ended June 30, 2006 of $6.6 million, as compared to net income of $14.9 million for the same period in 2005. Our interest in Bluegreen’s earnings, net of purchase accounting adjustments, was $2.2 million for the three months ended June 30, 2006 compared to $4.7 million for the same period in 2005.
          Selling, general and administrative expenses increased to $6.9 million during the three months ended June 30, 2006 as compared to $3.8 million during the three months ended June 30, 2005. This increase is a result of higher employee compensation and benefits, recruiting expenses, and professional services expenses. Employee compensation costs increased by approximately $1.2 million, from $1.8 million during the three months ended June 30, 2005 to $3.0 million for the same period in 2006. The increase relates to the increase in the number of full time employees to 63 at June 30, 2006 from 34 at June 30, 2005. Additionally, approximately $612,000 of the increase in compensation expense was associated with non-cash stock-based compensation for which no expense was recorded in the same period in 2005. Professional services also increased due to non-capitalizable consulting services being performed in the three months ended June 30, 2006 related to our systems implementation. These expenses consist of documentation of process flows, training and other validation procedures that are being performed in connection with the systems implementation. These costs did not exist in the three months ended June 30, 2005.
          Interest incurred and capitalized in Other Operations was approximately $1.5 million and $1.2 million for the three months ended June 30, 2006 and 2005, respectively. The increase in interest incurred was attributable to an increase in mortgage notes payable associated with Levitt Commercial’s development activities, an increase in the junior subordinated debentures and an increase in the average interest rate on our borrowings. Those amounts include adjustments to reconcile the amount of interest eligible for capitalization on a consolidated basis with the amounts capitalized in the Company’s other business segments.
Six Months Ended June 30, 2006 Compared to the Same 2005 Period:
          Sales of real estate decreased $14.7 million in the six months ended June 30, 2006 compared to the same period in 2005. During the six months ended June 30, 2006, Levitt Commercial did not deliver any flex warehouse units as compared to 44 flex warehouse units delivered generating revenues of $14.7 million during the same period in 2005. Deliveries of individual flex warehouse units by Levitt Commercial generally occur in rapid succession upon the completion of a warehouse building. Accordingly, revenues from Levitt Commercial’s development in any one quarter are not representative of following quarters or the full year. Levitt Commercial has two flex warehouse projects currently in development that are expected to be completed during 2006, at which time we expect to generate additional revenue associated with those projects.
          Cost of sales of real estate decreased $10.7 million from $12.0 million in the six months ended June 30, 2005 to $1.3 million in the six months ended June 30, 2006. Cost of sales of real estate in Other Operations in the six months ended June 30, 2005 includes the cost of sales on flex warehouse units delivered.
          Bluegreen reported net income for the six months ended June 30, 2006 of $6.1 million, as compared to net income of $21.3 million for the same period in 2005. Our interest in Bluegreen’s earnings, net of purchase accounting adjustments, was $2.1 million for the six months ended June 30, 2006 compared to $6.9 million for the same period in 2005.
          Selling, general and administrative expense increased 68% to $13.3 million during the six months ended June 30, 2006, from $7.9 million during the same period in 2005. The increase is a result of higher employee compensation and benefits, recruiting expenses, and professional services expenses. Employee compensation costs increased by approximately $3.2 million from $3.0 million during the six months ended June 30, 2005 to $6.2 million for the same period in 2006. The increase relates to the increase in the number of full time employees to 63 at June 30, 2006 from 34 at June 30, 2005. Additionally, approximately $1.3 million of the increase in compensation expense was associated with non-cash stock-based compensation for which no expense was recorded in the same period in 2005. Professional services also increased due to non-capitalizable consulting services being performed in the six months ended June 30, 2006 related to our systems implementation. These expenses consist of documentation of process flows, training and other validation procedures that are being performed in connection with the system implementation. These costs did not exist in the six months ended June 30, 2005.
          Interest incurred and capitalized on notes and mortgage notes payable totaled $3.0 million during the six months ended June 30, 2006, compared to $2.1 million during the same period in 2005. The increase in interest incurred was attributable to an increase in mortgage notes payable associated with Levitt Commercial’s development activities, an increase in the junior subordinated debentures and an increase in the average interest rate on our borrowings. Cost of sales of real estate includes previously capitalized interest of $1.3 million and $1.4 million during the six months ended June 30, 2006 and 2005, respectively.

FINANCIAL CONDITION
June 30, 2006 compared to December 31, 2005
          Our total assets at June 30, 2006 and December 31, 2005 were $1.0 billion and $896 million, respectively.
          The material changes in the composition of assets primarily resulted from:
•	a net decrease in cash and cash equivalents of $40.3 million, which resulted from cash used in operations and investing activities of $155 million, partially offset by an increase in cash provided by financing activities of $114 million;

•	a net increase in inventory of real estate of approximately $143.4 million which includes approximately $64.2 million in land acquisitions by our Homebuilding Division; and

•	an increase of $18.6 million in property and equipment associated with increased investment in commercial properties under construction at Core Communities, and hardware and software acquired for our systems upgrade.
          Total liabilities at June 30, 2006 and December 31, 2005 were $670 million and $546 million, respectively.
          The material changes in the composition of total liabilities primarily resulted from:
•	a net increase in notes and mortgage notes payable of $100.4 million, primarily related to project debt associated with 2006 land acquisitions and land development activities;

•	an increase of $5.1 million in customer deposits associated with our larger homebuilding backlog;

•	an increase of $15.4 million in junior subordinated debentures;

•	an increase of $17.9 million in accounts payable and accrued liabilities, relating to accruals for increased selling general and administrative costs, certain construction related accruals, and the timing of invoices processed; and

•	a decrease in the current tax liability of approximately $12.6 million relating primarily to the decrease in our taxable income to a loss position and the timing of estimated tax payments.
LIQUIDITY AND CAPITAL RESOURCES
          Management assesses the Company’s liquidity in terms of its ability to generate cash to fund its operating and investment activities. During the six months ended June 30, 2006, our primary sources of funds were the proceeds from the sale of real estate inventory and borrowings from financial institutions. These funds were utilized primarily to acquire, develop and construct real estate, to service and repay borrowings and to pay operating expenses.
          The Company’s cash declined $40.3 million during the six months ended June 30, 2006 as a result of its continued investment in inventory. The Company also utilized borrowings to finance the purchase of that inventory. Net cash used in operations totaled $143.5 million with $157.3 million expended on inventory, including raw land and construction materials. Net cash used in investing totaled $11.1 million, with $12.4 million were additions to property and equipment. These expenditures were offset by an increase in cash generated from various project related and corporate debt. Total cash provided by financing was $114.3 million, with borrowings totaling $227.7 million and repayments representing $112.0 million.
          We rely on third party financing to fund the acquisition and development of land. During the three months ended June 30, 2006, Core Communities secured a loan with a third party lender for up to $60.9 million for the development of a commercial project. Additionally, during the three months ended June 30, 2006, Levitt and Sons entered into various amendments of its existing credit facilities to increase the amount available for borrowing by an aggregate of $100.0 million. These debt instruments are secured by real property and accrue interest at floating rates.
          On June 1, 2005, we formed a statutory business trust (“LCT III”) which issued $15.0 million of trust preferred securities and used the proceeds to purchase an identical amount of junior subordinated debentures from us. Interest on these junior subordinated debentures and distributions on these trust preferred securities are payable quarterly in arrears at a fixed rate of 9.251% through June 30, 2011, and thereafter at a variable rate of interest, per annum, reset quarterly, equal to the 3-month LIBOR plus 3.80% until the scheduled maturity date of June 2036. In addition, we contributed $464,000 to LCT III in exchange for all of its common securities, and those proceeds were also used to purchase an identical amount of junior subordinated debentures from us. The terms of LCT III’s common securities are nearly identical to the trust preferred securities.
          On July 18, 2006, we formed a statutory business trust (“LCT IV”) for the purpose of issuing trust preferred securities and investing the proceeds thereof in junior subordinated debentures. LCT IV issued $15.0 million of trust preferred securities and used the proceeds to purchase an identical amount of junior subordinated debentures from us. Interest on these junior subordinated debentures and distributions on these trust preferred securities are payable quarterly in arrears at a fixed rate of 9.349% through September 30, 2011, and thereafter at a variable rate of interest, per annum, reset quarterly, equal to the 3-month LIBOR plus 3.80% until the scheduled maturity date of September 2036. In addition, we contributed $464,000 to LCT IV in exchange for all of its common securities, and those proceeds were also used to purchase an identical amount of junior subordinated debentures from us. The terms of LCT IV’s common securities are nearly identical to the trust preferred securities.
          In addition to the liquidity provided by our existing credit facilities, we expect to continue to fund our short-term liquidity requirements through future cash provided by operations, other financing activities and our cash on hand. We expect to meet our long-term liquidity requirements for items such as acquisitions, debt service and repayment obligations primarily with net cash provided by operations and long-term secured and unsecured indebtedness. As of June 30, 2006 and December 31, 2005, we had cash and cash equivalents of $73.3 million and $113.6 million, respectively.
          At June 30, 2006, our consolidated debt totaled $523.6 million. Our principal payment obligations with respect to our debt for the 12 months beginning June 30, 2006 are anticipated to total $39.6 million. However, certain of our borrowings require us to repay specified amounts upon a sale of portions of the property securing the debt. These amounts would be in addition to the scheduled payments over the next twelve months. We expect to generate most of the funds to repay these amounts from sales of real estate, other financing activities and our cash on hand. Some of our borrowing agreements contain provisions that, among other things, require us to maintain certain financial ratios and a minimum net worth. These requirements may limit the amount of debt that we can incur in the future and restrict the payment of dividends to us by our subsidiaries. At June 30, 2006, we were in compliance with all loan agreement financial requirements and covenants.

Off Balance Sheet Arrangements and Contractual Obligations
          In connection with the development of certain of our communities, we establish community development districts to access bond financing for the funding of infrastructure development and other projects within the community. If we were not able to establish community development districts, we would need to fund community infrastructure development out of operating income or through other sources of financing or capital. The bonds issued are obligations of the community development district and are repaid through assessments on property within the district. To the extent that we own property within a district when assessments are levied, we will be obligated to pay the assessments when they are due. As of June 30, 2006, development districts in Tradition, Florida had $62 million of community development district bonds outstanding and we owned approximately 43% of the property in those districts. During the three months ended June 30, 2006, we recorded approximately $244,231 in assessments on property we owned in the districts. These costs were capitalized to inventory as development costs and will be recognized as cost of sales when the assessed properties are sold to third parties.
          The following table summarizes our contractual obligations as of June 30, 2006 (in thousands):

		Payments due by period
		Less than	2 - 3	4 - 5	More than
Category	Total	1 year	Years	Years	5 years
Long-term debt obligations (1)	$523,654	39,565	328,872	40,520	114,697
Operating lease obligations	11,940	2,868	3,532	2,247	3,294
Purchase obligations	72,359	72,359	—	—	—

Total Obligations	$607,953	114,792	332,404	42,767	117,991

(1)	Amounts exclude interest
          Long-term debt obligations consist of notes, mortgage notes and bonds payable. Operating lease obligations consist of lease commitments. Purchase obligations consist of contracts to acquire real estate properties for development and sale for which due diligence has been completed and our deposit is committed; however our liability for not completing the purchase of any such property is generally limited to the deposit we made under the relevant contract. At June 30, 2006, we had $2.0 million in deposits securing such purchase commitments
          At June 30, 2006, we had outstanding surety bonds and letters of credit of approximately $126.1 million related primarily to obligations to various governmental entities to construct improvements in our various communities. We estimate that approximately $98.5 million of work remains to complete these improvements. We do not believe that any outstanding bonds or letters of credit will likely be drawn upon.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
          Market risk is defined as the risk of loss arising from adverse changes in market valuations that arise from interest rate risk, foreign currency exchange rate risk, commodity price risk and equity price risk. We have a risk of loss associated with our borrowings as we are subject to interest rate risk on our long-term debt. At June 30, 2006, we had $433.6 million in borrowings with adjustable rates tied to the prime rate and/or LIBOR rates and $90.1 million in borrowings with fixed or initially-fixed rates. Consequently, the impact on our variable rate debt from changes in interest rates may affect our earnings and cash flows but would generally not impact the fair value of such debt. With respect to fixed rate debt, changes in interest rates generally affect the fair market value of the debt but not our earnings or cash flow.
          Assuming the variable rate debt balance of $433.6 million outstanding at June 30, 2006 (which does not include initially fixed-rate obligations which will not become floating rate during 2006) were to remain constant, each one percentage point increase in interest rates would increase the interest incurred by us by approximately $4.3 million per year.
NEW ACCOUNTING PRONOUNCEMENTS.
          In December 2004, FASB issued Statement No. 152 (“Accounting for Real Estate Time-Sharing Transactions—an amendment of FASB Statements No. 66 and 67). This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position 04-02 Accounting for Real Estate Time-Sharing Transactions (“SOP 04-02”). This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-02. Effective January 1, 2006, Bluegreen adopted SOP 04-02 which resulted in a one-time, non-cash, cumulative effect of change in accounting principle charge of $4.5 million to Bluegreen for the six months ended June 30, 2006, and accordingly reduced the earnings in Bluegreen recorded by us by approximately $1.4 million for the same period.
          In December 2004, the FASB issued Staff Position 109-1 (“FSP 109-1”), “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” The American Jobs Creation Act provides a 3% deduction on “qualified domestic production activities income” and is effective our fiscal year ending December 31, 2006, subject to certain limitations. This deduction provides a tax savings against income attributable to domestic production activities, including the construction of real property. When fully phased-in, the deduction will be up to 9% of the lesser of “qualified production activities income” or taxable income. Based on the guidance provided by FSP 109-1, this deduction should be accounted for as a special deduction under SFAS No. 109, Accounting for Income Taxes, and will reduce tax expense in the period or periods that the amounts are deductible on the tax return. We will continue to assess the potential impact of this new deduction for the year ending December 31, 2006.
          In June 2006, the FASB issued FIN No. 48 (“Accounting for Uncertainty in Income Taxes — an interpretation of FASB No. 109”.) FIN 48 provides guidance for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. FIN 48 substantially changes the accounting policy for uncertain tax positions and is likely to cause greater volatility in the provision for income taxes. The interpretation also revises disclosure requirements including a tabular roll-forward of unrecognized tax benefits. The interpretation is effective as of January 1, 2007 and management believes that the adoption of this Statement will not have an impact on the financial statements.

Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
          As of June 30, 2006, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO), our Chief Financial Officer (CFO) and our Chief Accounting Officer (CAO), as to the effectiveness, design and operation of our disclosure controls and procedures (pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)). As discussed below, we have made changes in our internal controls since the filing of our Form 10-K as of December 31, 2005 which we believe remediate the material weakness identified below. We are relying on those changes in internal controls as an integral part of our disclosure controls and procedures. Based upon the results of the evaluation of our disclosure controls and procedures, management, including our CEO, CFO and CAO, concluded that our disclosure controls and procedures were effective as of June 30, 2006.
Changes in Internal Control over Financial Reporting
          As discussed in our 2005 Annual Report on Form 10-K, we did not maintain effective controls as of December 31, 2005 over the segregation of duties performed by senior financial personnel with regard to (1) the cash disbursement function, (2) the journal entry process, and (3) access to our financial reporting systems. Furthermore, it was determined that management did not have adequate documentation of the oversight and review of these individuals to compensate for the inadequate segregation of duties. The remedial actions implemented in 2006 relating to this material weakness are described below.
          During the first quarter of 2006, we implemented automated and manual controls for our financial systems to restrict responsibilities and financial reporting system access rights for senior financial personnel. We finished designing, implementing, and testing the operating effectiveness of the changes in these controls in the first quarter of 2006 and determined that all access rights within our financial system were appropriately assigned as of June 30, 2006. We believe that the changes in our internal controls described above have remediated the material weakness.
          In addition, we reviewed our internal control over financial reporting, and there have been no other changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
          There have been no material changes in our legal proceedings from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.
Item 1A. Risk Factors
          There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.
Item 4. Submission of Matters to a Vote of Security Holders
Election of Directors
          The Company held its Annual Meeting of Shareholders on May 16, 2006. At the meeting the holders of the Company’s Class A and Class B common stock (“Shareholders”) voting together as a single class elected the following three directors to serve on the Company’s Board of Directors until the Annual Meeting in 2009 by the following votes:

Nominee	For	Withheld
James Blosser	32,711,235	244,286
Darwin Dornbush	32,447,430	508,091
Alan B. Levan	32,433,931	521,590
The other directors continuing in office are John E. Abdo, Joel Levy, William R. Nicholson, Alan J. Levy, S. Lawrence Kahn, III and William Scherer.
Approval of Amended and Restated 2003 Stock Incentive Plan
          The Shareholders voting together as a single class approved to increase the maximum number of shares of the Company’s Class A Common Stock. $.01 par value, that may be issued for restricted stock awards and upon the exercise of options under the plan from 1,500,000 to 3,000,000 shares by the following votes:

For	Against	Abstain
21,727,119	6,676,740	42,999
Item 6. Exhibits
Index to Exhibits

Exhibit 31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.3*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.3*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Exhibits filed with this Form 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEVITT CORPORATION
Date: August 7, 2006	By:	/s/ Alan B. Levan
Alan B. Levan, Chief Executive Officer

Date: August 7, 2006	By:	/s/ George P. Scanlon
George P. Scanlon, Executive Vice President,
Chief Financial Officer

Date: August 7, 2006	By:	/s/ Jeanne T. Prayther
Jeanne T. Prayther, Chief Accounting Officer