Form 10-Q
period 2006-09-30
LEVITT CORP
filed 2006-11-09
CIK 1218320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended SEPTEMBER 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to ________________
Commission file number: 001-31931
LEVITT CORPORATION
(Exact name of registrant as specified in its charter)

FLORIDA	11-3675068
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2100 W. Cypress Creek Road,
Fort Lauderdale, FL	33309
(Address of principal executive offices)	(Zip Code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐            No ☒
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2006
Class A Common stock, $0.01 par value	18,609,024
Class B Common stock, $0.01 par value	1,219,031

Levitt Corporation
Index to Unaudited Consolidated Financial Statements

PART I. FINANCIAL INFORMATION 3
Item 1. Financial Statements:
Levitt Corporation
Consolidated Statements of Financial Condition — Unaudited
(In thousands, except share data)

	September 30,	December 31,
	2006	2005
Assets

Cash and cash equivalents	$65,231	113,562
Restricted cash	408	1,818
Inventory of real estate	845,565	611,260
Investment in Bluegreen Corporation	106,045	95,828
Property and equipment, net	70,278	44,250
Other assets	29,069	28,955

Total assets	$1,116,596	895,673

Liabilities and Shareholders’ Equity

Accounts payable and accrued liabilities	$101,083	66,652
Customer deposits	54,017	51,686
Current income tax payable	—	12,551
Notes and mortgage notes payable	518,170	353,846
Junior subordinated debentures	85,052	54,124
Deferred tax liability, net	4,942	7,028

Total liabilities	763,264	545,887

Shareholders’ equity:
Preferred stock, $0.01 par value Authorized: 5,000,000 shares Issued and outstanding: no shares	—	—

Class A Common Stock, $0.01 par value Authorized: 50,000,000 shares Issued and outstanding: 18,609,024 and 18,604,053 shares, respectively	186	186

Class B Common Stock, $0.01 par value Authorized: 10,000,000 shares Issued and outstanding: 1,219,031 and 1,219,031 shares, respectively	12	12

Additional paid-in capital	183,515	181,084
Unearned compensation	—	(110)
Retained earnings	167,354	166,969
Accumulated other comprehensive income	2,265	1,645

Total shareholders’ equity	353,332	349,786

Total liabilities and shareholders’ equity	$1,116,596	895,673

See accompanying notes to unaudited consolidated financial statements.

Levitt Corporation
Consolidated Statements of Operations — Unaudited
(In thousands, except per share data)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Revenues:
Sales of real estate	$130,939	128,520	387,140	434,480
Title and mortgage operations	936	962	2,962	2,857

Total revenues	131,875	129,482	390,102	437,337

Costs and expenses:
Cost of sales of real estate	104,520	98,455	307,485	313,591
Selling, general and administrative expenses	32,736	20,070	89,957	62,675
Other expenses	615	1,448	7,906	3,390

Total costs and expenses	137,871	119,973	405,348	379,656

Earnings from Bluegreen Corporation	6,923	5,951	9,026	12,818
Loss from real estate joint ventures	(128)	(207)	(205)	(75)
Interest and other income	3,569	1,924	8,598	4,699

Income before income taxes	4,368	17,177	2,173	75,123

Provision for income taxes	1,395	6,469	598	28,545

Net income	$2,973	10,708	1,575	46,578

Earnings per common share:
Basic	$0.15	0.54	0.08	2.35
Diluted	$0.15	0.53	0.07	2.32

Weighted average common shares outstanding:
Basic	19,824	19,817	19,822	19,816
Diluted	19,831	19,944	19,828	19,952

Dividends declared per common share:
Class A common stock	$0.02	0.02	0.06	0.06
Class B common stock	$0.02	0.02	0.06	0.06
See accompanying notes to unaudited consolidated financial statements.

Levitt Corporation
Consolidated Statements of Comprehensive Income — Unaudited
(In thousands)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Net income	$2,973	10,708	1,575	46,578

Other comprehensive income:
Pro-rata share of unrealized gain recognized by Bluegreen Corporation on retained interests in notes receivable sold	1,384	184	1,009	432
Provision for income taxes	(534)	(71)	(389)	(167)

Pro-rata share of unrealized gain recognized by Bluegreen Corporation on retained interests in notes receivable sold (net of tax)	850	113	620	265

Comprehensive income	$3,823	10,821	2,195	46,843

See accompanying notes to unaudited consolidated financial statements.

Levitt Corporation
Consolidated Statement of Shareholders’ Equity — Unaudited
Nine Months Ended September 30, 2006
(In thousands)

							Unearned	Accumulated
			Class A	Class B	Additional		Compensation	Compre-
	Class A	Class B	Common	Common	Paid-In	Retained	Restricted	hensive
	Shares	Shares	Stock	Stock	Capital	Earnings	Stock Grants	Income	Total
Balance at December 31, 2005	18,604	1,219	$186	12	181,084	166,969	(110)	1,645	349,786

Net income						1,575			1,575

Pro-rata share of unrealized gain recognized by Bluegreen on sale of retained interests, net of tax								620	620

Issuance of restricted stock	5								—

Issuance of Bluegreen common stock, net of tax					113				113

Cash dividends paid						(1,190)			(1,190)

Share based compensation related to stock options and restricted stock					2,428				2,428

Reversal of unamortized stock compensation related to restricted stock upon adoption of SFAS 123(R)					(110)		110		—

Balance at September 30, 2006	18,609	1,219	$186	12	183,515	167,354	—	2,265	353,332

See accompanying notes to unaudited consolidated financial statements.

Levitt Corporation
Consolidated Statements of Cash Flows — Unaudited
(In thousands)

	Nine Months Ended
	September 30,
	2006	2005
Operating activities:
Net income	$1,575	46,578
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,517	1,348
Change in deferred income taxes	(2,545)	3,532
Earnings from Bluegreen Corporation	(9,026)	(12,818)
Earnings from unconsolidated trusts	(122)	(61)
Loss from real estate joint ventures	205	75
Share-based compensation expense related to stock options and restricted stock	2,428	—
Gain on sale of property and equipment	(1,329)	—
Impairment of inventory and long lived assets	6,049	—
Changes in operating assets and liabilities:
Restricted cash	1,410	928
Inventory of real estate	(248,089)	(111,832)
Other assets	4,224	(502)
Accounts payable and accrued liabilities	21,088	9,448
Customer deposits	2,331	1,917

Net cash used in operating activities	(220,284)	(61,387)

Investing activities:
Investment in real estate joint ventures	(465)	(25)
Distributions from real estate joint ventures	138	379
Investment in unconsolidated trusts	(928)	(1,624)
Distributions from unconsolidated trusts	88	67
Proceeds from sale of property and equipment	1,943	—
Capital expenditures	(20,410)	(10,193)

Net cash used in investing activities	(19,634)	(11,396)

Financing activities:
Proceeds from notes and mortgage notes payable	312,855	205,730
Proceeds from notes and mortgage notes payable to affiliates	—	9,767
Proceeds from junior subordinated debentures	30,928	54,124
Repayment of notes and mortgage notes payable	(148,308)	(166,577)
Repayment of notes and mortgage notes payable to affiliates	(223)	(55,275)
Payments for debt issuance costs	(2,475)	(2,146)
Cash dividends paid	(1,190)	(1,188)

Net cash provided by financing activities	191,587	44,435

Decrease in cash and cash equivalents	(48,331)	(28,348)
Cash and cash equivalents at the beginning of period	113,562	125,522

Cash and cash equivalents at end of period	$65,231	97,174

Levitt Corporation
Consolidated Statements of Cash Flows — Unaudited
(In thousands)

	For the Nine Months
	Ended September 30,
	2006	2005
Supplemental cash flow information

Interest paid on borrowings, net of amounts capitalized	$963	(725)
Income taxes paid	16,344	19,214

Supplemental disclosure of non-cash operating, investing and financing activities:
Change in shareholders’ equity resulting from pro-rata share of unrealized gain recognized by Bluegreen on sale of retained interests, net of tax	$620	265

Change in shareholders’ equity resulting from the issuance of Bluegreen common stock, net of tax	$113	(45)

Decrease in inventory from reclassification to property and equipment	$7,978	—
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
     The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-segment transactions have been eliminated in consolidation. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The year end balance sheet data was derived from the audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the Company’s consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2005.
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
     The maximum term of options granted under the Plan is 10 years. The vesting period for each grant is established by the Compensation Committee of the Board of Directors and for employees is generally five years utilizing cliff vesting and for directors the option awards are immediately vested. Option awards issued to date become exercisable based solely on fulfilling a service condition.
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
     The Company adopted FAS 123R using the modified prospective method effective January 1, 2006, which requires the Company to record compensation expense over the vesting period for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remained outstanding at the date of adoption. Accordingly, amounts for periods prior to January 1, 2006 presented herein have not been restated to reflect the adoption of FAS 123R. The proforma effect for the three and nine months ended September 30, 2005 is as follows and has been disclosed to be consistent with prior accounting rules (in thousands, except per share data):

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2005
Pro forma net income:
Net income, as reported	$10,708	46,578
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related income tax effect	(369)	(675)

Pro forma net income	$10,339	45,903

Basic earnings per share:
As reported	$0.54	2.35
Pro forma	$0.52	2.32

Diluted earnings per share:
As reported	$0.53	2.32
Pro forma	$0.51	2.29
     The fair values of options granted are estimated on the date of their grant using the Black-Scholes option pricing model based on certain assumptions. The fair value of the Company’s stock option awards, which are primarily subject to five year cliff vesting, is expensed over the vesting life of the stock options under the straight-line method.
     The fair value of each option granted in the three and nine months ended September 30, 2006 was estimated using the following assumptions:

	Three months ended	Nine months ended
	September 30, 2006	September 30, 2006
Expected volatility	37.7204%	37.3701% - 37.7204%
Expected dividend yield	.50% - .61%	.39% - .61%
Risk-free interest rate	4.987% - 5.061%	4.987% - 5.061%
Expected life	5.0 - 7.5 years	5.0 - 7.5 years
Forfeiture rate — executives	5%	5%
Forfeiture rate — non-executives	10%	10%

     Expected volatility is based on the historical volatility of the Company’s stock. Due to the short period of time the Company has been publicly traded, the historical volatilities of similar publicly traded entities are reviewed to validate the Company’s expected volatility assumption. The expected dividend yield is based on an expected quarterly dividend of $.02 per share. The risk-free interest rate for periods within the contractual life of the stock option award is based on the yield of US Treasury bonds on the date the stock option award is granted with a maturity equal to the expected term of the stock option award granted. The expected life of stock option awards granted is based upon the “simplified” method for “plain vanilla” options contained in SEC Staff Accounting Bulletin No. 107. Due to the limited history of stock option activity, forfeiture rates are estimated based on historical employee turnover rates.
     Non-cash stock compensation expense for the three and nine months ended September 30, 2006 related to unvested stock options amounted to $1,034,101 and $2,299,062, respectively, with an expected or estimated income tax benefit of $302,546 and $644,694, respectively. The impact of adopting SFAS No. 123R on diluted earnings per share for the three and nine months ended September 30, 2006 was $0.04 per share and $0.08 per share, respectively. At September 30, 2006, the Company had approximately $10.6 million of unrecognized stock compensation expense related to outstanding stock option awards which is expected to be recognized over a weighted-average period of 3.7 years.
     Stock option activity under the Plan for the nine months ended September 30, 2006 was as follows:

		Weighted	Weighted Average	Aggregate
		Average	Remaining	Intrinsic
	Number	Exercise	Contractual	Value
	of Options	Price	Term	(thousands)
Options outstanding at December 31, 2005	1,305,176	$25.59		$—
Granted	689,655	13.60		—
Exercised	—	—		—
Forfeited	156,250	$26.19		—

Options outstanding at September 30, 2006	1,838,581	$21.04	8.65 years	$—

Vested & expected to vest in the future at September 30, 2006	1,504,702	$21.04	8.65 years	$—

Options exercisable at September 30, 2006	99,281	$19.56	8.53 years	$—

Stock available for equity compensation grants at September 30, 2006	1,149,561

     A summary of the Company’s non-vested shares activity for the nine months ended September 30, 2006 was as follows:

		Weighted Average	Weighted Average	Aggregate Intrinsic
		Grant Date	Remaining	Value (in
	Shares	Fair Value	Contractual Term	thousands)
Non-vested at December 31, 2005	1,250,000	$13.44		$—
Grants	689,655	$6.46		—
Vested	44,105	$6.33		—
Forfeited	156,250	$13.23		—

Non-vested at September 30, 2006	1,739,300	$10.88	8.65 years	$—

     The Company also grants restricted stock, which is valued based on the market price of the common stock on the date of grant. Compensation expense arising from restricted stock grants is recognized using the straight-line method over the vesting period. Unearned compensation for restricted stock is a reduction of shareholders’ equity in the consolidated statements of financial condition. During the nine months ended September 30, 2005, the Company granted 6,887 restricted shares of Class A common stock to non-employee directors under the Plan, having a market price on date of grant of $31.95. During the nine months ended September 30, 2006, the Company granted 4,971 restricted shares of Class A common stock to non-employee directors under the Plan, having a market price on date of grant of $16.09. The restricted stock vests monthly over a 12 month period. All restricted stock is issued at the fair market value on the date of grant. Non-cash stock compensation expense for the three months ended September 30, 2006 and 2005 related to restricted stock awards amounted to $19,996 and $54,000, respectively. Non-cash stock compensation expense for the nine months ended September 30, 2006 and 2005 related to restricted stock awards amounted to $119,996 and $54,000, respectively.
     Total non- cash stock compensation expense related to stock options and restricted stock awards for the three and nine months ended September 30, 2006 amounted to $1.1 and $2.4 million, respectively. Stock compensation expense is included in selling, general and administrative expenses in the unaudited consolidated statements of operations.
3.	Impairment of Goodwill
     Goodwill acquired in a purchase business combination and determined to have an infinite useful life is not amortized, but instead tested for impairment at least annually. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, the Company conducts, on at least an annual basis, a review of the reporting entity with goodwill to determine whether the carrying value of goodwill exceeds the fair market value. In the nine months ended September 30, 2006, the Company conducted an impairment review of the goodwill related to the Tennessee operations. The profitability and estimated cash flows of this reporting entity were determined to have declined to a point where the carrying value of the assets exceeded their market value. The Company used a discounted cash flow methodology to determine the amount of impairment resulting in a writedown of the goodwill of approximately $1.3 million in the nine months ended September 30, 2006. This writedown is included in other expenses in the unaudited consolidated statements of operations in the nine months ended September 30, 2006.

4.	Inventory of Real Estate
     Inventory of real estate is summarized as follows (in thousands):

	September 30,	December 31,
	2006	2005
Land and land development costs	$592,776	457,826
Construction costs	183,823	112,566
Capitalized interest	40,544	21,108
Other costs	28,422	19,760

	$845,565	611,260

     The Company reviews long-lived assets, consisting primarily of inventory of real estate, for impairment in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.
     During the nine months ended September 30, 2006, the Company conducted an impairment review of the inventory of real estate and recorded an impairment charge of approximately $4.7 million, which is reflected in other operating expenses in the unaudited consolidated statements of operations. Projections of future cash flows related to the remaining assets were discounted and used to determine the estimated impairment charge. Additional impairment charges may be necessary in the future based on changes in estimates or actual selling prices of these assets.
5.	Interest
     Interest incurred relating to land under development and construction is capitalized to real estate inventory during the active development period. Interest is capitalized as a component of inventory at the effective rates paid on borrowings during the pre-construction and planning stages and the periods that projects are under development. Capitalization of interest is discontinued if development ceases at a project. Capitalized interest is expensed as a component of cost of sales as related homes, land and units are sold. The following table is a summary of interest incurred relating to land under development and construction and the amounts capitalized (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Interest incurred to non-affiliates	$11,534	4,899	29,092	11,674
Interest incurred to affiliates	—	60	3	880
Interest capitalized	(11,534)	(4,959)	(29,095)	(12,554)

Interest expense, net	$—	—	—	—

Interest expensed in cost of sales	$3,975	2,078	9,659	7,367

6.	Investment in Bluegreen Corporation
     At September 30, 2006, the Company owned approximately 9.5 million shares of the common stock of Bluegreen Corporation representing approximately 31% of Bluegreen’s outstanding common stock. The Company accounts for its investment in Bluegreen under the equity method of accounting. The cost of the Bluegreen investment is adjusted to recognize the Company’s interest in Bluegreen’s earnings or losses. The difference between a) the Company’s ownership percentage in Bluegreen multiplied by its earnings and b) the amount of the Company’s equity in earnings of Bluegreen as reflected in the Company’s financial statements relates to the amortization or accretion of purchase accounting adjustments made at the time of the acquisition of Bluegreen’s stock.
     Bluegreen’s unaudited condensed consolidated balance sheets and unaudited condensed consolidated statements of income are as follows (in thousands):
Unaudited Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2006	2005
Total assets	$842,067	694,243

Total liabilities	$481,933	371,069
Minority interest	13,284	9,508
Total shareholders’ equity	346,850	313,666

Total liabilities and shareholders’ equity	$842,067	694,243

Unaudited Condensed Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
Revenues and other income	$207,569	204,173	519,787	529,960
Cost and other expenses	170,134	172,781	462,399	462,197

Income before minority interest and provision for income taxes	37,435	31,392	57,388	67,763
Minority interest	2,241	1,584	4,940	3,305

Income before provision for income taxes	35,194	29,808	52,448	64,458
Provision for income taxes	13,287	11,476	19,930	24,816

Income before cumulative effect of change in accounting principle	21,907	18,332	32,518	39,642
Cumulative effect of change in accounting principle, net of tax	—	—	(5,678)	—
Minority interest in cumulative effect of change in accounting principle	—	—	1,184	—

Net income	$21,907	18,332	28,024	39,642

     Effective January 1, 2006, Bluegreen adopted Statement of Position 04-02 Accounting for Real Estate Time-Sharing Transactions (“SOP 04-02”), which resulted in a one-time, non-cash, cumulative effect of change in accounting principle charge of $4.5 million to Bluegreen for the nine months ended September 30, 2006 and reduced the earnings in Bluegreen recorded by the Company by approximately $1.4 million, or $.04 earnings per share, for the same period.
7.	Debt
     Notes and mortgage notes payable increased $164.3 million since December 31, 2005 mainly due to financing inventory acquisitions. The following debt agreements have been entered into from December 31, 2005 to September 30, 2006:
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
     Levitt and Sons has entered into amendments to existing credit facilities with third party lenders during the nine months ended September 30, 2006, together with the $100 million borrowing base facility described above, the amendments increased the amount available for borrowing under these facilities to $450.0 million and amended certain of the initial credit agreement’s definitions. All other material terms of these existing credit facilities remained unchanged.
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
     On September 15, 2006, Core Communities entered into a revolving credit facility for borrowings up to $40.0 million, based on the appraised value of and other factors relating to property in the Tradition Development in Port St. Lucie, Florida. The revolving credit facility is secured by the mortgage on the property. The facility is with a lender which the Company has other outstanding debt and includes a cross default provision with $48.0 million of mortgage notes payable incurred in connection with the acquisition of the property. Advances under the facility bear interest at one month LIBOR plus a spread of 275 basis points. Accrued interest is due and payable monthly and all outstanding principal is due and payable on June 1, 2011.
8.	Commitments and Contingencies
     At September 30, 2006, the Company had entered into contracts to acquire approximately $49.6 million of properties for development. These contracts were secured by cash deposits of approximately $1.4 million. Approximately $13.8 million of these commitments are subject to due diligence and satisfaction of certain requirements and conditions during which time the deposits remain fully refundable. The remaining contracts have nonrefundable deposits because the Company’s due diligence period has expired. Should the Company decide not to purchase the underlying properties, its liability would be limited to the amount of the deposits. There is no assurance that the Company will consummate the purchases pursuant to the terms of these contracts. Management reviews its commitments to ensure they continue to be in line with the Company’s objectives.
     The following table summarizes certain information relating to outstanding purchase and option contracts, including those contracts subject to the completion of due diligence.

	Purchase		Expected
	Price	Units	Closing
Homebuilding Division	$46.0 million	2,000 units	2007-2009
Other Operations	3.6 million	90 units	2006
     At September 30, 2006, the Company had outstanding surety bonds and letters of credit of approximately $126.0 million related primarily to obligations to various governmental entities to construct improvements in various communities. The Company estimates that approximately $100.6 million of work remains to complete these improvements and does not believe that any outstanding bonds or letters of credit will likely be drawn.

9.	Earnings per Share
     Basic earnings per common share is computed by dividing earnings attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share is computed in the same manner as basic earnings per share, but it also gives consideration to (a) the dilutive effect of the Company’s stock options and restricted stock using the treasury stock method and (b) the pro rata impact of Bluegreen’s dilutive securities (stock options and convertible securities) on the amount of Bluegreen’s earnings that the Company recognizes. For the three and nine months ended September 30, 2006, options to purchase 1,831,685 shares and 1,832,851 shares of common stock, respectively, at various prices were not included in the computation of diluted earnings per common share because the exercise prices were greater than the average market price of the common shares and, therefore, their effect would be antidilutive.
     The following table presents the computation of basic and diluted earnings per common share (in thousands, except for per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Numerator:
Basic earnings per common share:
Net income — basic	$2,973	10,708	1,575	46,578

Diluted earnings per common share:
Net income — basic	$2,973	10,708	1,575	46,578
Pro rata share of the net effect of Bluegreen dilutive securities	(66)	(96)	(95)	(213)

Net income — diluted	$2,907	10,612	1,480	46,365

Denominator:
Basic average shares outstanding	19,824	19,817	19,822	19,816
Net effect of stock options assumed to be exercised	7	127	6	136

Diluted average shares outstanding	19,831	19,944	19,828	19,952

Earnings per common share:
Basic	$0.15	0.54	0.08	2.35
Diluted	$0.15	0.53	0.07	2.32
10.	Dividends
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
     On August 1, 2006, the Company’s Board of Directors declared a cash dividend of $0.02 per share on its Class A Common Stock and Class B Common Stock. The dividend was paid on August 18, 2006 to all shareholders of record on August 11, 2006.
     On October 23, 2006, the Company’s Board of Directors declared a cash dividend of $0.02 per share on its Class A Common Stock and Class B Common Stock. The dividend is payable on November 17, 2006 to all shareholders of record on November 10, 2006.

11.	Other Expenses and Interest and Other Income
     Other expenses and interest and other income are summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Other expenses
Title and mortgage operations expenses	$615	618	1,857	1,883
Litigation settlement reserve	—	830	—	830
Penalty on debt prepayment	—	—	—	677
Goodwill impairment	—	—	1,307	—
Impairment of inventory of real estate	—	—	4,742	—

Total other expenses	$615	1,448	7,906	3,390

Interest and other income
Interest income	$813	607	2,325	1,814
Contingent gain receipt	—	500	—	500
Rental income	820	404	2,390	1,432
Forfeited buyer deposits	740	7	832	66
Gain on sale of fixed assets	—	—	1,329	—
Other income	1,196	406	1,722	887

Total interest and other income	$3,569	1,924	8,598	4,699

During the nine months ended September 30, 2006, the Company recorded impairment charges of $1.3 million in goodwill and $4.7 million related to the write-down of inventory associated with the Company’s Tennessee operations (see notes 3 and 4).
12.	Income Taxes
The Company’s provision for income taxes is estimated to have an effective tax rate of 38.1% in 2006. However, in the three and nine months ended September 30, 2006 the Company reduced the effective rate to 31.9% and 27.5% respectively, due to an adjustment of an over accrual of income tax expense, corrected in the current period, in the amount of approximately $262,000 which is immaterial to the current and prior period financial statements to which it relates.
13.	Segment Reporting
     Operating segments are components of an enterprise about which separate financial information is available that is regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has three reportable business segments: Homebuilding, Land and Other Operations. The Company evaluates segment performance primarily based on net income. The information provided for segment reporting is based on management’s internal reports. The accounting policies of the segments are the same as those of the Company. Eliminations consist primarily of the elimination of sales and profits on real estate transactions between the Land and Homebuilding Divisions, which were recorded based upon terms that management believes would be attained in an arm’s-length transaction. The presentation and allocation of assets, liabilities and results of operations may not reflect the actual economic costs of the segments as stand-alone businesses. If a different basis of allocation were utilized, the relative contributions of the segments might differ, but management believes that the relative trends in segments would likely not be impacted.
     The Company’s Homebuilding segment consists of the operations of Levitt and Sons while the Land segment consists of the operations of Core Communities. The Other Operations segment consists of the activities of Levitt Commercial, the Company’s parent company operations, earnings from investments in Bluegreen and other real estate investments and joint ventures.
     The following tables present segment information as of and for the three and nine months ended September 30, 2006 and 2005 (in thousands).

Three Months Ended			Other
September 30, 2006	Homebuilding	Land	Operations	Eliminations	Total
Revenues
Sales of real estate	$122,637	8,302	—	—	130,939
Title and mortgage operations	936	—	—	—	936

Total revenues	123,573	8,302	—	—	131,875

Costs and expenses
Cost of sales of real estate	99,069	4,760	749	(58)	104,520
Selling, general and administrative expenses	21,335	4,331	7,070	—	32,736
Other expenses	615	—	—	—	615

Total costs and expenses	121,019	9,091	7,819	(58)	137,871

Earnings from Bluegreen Corporation	—	—	6,923	—	6,923
(Loss) earnings from real estate joint ventures	(154)	—	26	—	(128)
Interest and other income	939	1,874	777	(21)	3,569

Income (loss) before income taxes	3,339	1,085	(93)	37	4,368
Provision (benefit) for income taxes	1,243	423	(271)	—	1,395

Net income	$2,096	662	178	37	2,973

Inventory of real estate	$659,637	183,199	20,084	(17,355)	845,565

Total assets	$681,847	249,794	195,791	(10,836)	1,116,596

Total debt	$408,254	86,884	108,084	—	603,222

Three Months Ended			Other
September 30, 2005	Homebuilding	Land	Operations	Eliminations	Total
Revenues
Sales of real estate	$110,674	17,914	—	(68)	128,520
Title and mortgage operations	962	—	—	—	962

Total revenues	111,636	17,914	—	(68)	129,482

Costs and expenses
Cost of sales of real estate	87,266	10,783	555	(149)	98,455
Selling, general and administrative expenses	13,755	2,436	3,879	—	20,070
Other expenses	1,448	—	—	—	1,448

Total costs and expenses	102,469	13,219	4,434	(149)	119,973

Earnings from Bluegreen Corporation	—	—	5,951	—	5,951
Loss from real estate joint ventures	—	—	(207)	—	(207)
Interest and other income	137	609	1,178	—	1,924

Income before income taxes	9,304	5,304	2,488	81	17,177
Provision for income taxes	3,502	2,048	900	19	6,469

Net income	$5,802	3,256	1,588	62	10,708

Inventory of real estate	$378,377	154,488	9,565	(17,127)	525,303

Total assets	$406,241	217,673	180,147	(17,127)	786,934

Total debt	$189,095	55,760	71,140	—	315,995

Nine Months Ended			Other
September 30, 2006	Homebuilding	Land	Operations	Eliminations	Total
Revenues
Sales of real estate	$357,486	29,660	—	(6)	387,140
Title and mortgage operations	2,962	—	—	—	2,962

Total revenues	360,448	29,660	—	(6)	390,102

Costs and expenses
Cost of sales of real estate	288,185	17,497	2,047	(243)	307,486
Selling, general and administrative expenses	59,475	10,151	20,330	—	89,956
Other expenses	7,906	—	—	—	7,906

Total costs and expenses	355,566	27,648	22,377	(243)	405,348

Earnings from Bluegreen Corporation	—	—	9,026	—	9,026
Loss from real estate joint ventures	(154)	—	(51)	—	(205)
Interest and other income	1,364	4,973	2,318	(57)	8,598

Income (loss) before income taxes	6,092	6,985	(11,084)	180	2,173
Provision (benefit) for income taxes	2,912	2,628	(5,006)	64	598

Net income (loss)	$3,180	4,357	(6,078)	116	1,575

Inventory of real estate	$659,637	183,199	20,084	(17,355)	845,565

Total assets	$681,847	249,794	195,791	(10,836)	1,116,596

Total debt	$408,254	86,884	108,084	—	603,222

Nine Months Ended			Other
September 30, 2005	Homebuilding	Land	Operations	Eliminations	Total
Revenues
Sales of real estate	$335,756	84,614	14,709	(599)	434,480
Title and mortgage operations	2,857	—	—	—	2,857

Total revenues	338,613	84,614	14,709	(599)	437,337

Costs and expenses
Cost of sales of real estate	265,118	38,055	12,505	(2,087)	313,591
Selling, general and administrative expenses	42,095	8,831	11,749	—	62,675
Other expenses	2,713	677	—	—	3,390

Total costs and expenses	309,926	47,563	24,254	(2,087)	379,656

Earnings from Bluegreen Corporation	—	—	12,818	—	12,818
Earnings (loss) from real estate joint ventures	104	—	(179)	—	(75)
Interest and other income	550	1,455	2,694	—	4,699

Income before income taxes	29,341	38,506	5,788	1,488	75,123
Provision for income taxes	11,056	14,860	2,055	574	28,545

Net income	$18,285	23,646	3,733	914	46,578

Inventory of real estate	$378,377	154,488	9,565	(17,127)	525,303

Total assets	$406,241	217,673	180,147	(17,127)	786,934

Total debt	$189,095	55,760	71,140	—	315,995

14.	Parent Company Financial Statements
     The Company’s subordinated investment notes (the “Investment Notes”) and Junior Subordinated Debentures are direct unsecured obligations of Levitt Corporation, are not guaranteed by the Company’s subsidiaries and are not secured by any assets of the Company or its subsidiaries. The Parent Company relies on dividends from its subsidiaries to fund its operations, including debt service obligations relating to the Investment Notes and Junior Subordinated Debentures. The Company would be restricted from paying dividends to its common shareholders in the event of a default on either the Investment Notes or Junior Subordinated Debentures, and restrictions on the Company’s subsidiaries’ ability to remit dividends to Levitt Corporation could result in such a default if the Company does not have available funds to service those obligations.
     Some of the Company’s subsidiaries have borrowings which contain covenants that, among other things, require the subsidiary to maintain certain financial ratios and minimum net worth. These covenants may have the effect of limiting the amount of debt that the subsidiaries can incur in the future and restricting the payment of dividends from subsidiaries to the Company. At September 30, 2006 and December 31, 2005, the Company was in compliance with all loan agreement financial covenants.
     The accounting policies for the parent company are generally the same as those policies described in the summary of significant accounting policies outlined in the Annual Report on Form 10-K. The parent company’s interest in its consolidated subsidiaries is reported under the equity method accounting for purposes of this presentation.

     The parent company unaudited condensed statements of financial condition at September 30, 2006 and December 31, 2005, and unaudited condensed statements of operations for the three and nine months ended September 30, 2006 and 2005 are shown below (in thousands):
Unaudited Condensed Statements of Financial Condition

	September 30,	December 31,
	2006	2005
Total assets	$466,023	435,793

Total liabilities	$112,691	86,007
Total shareholders’ equity	353,332	349,786

Total liabilities and shareholders’ equity	$466,023	435,793

Unaudited Condensed Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
Earnings from Bluegreen Corporation	$6,923	5,951	9,026	12,818
Loss from real estate joint ventures	—	(206)	—	(194)
Other revenues	439	757	1,152	1,194
Costs and expenses	7,316	3,687	20,716	10,952

Income (loss) before income taxes	46	2,815	(10,538)	2,866
(Benefit) provision for income taxes	(187)	1,026	(4,765)	927

Net income (loss) before undistributed earnings from consolidated subsidiaries	233	1,789	(5,773)	1,939
Earnings from consolidated subsidiaries, net of income taxes	2,740	8,919	7,348	44,639

Net income	$2,973	10,708	1,575	46,578

     Cash dividends received from subsidiaries for the nine months ended September 30, 2006 and 2005 were $6.6 million and $14.2 million respectively.
15.	Certain Relationships and Related Party Transactions
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
     During the three and nine months ended September 30, 2006, the Company paid approximately $2,000 and $185,000, respectively, to Bancorp. During the three and nine months ended September 30, 2005 the Company paid $158,000 and $510,000, respectively. The amounts paid represent rent, amounts owed for services performed or expense reimbursements. The Company occupies office space at BankAtlantic’s corporate headquarters. In 2005, Bancorp provided this office space on a month-to-month basis and received reimbursements for overhead. In 2006, rent was paid to BFC.
     Effective January 1, 2006, certain personnel from human resources, risk management, investor relations and executive office administration provide services to the Company by BFC. During the three and nine months ended September 30, 2006, the Company paid approximately $174,000 and $669,000, respectively, for such services as well as reimbursements of expenses for rent and other costs.
     At September 30, 2006 and 2005, $5.6 million and $20.0 million, respectively, of cash and cash equivalents were held on deposit by BankAtlantic. Interest on deposits held at BankAtlantic for each of the three and nine months ended September 30, 2006 was approximately $143,000 and $421,000, respectively.
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
     The Company is also a party to other pending legal proceedings arising in the normal course of business. While no assurance can be given as to the outcome of any legal claims, management does not believe that any financial impact of such matters would be material to its results of operations, financial position or cash flows.
17.	New Accounting Pronouncements
     In December 2004, FASB issued Statement No. 152 (“Accounting for Real Estate Time-Sharing Transactions—an amendment of FASB Statements No. 66 and 67). This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position 04-02 Accounting for Real Estate Time-Sharing Transactions (“SOP 04-02”). This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-02. Effective January 1, 2006, Bluegreen adopted SOP 04-02 which resulted in a one-time, non-cash, cumulative effect of change in accounting principle charge of $4.5 million to Bluegreen for the nine months ended September 30, 2006, and accordingly reduced the earnings in Bluegreen recorded by the Company by approximately $1.4 million for the same period.
     In December 2004, the FASB issued Staff Position 109-1 (“FSP 109-1”), “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified

Production Activities Provided by the American Jobs Creation Act of 2004.” The American Jobs Creation Act provides a 3% deduction on “qualified domestic production activities income” and is effective for the Company’ fiscal year ending December 31, 2006, subject to certain limitations. This deduction provides a tax savings against income attributable to domestic production activities, including the construction of real property. When fully phased-in, the deduction will be up to 9% of the lesser of “qualified production activities income” or taxable income. Based on the guidance provided by FSP 109-1, this deduction should be accounted for as a special deduction under SFAS No. 109, Accounting for Income Taxes, and will reduce tax expense in the period or periods that the amounts are deductible on the tax return. Although the Company continues to assess the potential impact of this new deduction for the year ending December 31, 2006 the Company believes the adoption will have no effect on its results of operations.
     In June 2006, the FASB issued FIN No. 48 (“Accounting for Uncertainty in Income Taxes — an interpretation of FASB No. 109”.) FIN 48 provides guidance for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. FIN 48 substantially changes the accounting policy for uncertain tax positions and is likely to cause greater volatility in the Company’s provision for income taxes. The interpretation also revises disclosure requirements including a tabular roll-forward of unrecognized tax benefits. The interpretation for the Company is effective as of January 1, 2007 and the Company is currently reviewing the effect of this guidance in an effort to quantify exposure items.
     In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 which established an approach to quantify errors in financial statements. The SEC’s new approach to quantifying errors in the financial statements is called the dual-approach. This approach quantifies the errors under two common approaches requiring the registrant to adjust its financial statements when either approach results in a material error after considering all quantitative and qualitative factors. SAB No. 108 permits companies to initially apply its provisions by either restating prior financial statements or recording the cumulative effect of adjusting assets and liabilities as of January 1, 2006 as an offsetting adjustment to the opening balance of retained earnings. Use of the cumulative effect transition method requires disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The Company is currently reviewing the effect of this bulletin on its consolidated financial statements and currently believes the impact on its results of operations will be immaterial.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (the Company’s fiscal year beginning January 1, 2008), and interim periods within those fiscal years. The Company is currently reviewing the effect of this Statement on its consolidated financial statements and does not expect the adoption to have an effect on the Company’s financial condition or results of operations.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The objective of the following discussion is to provide an understanding of the financial condition and results of operations of Levitt Corporation and its wholly owned subsidiaries (“Levitt”, or the “Company”) as of and for the three and nine months ended September 30, 2006 and 2005. The Company may also be referred to as “we,” “us,” or “our.” We engage in real estate activities through our homebuilding, land development and other real estate activities through Levitt and Sons, LLC (“Levitt and Sons”), Core Communities, LLC (“Core Communities”) and other operations, which includes Levitt Commercial, LLC (“Levitt Commercial”), an investment in Bluegreen Corporation (“Bluegreen”) and investments in real estate projects through subsidiaries and joint ventures. Acquired in December 1999, Levitt and Sons is a developer of single and multi-family home and townhome communities and condominiums for active adults and families in Florida, Georgia, Tennessee and South Carolina. Levitt and Sons includes the operations of Bowden Building Corporation, a developer of single family homes based in Tennessee, which was acquired in April 2004. Core Communities develops master-planned communities and is currently developing Tradition Florida, which is located in Port St. Lucie, Florida, and Tradition South Carolina, which is located in Hardeeville, South Carolina. Tradition Florida is planned to ultimately include more than 8,200 total acres, including approximately five miles of frontage on Interstate 95, and Tradition South Carolina currently encompasses 5,400 acres with 1.5 million square feet of commercial space. Levitt Commercial specializes in the development of industrial properties. Bluegreen, a New York Stock Exchange-listed company in which we own approximately 31% of the outstanding common stock, is engaged in the acquisition, development, marketing and sale of ownership interests in primarily “drive-to” vacation resorts, and the development and sale of golf communities and residential land.
     Some of the statements contained or incorporated by reference herein include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act” ), that involve substantial risks and uncertainties. Some of the forward-looking statements can be identified by the use of words such as “anticipate,” “believe,” “estimate,” “may,” “intend,” “expect,” “will,” “should,” “seek” or other similar expressions. Forward-looking statements are based largely on management’s expectations and involve inherent risks and uncertainties. In addition to the risks identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, you should refer to the other risks and uncertainties discussed throughout this Form 10-Q for specific risks which could cause actual results to be significantly different from those expressed or implied by those forward-looking statements. When considering those forward-looking statements, you should keep in mind the risks, uncertainties and other cautionary statements in this Form 10-Q. Some factors which may affect the accuracy of the forward-looking statements apply generally to the real estate industry, while other factors apply directly to us. Any number of important factors could cause actual results to differ materially from those in the forward-looking statements including: the impact of economic, competitive and other factors affecting the Company and its operations; the market for real estate in the areas where the Company has developments, including the impact of market conditions on the Company’s margins;; the need to offer additional incentives to buyers to generate sales; the effects of increases in interest rates; cancellations of existing sales and the ability to consummate sales contracts included in the Company’s backlog; the Company’s ability to realize the expected benefits of its expanded platform, technology investments, growth initiatives and strategic objectives; the Company’s ability to timely close land sales and to deliver homes from backlog, shorten delivery cycles and improve operational and construction efficiency; the realization of our cost savings associated with reductions of workforce and the ability to limit overhead and costs commensurate with sales; the actual costs of disposition of certain assets in the Tennessee operations may exceed current estimates; and the Company’s success at managing the risks involved in the foregoing. Many of these factors are beyond our control. The Company cautions that the foregoing factors are not exclusive .
Executive Overview
     We evaluate our performance and prospects using a variety of financial and non-financial measures. The key financial measures utilized to evaluate historical operating performance include revenues from sales of real estate, margin (which we measure as revenues from sales of real estate minus cost of sales of real estate), margin percentage (which we measure as margin divided by revenues from sales of real estate), income before taxes, net income and return on equity. We also continue to evaluate and monitor the selling, general and administrative expenses as a percentage of revenue. Non-financial measures used to evaluate historical performance include the number and value of new orders executed, the number of housing starts and the number of homes delivered. In evaluating our future prospects, management considers non-financial information such as the number of homes and acres in backlog (which we measure as homes or land subject to an executed sales contract) and the aggregate value of those contracts. Additionally, we monitor the number of properties remaining in inventory and under contract to be purchased relative to our sales and construction trends. Our ratio of debt to shareholders’ equity and cash requirements are also considered when evaluating our future prospects, as are general economic factors and interest rate trends. Each of the above measures is discussed in the following sections as it relates to our operating results, financial position and liquidity. The list of measures above is not an exhaustive list, and management may from time to time utilize different financial and non-financial information or may not use all of the measures listed above.
     Our operations are concentrated in the real estate industry, which is cyclical by nature. In addition, the majority of our assets are located in the State of Florida. Our homebuilding operations sell residential housing, while our land development business sells land to residential builders as well as commercial developers. The homebuilding industry is going through a dramatic slowdown after years of strong growth. Excess supply, particularly in previously strong markets like Florida, in part driven by speculative activity by investors, has led to downward pressure on pricing for residential homes and land. Accordingly, we have increased our focus on alternative strategies under various economic scenarios with a view to maintaining sufficient liquidity to withstand a prolonged downturn. Capital for land development and community amenities is being closely monitored and we are attempting to pace expenditures in line with current absorption rates. Additionally, new land acquisitions have been substantially curtailed. Ongoing efforts to reduce costs and improve operating efficiency are in place and disposition strategies for inventories are under evaluation to accelerate cash flow.
Homebuilding Overview
     The trends in the homebuilding industry continue to be unfavorable. Demand has slowed as evidenced by fewer new orders and lower conversion rates in the markets in which we operate. In addition, we have experienced an increase in the number of buyers who have forfeited deposits on homes under contract. These conditions have been particularly difficult in Florida, and we believe are the result of weak homebuyer sentiment, the reluctance of buyers to commit to a new home purchase because of uncertainty in their ability to sell their existing homes, and an increase in both existing and new homes available for sale across the industry. As a result of these conditions, higher selling expenses are being incurred for advertising, outside brokers and other incentives in an effort to remain competitive and attract buyers. Selling, general and administrative costs also increased during the year due to increased headcount throughout 2006 associated with expansion into new communities and regions, and continued expenditures necessary to increase traffic to our sales centers and improve conversion rates. These increases have been slightly offset by the reduction of overhead costs associated with communities in the later stages of the home production cycle and the Tennessee operations. During the three months ended September 30, 2006, management evaluated the later stage communities as well as the Tennessee operations and reduced staffing levels. In connection with these reductions, the Company incurred charges related to severance and other benefit costs during the three months ended September 30, 2006. Costs are currently being reviewed with a view to aligning overhead spending with new orders and home closings and we are continuing to review our spending to balance costs with backlog, sales and deliveries, and overall strategic objectives.
     We continue to review our inventory of real estate for potential impairment and evaluate our inventory strategy. In the nine months ended September 30, 2006, the Company recorded an impairment charge of $4.7 million. While no impairment charges were recorded in the three months ended September 30, 2006, additional impairment charges may be required in the future based on changes in estimates or actual selling prices of assets held by the Company.
     While various land acquisitions continue to be considered as potential inventory for future years, we have significantly slowed the pace of land acquisitions. All contracts for acquisition are being re-evaluated to determine if completion of each transaction under contract is prudent in light of current market conditions. In the third quarter of 2006, $577,000 of land acquisitions were consummated, compared with $9.9 million in acquisitions in the third quarter of the prior year. Spending on land acquisitions was $64.8 million in the nine months ended September 30, 2006 compared with $77.4 million expended during the same period in 2005. We continue to develop land we have acquired in Florida, Georgia, and South Carolina as we diversify and expand our operations. We continue to improve our technology infrastructure in an effort to more efficiently manage the costs associated with construction and develop the properties under construction.
     The value of our backlog has decreased since December 31, 2005, reflecting a decreased number of units slightly offset by higher average selling prices. The decrease in number of units is due to the number of closings of homes exceeding the level of sales activity in the nine months ended September 30, 2006 as well as the cancellation of contracts by buyers. Sales prices in the current market in Florida are subject to downward pressure associated with a highly competitive market and the need to offer buyer incentives and other programs to increase sales. Although the softening market has enabled the Company to achieve cost reductions from its suppliers, these savings will not be sufficient to offset the reduction in prices, resulting in lower margins in the future. We continue to focus on quality control and customer satisfaction through the use of initiatives aimed at improving our customer experience, referral rate and competitive position.
Land Development Overview
     Land Division revenues have historically been generated primarily from two master-planned communities located in St. Lucie County, Florida — St. Lucie West and Tradition, Florida. St. Lucie West finalized closings during the nine months ended September 30, 2006.The master-planned community, Tradition, Florida encompasses more than 8,200 total acres, including approximately 5,800 net saleable acres. Approximately 1,680 acres had been sold and 69 acres were subject to firm sales contracts with various purchasers as of September 30, 2006. Traffic at the information center at Tradition, Florida has slowed in connection with the overall slowdown in the Florida homebuilding market as well as the current availability of residential real estate inventory approved for development. While the slowdown in residential interest is evident, interest in commercial property remains strong. Our newest master-planned community, Tradition, South Carolina, which we acquired in 2005, consists of approximately 5,390 total acres, including approximately 3,000 net saleable acres and is currently entitled for up to 9,500 residential units and 1.5 million square feet of commercial space, in addition to recreational areas, educational facilities and emergency services. Development commenced in the first quarter of 2006 and our first sale in South Carolina is expected to occur in the fourth quarter of 2006. The saleable acreage information presented above represents the Company’s best current estimates and is subject to final zoning, permitting and other governmental regulations/approvals.
     The Land Division is actively developing and marketing the master-planned communities. In addition to sales of parcels to homebuilders, the Land Division continues to expand its commercial operations through sales to developers and internally developing certain projects for leasing. In addition to sales to third party homebuilders and commercial developers, the Land Division periodically sells residential land to the Homebuilding Division.
Critical Accounting Policies and Estimates
     Critical accounting policies are those policies that are important to the understanding of our financial statements and may also involve estimates and judgments about inherently uncertain matters. In preparing our financial statements, management makes estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates require the exercise of judgment, as future events cannot be determined with certainty. Accordingly, actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in subsequent periods relate to the valuation of (i) real estate, including the estimation of costs required to complete development of a property; (ii) investments in real estate joint ventures and unconsolidated subsidiaries (including Bluegreen); (iii) the fair market value of assets and liabilities in the application of the purchase method of accounting; (iv) assumptions used in the analysis of evaluating the need for impairment reserves; and (v) assumptions used in the valuation of stock based compensation. The accounting policies that we have identified as critical to the portrayal of our financial condition and results of operations are: (a) real estate inventories; (b) investments in unconsolidated subsidiaries; (c) homesite contracts and consolidation of variable interest entities; (d) revenue recognition; (e) capitalized interest; (f) income taxes, (g) impairment of long-lived assets and (h) accounting for stock-based compensation. For a more detailed discussion of these critical accounting policies see “Critical Accounting Policies” appearing in our Annual Report on Form 10-K for the year ended December 31, 2005.
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
     The Company currently uses the Black-Scholes option-pricing model to determine the fair value of stock options. The fair value of option awards on the date of grant using the Black-Scholes option-pricing model is determined by the stock price and assumptions regarding expected stock price volatility over the expected term of the awards, risk-free interest rate, expected forfeiture rate and expected dividends. If factors change and the Company uses different assumptions for estimating stock-based compensation expense in future periods or if the Company decides to use a different valuation model, the amounts recorded in future periods may differ significantly from the amounts recorded in the current period and could affect net income and earnings per share.

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2006	2005	Change	2006	2005	Change
(In thousands)	(Unaudited)			(Unaudited)
Revenues
Sales of real estate	$130,939	128,520	2,419	387,140	434,480	(47,340)
Title and mortgage operations	936	962	(26)	2,962	2,857	105

Total revenues	131,875	129,482	2,393	390,102	437,337	(47,235)

Costs and expenses
Cost of sales of real estate	104,520	98,455	6,065	307,485	313,591	(6,106)
Selling, general and administrative expenses	32,736	20,070	12,666	89,957	62,675	27,282
Other expenses	615	1,448	(833)	7,906	3,390	4,516

Total costs and expenses	137,871	119,973	17,898	405,348	379,656	25,692

Earnings from Bluegreen Corporation	6,923	5,951	972	9,026	12,818	(3,792)
Loss from real estate joint ventures	(128)	(207)	79	(205)	(75)	(130)
Interest and other income	3,569	1,924	1,645	8,598	4,699	3,899

Income before income taxes	4,368	17,177	(12,809)	2,173	75,123	(72,950)
Provision for income taxes	1,395	6,469	(5,074)	598	28,545	(27,947)

Net income	$2,973	10,708	(7,735)	1,575	46,578	(45,003)

For the Three Months Ended September 30, 2006 Compared to the Same 2005 Period:
     Consolidated net income decreased $7.7 million, or 72.2%, for the three months ended September 30, 2006 as compared to the same period in 2005. The decrease in net income was the result of higher selling, general and administrative expenses in all of the Divisions, and decreases in margins. These decreases were partially offset by increased interest and other income associated with the Land Division’s commercial operations, increased earnings associated with Bluegreen Corporation’s results during the three months ended September 30, 2006 as compared to the same period in 2005, and a decrease in other expenses.
     Our revenues from sales of real estate slightly increased to $130.9 million for the three months ended September 30, 2006 from $128.5 million for the same period in 2005. In the three months ended September 30, 2005, the Land Division sold 109 acres to third parties, recording revenues of $17.9 million, while during the same period in 2006, the Land Division sold 29 acres, recording revenues of $8.3 million. Revenues from home sales increased to $122.6 million during the three months ended September 30, 2006, compared to $110.7 million for the same period in 2005. During the three months ended September 30, 2006, 403 homes were delivered as compared to 439 homes delivered during the same period in 2005. Despite the decrease in deliveries, revenues increased as a result of an increase in average selling price of deliveries, which increased from $252,000 for the three months ended September 30, 2005 to $304,000 for the same period in 2006. The increase in the average price of our homes delivered was due to price increases initiated throughout 2005 due to strong demand, particularly in Florida.
     Cost of sales increased 6.2% to $104.5 million during the three months ended September 30, 2006, as compared to the same period in 2005. The increase in cost of sales was attributable to increased construction costs associated with home sales. This increase in cost of sales for the Homebuilding Division was partially offset by a decrease in cost of sales recorded by the Land

Division due to lower sales. Homebuilding margins decreased 2% to 19.2% for the three months ended September 30, 2006 due to a higher percentage of total deliveries coming from lower margin communities.
     Selling, general and administrative expenses increased $12.7 million to $32.7 million during the three months ended September 30, 2006 compared to $20.1 million during the same period in 2005 primarily as a result of higher employee compensation and benefits, increased recruiting costs, advertising costs, professional services expenses, and costs related to severance and employment benefits. Employee compensation and benefit costs increased by approximately $3.3 million, from $9.8 million during the three months ended September 30, 2005 to $13.1 million for the same period in 2006. This increase relates to an increase in the number of our full time employees to 688 at September 30, 2006 from 626 at September 30, 2005, primarily related to the continued expansion of Homebuilding activities and support functions. Approximately $1.0 million of the increase in compensation expense was associated with non-cash stock based compensation for which no expense was recorded in the same period in 2005. Additionally, other charges of $1.0 million consisted of employee related costs, including severance costs and retention payments relating to our Tennessee operations. We also experienced an increase in advertising expense in the three months ended September 30, 2006 compared to the same period in 2005 due to increased advertising for new communities opened during the year and the increased advertising associated with attracting buyers during the slowdown being experienced in the homebuilding market. We also had an increase in professional services due to non-capitalizable consulting services performed in the three months ended September 30, 2006 related to our financial systems implementation of a new technology and data platform for all of our operating entities. Our segments are all on one system platform beginning in October 2006. The system implementation costs consisted of training and other validation procedures that were performed in the three months ended September 30, 2006. These costs did not exist in the three months ended September 30, 2005. Lastly, we experienced increased legal expenses associated with pending litigation which arose in the ordinary course of business. As a percentage of total revenues, selling, general and administrative expenses increased to 24.8% during the three months ended September 30, 2006, from 15.5% during the same 2005 period due to the increases in overhead spending without a corresponding increase in revenue. As noted in the overview section, management continues to evaluate overhead spending in an effort to balance costs with backlog, sales and deliveries.
     Interest incurred and capitalized totaled $11.5 million in the three months ended September 30, 2006 and $4.9 million for the same period in 2005. Interest incurred was higher due to higher outstanding balances of notes and mortgage notes payable, as well as increases in the average interest rate on our variable rate debt and on new borrowings. At the time of home closings and land sales, the capitalized interest allocated to such inventory is charged to cost of sales. Cost of sales of real estate for the three months ended September 30, 2006 and 2005 included previously capitalized interest of approximately $4.0 million and $2.1 million, respectively.
     Other expenses decreased to $615,000 during the three months ended September 30, 2006 from $1.4 million for the same period in 2005. This decrease was due to a charge in 2005 for an $830,000 additional reserve recorded to account for our share of costs associated with a litigation settlement.
     Bluegreen reported net income for the three months ended September 30, 2006 of $21.9 million, as compared to net income of $18.3 million for the same period in 2005. Our interest in Bluegreen’s earnings, net of purchase accounting adjustments, was $6.9 million for the three months ended September 30, 2006 period compared to our interest in Bluegreen’s earnings of $6.0 million for the same period in 2005.

     Interest and other income increased from $1.9 million during the three months ended September 30, 2005 to $3.6 million during the same period in 2006. This change was primarily related to an increase in lease and irrigation income from our Land Division, higher interest income generated by our various interest bearing deposits and higher forfeited deposits on cancelled contracts in our Homebuilding Division.
     Provision for income taxes had an effective rate of 31.9% in the three months ended September 30, 2006 compared to 37.7% in the three months ended September 30, 2005. The decrease in the effective tax rate is due to an adjustment of an over accrual of income tax expense, corrected in the current period, in the amount of approximately $262,000 which is immaterial to the current and prior period financial statements to which it relates.
For the Nine Months Ended September 30, 2006 Compared to the Same 2005 Period:
     Consolidated net income decreased $45.0 million, or 96.6%, for the nine months ended September 30, 2006 as compared to the same period in 2005. The decrease in net income was the result of decreased sales of real estate and margins on sales of real estate by our Land Division and Other Operations, and higher selling, general and administrative expenses associated with all Divisions. In addition, other expenses increased as a result of the impairment charges in the Homebuilding Division. Further, Bluegreen Corporation experienced a decline in earnings in the nine months ended September 30, 2006 compared to the same period in 2005. These decreases were partially offset by an increase in interest and other income associated with the Land Division’s commercial operations, and Homebuilding sales of real estate.
     Revenues from sales of real estate decreased 10.9% to $387.1 million for the nine months ended September 30, 2006 from $434.5 million for the same period in 2005. This decrease was primarily attributable to the decrease in the sales of real estate for the Land Division and Other Operations for the nine months ended September 30, 2006. In the nine months ended September 30, 2005, the Land Division recorded land sales of $84.6 million while during the same period in 2006, the Land Division recorded land sales of $29.7 million. The large decrease is attributable to a bulk land sale of 1,294 acres for $64.7 million recorded by the Land Division in the nine months ended September 30, 2005 compared to 134 acres sold by the Land Division for the same period in 2006. Revenues for 2005 also reflect sales of flex warehouse properties as Levitt Commercial delivered 44 flex warehouse units at two of its development projects, generating revenues of $14.7 million. Levitt Commercial did not deliver any units during the nine months ended September 30, 2006. Partially offsetting this decrease, revenues from home sales increased to $357.5 million during the nine months ended September 30, 2006 compared to $335.8 million for the same period in 2005. During the nine months ended September 30, 2006, 1,234 homes were delivered as compared to 1,388 homes delivered during the same period in 2005, however the average selling price of deliveries increased to $290,000 for the nine months ended September 30, 2006 from $242,000 for the same period in 2005. The increase in the average price of our homes delivered was the result of price increases initiated throughout 2005 due to strong demand, particularly in Florida.
     Cost of sales decreased 2.0% to $307.5 million during the nine months ended September 30, 2006, as compared to the same period in 2005. The decrease in cost of sales was due to fewer land sales recorded by the Land Division and Other Operations. Cost of sales as a percentage of related revenue was approximately 79.4% for the nine months ended September 30, 2006, as compared to approximately 72.2% for the same period in 2005, due mainly to distribution of cost of sales between the Homebuilding and Land Divisions. In the nine months ended September 30, 2006, the Land Division and Other Operations, which typically generate larger margin percentages, comprised 6.0%

of total Cost of Sales, compared to 16.0% for the same period in 2005. In the nine months ended September 30, 2006, the Land Division delivered 134 acres consisting of commercial land, residential land, and finished lots, at a margin of 41.0%, while delivering 1,413 acres of residential land at a margin of 55.0% during the same period in 2005.
     Selling, general and administrative expenses increased $27.3 million to $90.0 million during the nine months ended September 30, 2006 compared to $62.7 million during the same period in 2005 primarily as a result of higher employee compensation and benefits, recruiting costs, advertising costs, professional services expenses, and charges related to severance and employment benefits. Employee compensation costs increased by approximately $7.6 million, from $30.8 million during the nine months ended September 30, 2005 to $38.4 million for the same period in 2006. This increase related to the number of full time employees increasing from 626 at September 30, 2005 to 688 at September 30, 2006 primarily as a result of the continued expansion of the Homebuilding activities and support functions. Further, approximately $2.3 million of the increase in compensation expense was associated with non-cash stock-based compensation for which no expense was recorded in the same period in 2005. Additionally, other charges of $1.0 million consisted of employee related costs, including severance and retention payments relating to our Tennessee operations. We experienced an increase in advertising and outside broker expense in the nine months ended September 30, 2006 compared to the same period in 2005 due to increased advertising and outside broker costs for new communities opened during 2006 and increased advertising and outside broker costs associated with attracting buyers during the recent slowdown experienced in the homebuilding market. Lastly, we experienced an increase in professional services due to non-capitalizable consulting services performed in the nine months ended September 30, 2006 related to our financial systems implementation of a new technology and data platform for all of our operating entities. Our segments are all on one system platform beginning in October 2006. The system implementation costs consisted of training and other validation procedures that were performed in the nine months ended September 30, 2006. These costs did not exist in the nine months ended September 30, 2005. As a percentage of total revenues, selling, general and administrative expenses increased to 23.1% during the nine months ended September 30, 2006, from 14.3% during the same period in 2005, due to the increases in overhead spending noted above, coupled with the decline in total revenues generated in our Land Division. As noted in the overview section, management continues to evaluate overhead spending in an effort to balance costs with backlog, sales and deliveries.
     Interest incurred and capitalized totaled $29.1 million for the nine months ended September 30, 2006 period and $12.6 million for the same period in 2005. Interest incurred was higher due to higher outstanding balances of notes and mortgage notes payable, as well as an increase in the average interest rate on our variable-rate debt and new borrowings. At the time of home closings and land sales, the capitalized interest allocated to such inventory is charged to cost of sales. Cost of sales of real estate for the nine months ended September 30, 2006 and 2005 included previously capitalized interest of approximately $9.7 million and $7.4 million, respectively.
     Other expenses increased to $7.9 million during the nine months ended September 30, 2006 from $3.4 million in the same period in 2005. The increase was primarily attributable to impairment charges in the nine months ended September 30, 2006 of approximately $6.0 million which consisted of $1.3 million in goodwill and $4.7 million related to the write-down of inventory in our Homebuilding Division associated with our Tennessee operations. Projections of future cash flows related to the remaining Tennessee assets were discounted and used to determine the estimated impairment charges. Management continues to evaluate various strategies for our assets in Tennessee. As a result, additional impairment charges may be necessary in the future based on changes in estimates or actual selling prices of these assets. The increase in other expenses was partially offset by a decrease of $677,000 in debt prepayment penalties, and a $830,000 additional litigation reserve incurred during the nine months ended September 30, 2005.

     Bluegreen reported net income for the nine months ended September 30, 2006 of $28.0 million, as compared to net income of $39.6 million for the same period in 2005. Our interest in Bluegreen’s earnings, net of purchase accounting adjustments, was $9.0 million for the 2006 period compared to $12.8 million for the same period in 2005.
     Interest and other income increased from $4.7 million during the nine months ending September 30, 2005 to $8.6 million during the same period in 2006. This change was primarily related to a $1.3 million gain on sale of fixed assets from our Land Division, an increase in lease and irrigation income from our Land Division, higher interest income generated by our various interest bearing deposits, and higher forfeited deposits realized by our Homebuilding Division.
     Provision for income taxes had an effective rate of 27.5% in the nine months ended September 30, 2006 compared to 38.0% in the nine months ended September 30, 2005. The decrease in the effective tax rate is due to an adjustment of an over accrual of income tax expense in the amount of approximately $262,000, corrected in the current period, which is immaterial to the current and prior period financial statements to which it relates.

HOMEBUILDING DIVISION RESULTS OF OPERATIONS

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2006	2005	Change	2006	2005	Change
(In thousands, except unit information)	(Unaudited)			(Unaudited)
Revenues
Sales of real estate	$122,637	110,674	11,963	357,486	335,756	21,730
Title and mortgage operations	936	962	(26)	2,962	2,857	105

Total revenues	123,573	111,636	11,937	360,448	338,613	21,835

Costs and expenses
Cost of sales of real estate	99,069	87,266	11,803	288,185	265,118	23,067
Selling, general and administrative expenses	21,335	13,755	7,580	59,475	42,095	17,380
Other expenses	615	1,448	(833)	7,906	2,713	5,193

Total costs and expenses	121,019	102,469	18,550	355,566	309,926	45,640

(Loss) earnings from real estate joint ventures	(154)	—	(154)	(154)	104	(258)
Interest and other income	939	137	802	1,364	550	814

Income before income taxes	3,339	9,304	(5,965)	6,092	29,341	(23,249)
Provision for income taxes	1,243	3,502	(2,259)	2,912	11,056	(8,144)

Net income	$2,096	5,802	(3,706)	3,180	18,285	(15,105)

Homes delivered (units)	403	439	(36)	1,234	1,388	(154)
Construction starts (units)	483	545	(62)	1,405	1,370	35
Average selling price of homes delivered	$304	252	52	290	242	48
Margin percentage on homes delivered	19.2%	21.2%	-2.0%	19.4%	21.0%	-1.6%
Net new sales contracts (units)	196	243	(47)	1,034	1,277	(243)
Net new sales contracts (value)	$68,059	82,725	(14,666)	354,750	381,880	(27,130)
Backlog of homes (units)	1,592	1,703	(111)	1,592	1,703	(111)
Backlog of homes (value)	$554,589	494,836	59,753	554,589	494,836	59,753
For the Three Months Ended September 30, 2006 Compared to the Same 2005 Period:
     Revenues from home sales were up 10.8% to $122.6 million during the three months ended September 30, 2006, compared to $110.7 million for the same period in 2005. During the three months ended September 30, 2006, 403 homes were delivered as compared to 439 homes delivered during the three months ended September 30, 2005. However, we experienced an increase in revenues due to an increase in the average price of our homes delivered due to price increases initiated throughout 2005 due to strong demand, particularly in Florida. As discussed earlier, there has been a general slowdown in the Florida market and management believes that not only are price increases not currently possible, but additional sales incentives may be required in order to attract buyers.
     The value of net new orders decreased to $68.1 million for the three months ended September 30, 2006, from $82.7 million for the same period in 2005. During the three months ended September 30, 2006, net new unit orders decreased to 196 units from 243 units during the same period in 2005. The decrease in net new unit orders was the result of decreasing demand in markets as traffic trended downward and conversion rates decreased, and we experienced an increase in cancellation rates. In the three months ended September 30, 2006, we had 308 gross sales and 112 cancellations in contrast with the same period in the prior year when there were 309 gross sales and 66 cancellations. The decrease in net new orders was offset by the average sales price of new home orders increasing 2.1% to $347,000 for the three months ended September 30, 2006, from $340,000 during the same periods in 2005. Higher selling prices are primarily a reflection of a reduction of the percentage of sales in our Tennessee operations which historically have yielded lower average sales prices, as well as the price increases that occurred throughout 2005 that were maintained in the first nine months of 2006. Construction starts increased as we continue to open new communities and implement our inventory management and production strategies for orders made in 2005 and the nine months ended September 30, 2006. The average sales price of the homes in backlog at September 30, 2006 increased 19.6% to $348,000, from $291,000 at September 30, 2005.
     Cost of sales increased 13.5% to $99.1 million during the three months ended September 30, 2006, compared to the same period in 2005. The increase in cost of sales was primarily due to the increased revenue from home sales and higher construction costs resulting from rising costs of labor and building materials. The sales prices of homes in our backlog cannot be increased and the margins on the delivery of homes in backlog may be adversely affected by this trend.
     Margin percentage (which we define as sales of real estate minus cost of sales of real estate, divided by sales of real estate) declined from 21.2% in the three months ended September 30, 2005, to 19.2% during the three months ended September 30, 2006. The decline was attributable to higher construction costs related to costs of labor and building materials, as well as the mix of homes being delivered from lower margin communities.
     Selling, general and administrative expenses increased 55.1% to $21.3 million during the three months ended September 30, 2006, as compared to $13.8 million during the same period in 2005 primarily as a result of higher employee compensation and benefits expense, recruiting costs, higher outside broker fees, increased advertising, and costs of expansion throughout Florida, Georgia and South Carolina. Employee compensation and benefit costs increased by approximately $1.4 million, from $6.9 million during the three months ended September 30, 2005 to $8.3 million for the same period in 2006. The increase relates to an increase in the number of full time employees increasing to 562 at September 30, 2006, from 545 at September 30, 2005 and was mainly related to the continued expansion of the Homebuilding activities and support functions. However, management evaluated communities in the later stages of the home production cycle and the Tennessee operations, and reduced staffing levels during the three months ended September 30, 2006. In connection with these reductions, the Homebuilding Division incurred charges of approximately $900,000 related to employee related costs, including severance and retention payments. We also experienced an increase in selling expenses in the three months ended September 30, 2006 compared to the same period in 2005 due to increased advertising and the use of outside brokers for new communities opened during 2006 and the increased advertising and outside broker costs needed to entice buyers during the slowdown that the homebuilding market is currently experiencing. As a percentage of total revenues, selling, general and administrative expense was approximately 17.3% for the three months ended September 30, 2006 compared to 12.3% for the same 2005 period. Higher selling costs accounted for 52% of the total increase. As we continue our expansion into the North Florida, Georgia, and South Carolina markets, we expect to continue to incur administrative start-up costs as well as certain marketing and advertising related costs in advance of revenue recognition, which will continue to adversely affect our operating results.
     Other expenses decreased to $615,000 during the three months ended September 30, 2006 from $1.4 million for the same period in 2005. This decrease was primarily associated with a $830,000 reserve recorded in the three months ended September 30, 2005 related to a litigation settlement.

     Interest incurred and capitalized totaled $7.7 million and $3.0 million for the three months ended September 30, 2006 and 2005, respectively. Interest incurred increased as a result of an increase in the average interest rate on our variable-rate borrowings as well as a higher average debt balance for the three months ended September 30, 2006. Most of our variable-rate borrowings are indexed to either LIBOR or the Prime Rate, both of which increased from September 30, 2005 to September 30, 2006. At the time of home closings and land sales, the capitalized interest allocated to such inventory is charged to cost of sales. Cost of sales of real estate for the three months ended September 30, 2006 and 2005 included previously capitalized interest of approximately $3.1 million and $1.4 million, respectively.
Nine Months Ended September 30, 2006 Compared to the Same 2005 Period:
     Revenues from home sales increased 6.5% to $357.5 million during the nine months ended September 30, 2006, from $335.8 million during the same period in 2005. The increase is a result of an increase in average sale prices on home deliveries, which increased to $290,000 for the nine months ended September 30, 2006, compared to $242,000 during the same period in 2005. While prices increased significantly, the effect on revenue was offset by a decrease in the number of deliveries which declined to 1,234 homes delivered during the nine months ended September 30, 2006 from 1,388 homes during the same period in 2005.
     The value of net new orders decreased to $354.8 million during the nine months ended September 30, 2006, from $381.9 million during the same period in 2005. During the nine months ended September 30, 2006, net new unit orders decreased to 1,034 units, from 1,277 units during the same period in 2005 as a result of reduced traffic and lower conversion rates as well as an increase in order cancellations. The decrease in net new orders was offset by the average sales price of new home orders increasing 14.7% during the nine months ended September 30, 2006 to $343,000, from $299,000 during the same period in 2005. Higher selling prices are primarily a reflection of a reduction of the percentage of sales in our Tennessee operations which historically have yielded lower average sales prices, as well as the price increases that occurred throughout 2005 that were maintained in the first nine months of 2006.
     Cost of sales increased $23.1 million to $288.2 million during the nine months ended September 30, 2006, from $265.1 million during the same period in 2005. The increase in cost of sales was primarily due to the increased revenue from home sales and higher construction costs as discussed earlier.
     Margin percentage declined slightly during the nine months ended September 30, 2006 to 19.4%, from 21.0% during the same period in 2005. The decline for the nine month period was due to higher construction costs as discussed earlier.
     Selling, general and administrative expenses increased 41.3% to $59.5 million during the nine months ended September 30, 2006, as compared to $42.1 million during the same period in 2005 primarily as a result of higher employee compensation and benefits expense, recruiting costs, higher outside sales commissions, increased advertising, and costs of expansion throughout Florida, Georgia and South Carolina. Employee compensation costs increased by approximately $5.5 million, from $19.7 million during the nine months ended September 30, 2005 to $25.2 million for the same period in 2006 mainly attributable to higher average headcount, which reached 645 employees during 2006 before totaling 562 employees as of September 30, 2006. The increases are a result of the same factors discussed above. As a percentage of total revenues, selling, general and administrative expense was approximately 16.5% for the nine months ended September 30, 2006 compared to 12.4% for the same period in 2005.

     Other expenses increased to $7.9 million during the nine months ended September 30, 2006 from $2.7 million in the same period in 2005. The increase was primarily attributable to impairment charges in the nine months ended September 30, 2006 of approximately $6.0 million, which consisted of $1.3 million in goodwill and $4.7 million related to the write-down of inventory. This increase was partially offset by a decrease in other expense due to a $830,000 reserve recorded in 2005 to account for our share of costs associated with a litigation settlement.
     Interest incurred and capitalized on notes and mortgages payable totaled $19.5 million during the nine months ended September 30, 2006, compared to $7.5 million during the same period in 2005. Interest incurred increased as a result of an increase in the average interest rate on our variable-rate borrowings as well as a $219.2 million increase in our borrowings from September 30, 2005. Cost of sales of real estate associated with previously capitalized interest totaled $7.6 million during the nine months ended September 30, 2006 as compared to $4.8 million for the same period in 2005.
LAND DIVISION RESULTS OF OPERATIONS

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
	2006	2005	Change	2006	2005	Change
(In thousands, except acres information)	(Unaudited)			(Unaudited)
Revenues
Sales of real estate	$8,302	17,914	(9,612)	29,660	84,614	(54,954)

Total revenues	8,302	17,914	(9,612)	29,660	84,614	(54,954)

Costs and expenses
Cost of sales of real estate	4,760	10,783	(6,023)	17,497	38,055	(20,558)
Selling, general and administrative expenses	4,331	2,436	1,895	10,151	8,831	1,320
Other expenses	—	—	—	—	677	(677)

Total costs and expenses	9,091	13,219	(4,128)	27,648	47,563	(19,915)

Interest and other income	1,874	609	1,265	4,973	1,455	3,518

Income before income taxes	1,085	5,304	(4,219)	6,985	38,506	(31,521)
Provision for income taxes	423	2,048	(1,625)	2,628	14,860	(12,232)

Net income	$662	3,256	(2,594)	4,357	23,646	(19,289)

Acres sold	29	109	(80)	134	1,413	(1,279)
Margin percentage	42.7%	39.8%	2.9%	41.0%	55.0%	-14.0%
Unsold saleable acres	7,109	7,520	(411)	7,109	7,520	(411)
Acres subject to sales contracts	69	435	(366)	69	435	(366)
Acres subject to sales contracts (value)	$20,281	43,427	(23,146)	20,281	43,427	(23,146)

     Due to the nature and size of individual land transactions, our Land Division results are subject to significant quarter to quarter volatility. We calculate margin as sales of real estate minus cost of sales of real estate, and have historically realized between 40.0% and 60.0% margin on Land Division sales. Margins fluctuate based upon changing sales prices and costs attributable to the land sold. The sales price of land sold varies depending upon: the location; the parcel size; whether the parcel is sold as raw land, partially developed land or individually developed lots; the degree to which the land is entitled; and whether the designated use of land is residential or commercial. The cost of sales of real estate is dependent upon the original cost of the land acquired, the timing of the acquisition of the land, and the amount of land development, interest and real estate tax costs capitalized to the particular land parcel during active development. Allocations to costs of sales involve management judgment and an estimate of future costs of development, which can vary over time due to labor and material cost increases, master plan design changes and regulatory modifications. Accordingly, allocations are subject to change for elements often beyond management’s control. Future margins will continue to vary in response to these and other market factors.
     The value of acres subject to sales contracts decreased from $43.4 million at September 30, 2005 to $20.3 million at September 30, 2006. The backlog consists of executed contracts and provides an indication of potential future sales activity and value per acre. However, the backlog is not an exclusive indicator of future sales activity. Most sales involve contracts executed and closed in the same quarter and therefore will not appear in the backlog. In addition, contracts in the backlog are subject to cancellation.
For the Three Months Ended September 30, 2006 Compared to the Same 2005 Period:
     Revenues decreased $9.6 million to $8.3 million during the three months ended September 30, 2006, as compared to $17.9 million during the same period in 2005. During the three months ended September 30, 2006, 29 acres were sold compared to 109 acres in the same 2005 period. The 29 acres sold in 2006 involved the sale of raw land to commercial developers as well as homebuilders, compared to 17 acres of raw land out of a total 109 acres sold during the same period in 2005.
     Cost of sales decreased $6.0 million to $4.8 million during the three months ended September 30, 2006, as compared to $10.8 million for the same period in 2005. The decrease in cost of sales was due to the decrease in sales activity. Cost of sales as a percentage of related revenue was approximately 57.3% for the three months ended September 30, 2006. Of the total sales, raw land sales comprised all 29 acres at a margin of 42.7% while developed lots and raw land sales combined for a margin of 39.8% in the same 2005 period.
     Selling, general and administrative expenses increased to $4.3 million during the three months ended September 30, 2006 as compared to $2.4 million for the same period in 2005. The increase primarily was a result of increases in compensation and other administrative expenses attributable to increased headcount in support of our expansion into the South Carolina market and commercial leasing and irrigation activities, increased property taxes in Florida, increased advertising and marketing costs, and increased depreciation associated with those assets being internally developed. These increases were offset in part by lower incentive compensation associated with the decrease in profitability in the three months ended September 30, 2006 as compared to the same period in 2005.
     Interest incurred and capitalized for the three months ended September 30, 2006 and 2005 was approximately $1.7 million and $569,000, respectively. Interest incurred was higher due to higher outstanding balances of notes and mortgage notes payable, as well as increases in the average interest rate on our variable-rate debt.
     The increase in interest and other income from $609,000 for the three months ended September 30, 2005 to $1.9 million for the same period in 2006 is primarily related to increased marketing, lease and irrigation income, and higher interest income generated by our various interest bearing deposits.

Nine Months Ended September 30, 2006 Compared to the Same 2005 Period:
     Revenues decreased 65.0% to $29.7 million during the nine months ended September 30, 2006, from $84.6 million during the same period in 2005. During the nine months ended September 30, 2006, we sold 134 acres at an average margin of 41.0% as compared to 1,413 acres sold at an average margin of 55.0% for the same 2005 period. The decrease in revenue was primarily attributable to a large bulk sale of land adjacent to Tradition, consisting of a total of 1,294 acres for $64.7 million, which occurred in the nine months ended September 30, 2005. Acres sold in 2006 have been more evenly distributed to different developers as well as between raw land and lot sales. For the nine months ended September 30, 2006, raw land sales represented 40.3% of the total acres sold while lot sales represented the remaining 59.7%.
     Cost of sales decreased $20.6 million to $17.5 million during the nine months ended September 30, 2006, as compared to $38.1 million for the same period in 2005. The decrease in cost of sales was due to the decrease in sales activity. Cost of sales as a percentage of related revenue was approximately 59.0% for the nine months ended September 30, 2006 compared to 45.0% for the same period in 2005.
     Selling, general and administrative expenses increased 15.0% to $10.2 million during the nine months ended September 30, 2006, from $8.8 million during the same period in 2005. The increase primarily was a result of increases in compensation and other administrative expenses attributable to increased headcount in support of our expansion into the South Carolina market and commercial leasing and irrigation activities, increased property taxes in Florida, increased advertising and marketing costs, and increased depreciation associated with projects being internally developed. These increases were offset in part by lower incentive compensation associated with the decrease in profitability in the nine months ended September 30, 2006 as compared to the same period in 2005. As a percentage of total revenues, our selling, general and administrative expenses increased to 34.2% during the nine months ended September 30, 2006, from 10.4% during the same period in 2005. The large variance is attributable to the large land sale that occurred in the nine months ended September 30, 2005 which created a large increase in revenue without a corresponding increase in selling, general and administrative expenses due to the fixed nature of many of the Land Division’s expenses.
     Interest incurred and capitalized during the nine months ended September 30, 2006 and 2005 was $4.5 million and $1.5 million, respectively. Interest incurred was higher due to higher outstanding balances of notes and mortgage notes payable, as well as increases in the average interest rate on our variable-rate debt. Cost of sales of real estate during the nine months ended September 30, 2006 included previously capitalized interest of $249,000, compared to $668,000 during the same period in 2005.
     The increase in interest and other income from $1.5 million for the nine months ended September 30, 2005 to $5.0 million for the same period in 2006 is related to a $1.3 million gain on sale of fixed assets, increased marketing, lease and irrigation income, and higher interest income generated by our various interest bearing deposits.

OTHER OPERATIONS RESULTS OF OPERATIONS

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
	2006	2005	Change	2006	2005	Change
(In thousands)	(Unaudited)			(Unaudited)
Revenues
Sales of real estate	$—	—	—	—	14,709	(14,709)

Total revenues	—	—	—	—	14,709	(14,709)

Costs and expenses
Cost of sales of real estate	749	555	194	2,047	12,505	(10,458)
Selling, general and administrative expenses	7,070	3,879	3,191	20,330	11,749	8,581
Other expenses	—	—	—	—	—	—

Total costs and expenses	7,819	4,434	3,385	22,377	24,254	(1,877)

Earnings from Bluegreen Corporation	6,923	5,951	972	9,026	12,818	(3,792)
Earnings (loss) from real estate joint ventures	26	(207)	233	(51)	(179)	128
Interest and other income	777	1,178	(401)	2,318	2,694	(376)

(Loss) income before income taxes	(93)	2,488	(2,581)	(11,084)	5,788	(16,872)
(Benefit) provision for income taxes	(271)	900	(1,171)	(5,006)	2,055	(7,061)

Net income (loss)	$178	1,588	(1,410)	(6,078)	3,733	(9,811)

     Other Operations include all other Company operations, including Levitt Commercial, Parent Company general and administrative expenses, earnings from our investment in Bluegreen and earnings (loss) from investments in various real estate projects and trusts. We currently own approximately 9.5 million shares of the common stock of Bluegreen, which represented approximately 31.0% of Bluegreen’s outstanding shares as of September 30, 2006. Under equity method accounting, we recognize our pro-rata share of Bluegreen’s net income (net of purchase accounting adjustments) as pre-tax earnings. Bluegreen has not paid dividends to its shareholders; therefore, our earnings represent only our claim to the future distributions of Bluegreen’s earnings. Accordingly, we record a tax liability on our portion of Bluegreen’s net income. Our earnings in Bluegreen increase or decrease concurrently with Bluegreen’s reported results. Furthermore, a significant reduction in Bluegreen’s financial position could potentially result in an impairment charge on our investment against our future results of operations.
     The Company also has current sales commitments of approximately $9.1 million associated with the flex warehouse units that Levitt Commercial produces. Revenue associated with these contracts is expected to be realized in the fourth quarter of 2006.
For the Three Months Ended September 30, 2006 Compared to the Same 2005 Period:
     Cost of sales of real estate in Other Operations includes the expensing of interest previously capitalized. Interest in Other Operations is capitalized and amortized to cost of sales in accordance with the relief rate used in the Company’s operating segments. This capitalization is for Other Operations debt where interest is allocated to inventory in the other operating segments. Cost of sales increased to $749,000 during the three months ended September 30, 2006, as compared to $555,000 during the three months ended September 30, 2005. The slight increase is attributable to larger debt levels than in the prior period.
     Bluegreen reported net income for the three months ended September 30, 2006 of $21.9 million, as compared to net income of $18.3 million for the same period in 2005. Our interest in Bluegreen’s earnings, net of purchase accounting adjustments, was $6.9 million for the three months ended September 30, 2006 compared to $6.0 million for the same period in 2005.

     Selling, general and administrative expenses increased to $7.1 million during the three months ended September 30, 2006 as compared to $3.9 million during the three months ended September 30, 2005. This increase is a result of higher employee compensation and benefits, recruiting expenses, and professional services expenses. Employee compensation costs increased by approximately $2.0 million, from $1.9 million during the three months ended September 30, 2005 to $3.9 million for the same period in 2006. The increase relates to the increase in the number of full time employees to 63 at September 30, 2006 from 29 at September 30, 2005. Additionally, approximately $1.0 million of the increase in compensation expense was associated with non-cash stock-based compensation for which no expense was recorded in the same period in 2005. We also had an increase in professional services due to non-capitalizable consulting services performed in the three months ended September 30, 2006 related to our financial systems implementation of a new technology and data platform for all of our operating entities. Our segments are all on one system platform beginning in October 2006. The system implementation costs consisted of training and other validation procedures that were performed in the three months ended September 30, 2006. These costs did not exist in the three months ended September 30, 2005. These increases were offset in part by lower incentive compensation associated with the decrease in company profitability.
     Interest incurred and capitalized in Other Operations was approximately $2.2 million and $1.4 million for the three months ended September 30, 2006 and 2005, respectively. The increase in interest incurred was attributable to an increase in mortgage notes payable associated with Levitt Commercial’s development activities, an increase in junior subordinated debentures and an increase in the average interest rate on our borrowings. Those amounts include adjustments to reconcile the amount of interest eligible for capitalization on a consolidated basis with the amounts capitalized in the Company’s other business segments.
Nine Months Ended September 30, 2006 Compared to the Same 2005 Period:
     We generated no sales of real estate in the nine months ended September 30, 2006 compared to $14.7 million in the same period in 2005. During the nine months ended September 30, 2005, Levitt Commercial delivered 44 flex warehouse units generating revenues of $14.7 million while no units were delivered during the 2006 period. Deliveries of individual flex warehouse units by Levitt Commercial generally occur in rapid succession upon the completion of a warehouse building. Accordingly, revenues from Levitt Commercial’s development in any one quarter are not representative of following quarters or the full year. Levitt Commercial has two flex warehouse projects with a total of 46 units currently in development that are expected to be completed in the fourth quarter of 2006, at which time we expect to generate additional revenue associated with those projects.
     Cost of sales of real estate in Other Operations includes the expensing of interest previously capitalized. Interest in Other Operations is capitalized and amortized to cost of sales in accordance with the relief rate used in the Company’s operating segments. This capitalization is for Other Operations debt where interest is allocated to inventory in the other operating segments. Cost of sales of real estate decreased $10.5 million from $12.5 million in the nine months ended September 30, 2005 to $2.0 million in the nine months ended September 30, 2006. Cost of sales of real estate in Other Operations in the nine months ended September 30, 2005 includes the cost of sales on flex warehouse units delivered.
     Bluegreen reported net income for the nine months ended September 30, 2006 of $28.0 million, as compared to net income of $39.6 million for the same period in 2005. Our interest in Bluegreen’s earnings, net of purchase accounting adjustments, was $9.0 million for the nine months ended September 30, 2006 compared to $12.8 million for the same period in 2005.

     Selling, general and administrative expense increased 73.0% to $20.3 million during the nine months ended September 30, 2006, from $11.7 million during the same period in 2005. The increase is a result of higher employee compensation and benefits, recruiting expenses, and professional services expenses. Employee compensation costs increased by approximately $5.3 million from $4.9 million during the nine months ended September 30, 2005 to $10.2 million for the same period in 2006. The increase relates to the increase in the number of full time employees to 63 at September 30, 2006 from 29 at September 30, 2005. Additionally, approximately $2.3 million of the increase in compensation expense was associated with non-cash stock-based compensation for which no expense was recorded in the same period in 2005. Lastly, we experienced an increase in professional services due to non-capitalizable consulting services performed in the nine months ended September 30, 2006 related to our financial systems implementation of a new technology and data platform for all of our operating entities. Our segments are all on one system platform beginning in October 2006. The system implementation costs consisted of training and other validation procedures that were performed in the nine months ended September 30, 2006. These costs did not exist in the nine months ended September 30, 2005.
     Interest incurred and capitalized on notes and mortgage notes payable totaled $5.1 million during the nine months ended September 30, 2006, compared to $3.5 million during the same period in 2005. The increase in interest incurred was attributable to an increase in mortgage notes payable associated with Levitt Commercial’s development activities, an increase in junior subordinated debentures and an increase in the average interest rate on our borrowings. Cost of sales of real estate includes previously capitalized interest of $2.0 million and $1.7 million during the nine months ended September 30, 2006 and 2005, respectively. Those amounts include adjustments to reconcile the amount of interest eligible for capitalization on a consolidated basis with the amounts capitalized in the Company’s other business segments.

FINANCIAL CONDITION
September 30, 2006 compared to December 31, 2005
     Our total assets at September 30, 2006 and December 31, 2005 were $1.1 billion and $896 million, respectively.
     The material changes in the composition of assets primarily resulted from:
•	a net decrease in cash and cash equivalents of $48.3 million, which resulted from cash used in operations and investing activities of $239.9 million, partially offset by an increase in cash provided by financing activities of $191.6 million;

•	a net increase in inventory of real estate of approximately $234.3 million, which includes approximately $64.8 million in land acquisitions by our Homebuilding Division; and

•	an increase of $26.0 million in property and equipment associated with increased investment in commercial properties under construction at Core Communities, support for infrastructure in our master planned communities, and hardware and software acquired for our systems upgrade.
     Total liabilities at September 30, 2006 and December 31, 2005 were $763 million and $546 million, respectively.
     The material changes in the composition of total liabilities primarily resulted from:
•	a net increase in notes and mortgage notes payable of $164.5 million, primarily related to project debt associated with 2006 land acquisitions and land development activities;

•	an increase of $2.3 million in customer deposits due to a larger percentage of homes in backlog coming from Florida which historically involves larger deposits.

•	an increase of $30.9 million in junior subordinated debentures ;

•	an increase of $34.4 million in accounts payable and accrued liabilities, relating to accruals for certain construction related accruals, and the timing of invoices processed; and

•	a decrease in the current tax liability of approximately $12.6 million relating primarily to the decrease in pre-tax income realized by the Company and the timing of estimated tax payments.
LIQUIDITY AND CAPITAL RESOURCES
     Management assesses the Company’s liquidity in terms of its ability to generate cash to fund its operating and investment activities. During the nine months ended September 30, 2006, our primary sources of funds were the proceeds from the sale of real estate inventory and borrowings from financial institutions. These funds were utilized primarily to acquire, develop and construct real estate, to service and repay borrowings and to pay operating expenses.
     The Company’s cash declined $49.7 million during the nine months ended September 30, 2006 primarily as a result of its continued investment in inventory. The Company also utilized borrowings to finance the purchase of that inventory. Net cash used in operations totaled $220.3 million, with $248.1 million expended on inventory, including raw land and construction materials. Net cash used in investing totaled $19.6 million, with $20.4 million used for additions to property and equipment. These expenditures were offset by an increase in cash generated from various project related and corporate debt. Total cash provided by financing was $191.6 million, with additional borrowings totaling $343.8 million and repayments representing $148.5 million.

     We rely on third party financing to fund the acquisition and development of land. Notes and mortgage notes payable increased $164.3 million since December 31, 2005 mainly due to financing inventory acquisitions. Refer to footnote 7 which describes the components of this increase.
     In addition to the liquidity provided by our existing credit facilities, we expect to continue to fund our short-term liquidity requirements through future cash provided by operations, other financing activities and our cash on hand. We expect to meet our long-term liquidity requirements for items such as acquisitions, debt service and repayment obligations primarily with cash on hand, long-term secured and unsecured indebtedness and equity, as well as potential asset sales. We have substantially curtailed our acquisition of new land, and are carefully reviewing expenditures for land development and community amenities in light of current market conditions. As of September 30, 2006 and December 31, 2005, we had cash and cash equivalents of $65.2 million and $113.6 million, respectively.
     At September 30, 2006, our consolidated debt totaled $603.2 million under total borrowing facilities of up to $916.2 million. Our scheduled principal payment obligations with respect to our debt for the 12 months beginning September 30, 2006 are anticipated to total $60.1 million. However, certain of our borrowings require us to repay specified amounts upon a sale of portions of the property securing the debt. These amounts would be in addition to the scheduled payments over the next twelve months. We expect to generate most of the funds to repay these amounts from sales of real estate, financing activities and our cash on hand. Some of our borrowing agreements contain provisions that, among other things, require us to maintain certain financial ratios and minimum net worth. These requirements may limit the amount of debt that we can incur in the future and restrict the payment of dividends to us by our subsidiaries. At September 30, 2006, we were in compliance with all loan agreement financial requirements and covenants.

Off Balance Sheet Arrangements and Contractual Obligations
     In connection with the development of certain of our communities, we establish community development districts to access bond financing for the funding of infrastructure development and other projects within the community. If we were not able to establish community development districts, we would need to fund community infrastructure development out of operating income or through other sources of financing or capital. The bonds issued are obligations of the community development district and are repaid through assessments on property within the district. To the extent that we own property within a district when assessments are levied, we will be obligated to pay the assessments as they are due. As of September 30, 2006, development districts in Tradition, Florida had $62.0 million of community development district bonds outstanding and we owned approximately 37.0% of the property in those districts. During the three months ended September 30, 2006, we recorded approximately $333,000 in assessments on property we owned in the districts. These costs were capitalized to inventory as development costs and will be recognized as cost of sales when the assessed properties are sold to third parties.
     The following table summarizes our contractual obligations as of September 30, 2006 (in thousands):

		Payments due by period
		Less than	2 - 3	4 - 5	More than
Category (2)	Total	1 year	Years	Years	5 years
Long-term debt obligations (1)	$603,222	61,213	349,206	72,340	120,463
Operating lease obligations	8,198	2,209	3,156	1,208	1,625
Purchase obligations	35,771	35,771	—	—	—

Total Obligations	$647,191	99,193	352,362	73,548	122,088

(1)	Amounts exclude interest because terms of repayment are based on construction activity and sales volume. In addition, a large portion of our debt is based on variable rates.

(2)	These amounts represent scheduled principal payments and some of those borrowings require the repayment of specified amounts upon a sale of portions of the property securing those obligations.
     Long-term debt obligations consist of notes, mortgage notes and bonds payable. Operating lease obligations consist of lease commitments. Purchase obligations consist of contracts to acquire real estate properties for development and sale for which due diligence has been completed and our deposit is committed; however our liability for not completing the purchase of any such property is generally limited to the deposit we made under the relevant contract. At September 30, 2006, we had $1.3 million in deposits securing such purchase commitments.
     At September 30, 2006, we had outstanding surety bonds and letters of credit of approximately $126.0 million related primarily to obligations to various governmental entities to construct improvements in our various communities. We estimate that approximately $100.6 million of work remains to complete these improvements. We do not believe that any outstanding bonds or letters of credit will likely be drawn upon.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
     Market risk is defined as the risk of loss arising from adverse changes in market valuations that arise from interest rate risk, foreign currency exchange rate risk, commodity price risk and equity price risk. We have a risk of loss associated with our borrowings as we are subject to interest rate risk on our long-term debt. At September 30, 2006, we had $497.5 million in borrowings with adjustable rates tied to the prime rate and/or LIBOR rates and $105.7 million in borrowings with fixed or initially-fixed rates. Consequently, the impact on our variable rate debt from changes in interest rates may affect our earnings and cash flows but would generally not impact the fair value of such debt. With respect to fixed rate debt, changes in interest rates generally affect the fair market value of the debt but not our earnings or cash flow.
     Assuming the variable rate debt balance of $497.5 million outstanding at September 30, 2006 (which does not include initially fixed-rate obligations which will not become floating rate during 2006) were to remain constant, each one percentage point increase in interest rates would increase the interest incurred by us by approximately $5.0 million per year.
NEW ACCOUNTING PRONOUNCEMENTS.
     In December 2004, FASB issued Statement No. 152 (“Accounting for Real Estate Time-Sharing Transactions—an amendment of FASB Statements No. 66 and 67). This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position 04-02 Accounting for Real Estate Time-Sharing Transactions (“SOP 04-02”). This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-02. Effective January 1, 2006, Bluegreen adopted SOP 04-02 which resulted in a one-time, non-cash, cumulative effect of change in accounting principle charge of $4.5 million to Bluegreen for the nine months ended September 30, 2006, and accordingly reduced the earnings in Bluegreen recorded by us by approximately $1.4 million for the same period.
     In December 2004, the FASB issued Staff Position 109-1 (“FSP 109-1”), “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” The American Jobs Creation Act provides a 3% deduction on “qualified domestic production activities income” and is effective for our fiscal year ending December 31, 2006, subject to certain limitations. This deduction provides a tax savings against income attributable to domestic production activities, including the construction of real property. When fully phased-in, the deduction will be up to 9% of the lesser of “qualified production activities income” or taxable income. Based on the guidance provided by FSP 109-1, this deduction should be accounted for as a special deduction under SFAS No. 109, Accounting for Income Taxes, and will reduce tax expense in the period or periods that the amounts are deductible on the tax return. Although we will continue to assess the potential impact of this new deduction for the year ending December 31, 2006, we believe there will be no effect the adoption will have no effect on our results of operations.
     In June 2006, the FASB issued FIN No. 48 (“Accounting for Uncertainty in Income Taxes — an interpretation of FASB No. 109”.) FIN 48 provides guidance for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. FIN 48 substantially changes the accounting policy for uncertain tax positions and is likely to cause greater volatility in our provision for income taxes. The interpretation also revises disclosure requirements including a tabular roll-forward of unrecognized tax benefits. The interpretation is effective as of January 1, 2007 and we are currently reviewing the effect of this guidance in an effort to quantify all exposure items.

     In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 which established an approach to quantify errors in financial statements. The SEC’s new approach to quantifying errors in the financial statements is called the dual-approach. This approach quantifies the errors under two common approaches requiring the registrant to adjust its financial statements when either approach results in a material error after considering all quantitative and qualitative factors. SAB No. 108 permits companies to initially apply its provisions by either restating prior financial statements or recording the cumulative effect of adjusting assets and liabilities as of January 1, 2006 as an offsetting adjustment to the opening balance of retained earnings. Use of the cumulative effect transition method requires disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. We are currently reviewing the effect of this bulletin on our consolidated financial statements and currently believe the impact on our results of operations will be immaterial.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (our fiscal year beginning January 1, 2008), and interim periods within those fiscal years. We are currently reviewing the effect of this Statement on our consolidated financial statements and do not expect the adoption to have an effect on our financial condition or results of operations.
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     As of September 30, 2006, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO), our Chief Financial Officer (CFO) and our Chief Accounting Officer (CAO), as to the effectiveness, design and operation of our disclosure controls and procedures (pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)). As discussed below, we have made changes in our internal controls since the filing of our Form 10-K as of December 31, 2005 which we believe remediate the material weakness identified below. We are relying on those changes in internal controls as an integral part of our disclosure controls and procedures. Based upon the results of the evaluation of our disclosure controls and procedures, management, including our CEO, CFO and CAO, concluded that our disclosure controls and procedures were effective as of September 30, 2006.
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

     As previously disclosed, during the first quarter of 2006, we implemented automated and manual controls for our financial systems to restrict responsibilities and financial reporting system access rights for senior financial personnel. We finished designing, implementing, and testing the operating effectiveness of the changes in these controls in the first quarter of 2006 and determined that all access rights within our financial system were appropriately assigned as of September 30, 2006. We believe that the changes in our internal controls described above remediated the material weakness.
     During the third quarter, we reviewed our internal control over financial reporting, and there have been no other changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting through September 30, 2006.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     There have been no material changes in our legal proceedings from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.
Item 1A. Risk Factors
     There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.
Item 6. Exhibits
Index to Exhibits

Exhibit 10.0*	Amendment dated August 28, 2006 to Employment Agreement of Elliott Wiener dated July 19, 2001.

Exhibit 31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.3*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.3*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Exhibits filed with this Form 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEVITT CORPORATION
Date: November 9, 2006	By:	/s/ Alan B. Levan
Alan B. Levan, Chief Executive Officer

Date: November 9, 2006	By:	/s/ George P. Scanlon
George P. Scanlon, Executive Vice President,
Chief Financial Officer

Date: November 9, 2006	By:	/s/ Jeanne T. Prayther
Jeanne T. Prayther, Chief Accounting Officer