Form 10-K
period 2006-12-31
LEVITT CORP
filed 2007-03-16
CIK 1218320

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Year Ended December 31, 2006

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number
001-31931
Levitt Corporation
(Exact name of registrant as specified in its Charter)

Florida (State or other jurisdiction of incorporation or organization)	11-3675068 (I.R.S. Employer Identification No.)

2200 West Cypress Creek Road Ft. Lauderdale, Florida (Address of principal executive offices)	33309 (Zip Code)
(954) 958-1800
(Registrant’s telephone number, including area code)
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Class A Common Stock, Par Value $0.01 Per Share (Title of Each Class)	New York Stock Exchange (Name of Each Exchange on Which Registered)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐           No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐           No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑           No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.           ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non- accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐      Accelerated filer  ☑      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐           No ☑
     As of June 30, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $263.0 million based on the $15.92 closing sale price as reported on the New York Stock Exchange.
The number of shares outstanding for each of the Registrant’s classes of common stock, as of March 13, 2007 is as follows:

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

PART I
Some of the statements contained or incorporated by reference herein include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act” ), that involve substantial risks and uncertainties. Some of the forward-looking statements can be identified by the use of words such as “anticipate,” “believe,” “estimate,” “may,” “intend,” “expect,” “will,” “should,” “seek” or other similar expressions. Forward-looking statements are based largely on management’s expectations and involve inherent risks and uncertainties described in this report. When considering those forward-looking statements, you should keep in mind the risks, uncertainties and other cautionary statements in this Form 10-K, including those identified under Item 1A. — Risk Factors. These risks are subject to change based on factors which are, in many instances, beyond the Company’s control. Some factors which may affect the accuracy of the forward-looking statements apply generally to the real estate industry, while other factors apply directly to us. Any number of important factors could cause actual results to differ materially from those in the forward-looking statements including: the impact of economic, competitive and other factors affecting the Company and its operations; the market for real estate in the areas where the Company has developments, including the impact of market conditions on the Company’s margins and the fair value of our real estate inventory; the accuracy of the estimated fair value of our real estate inventory and the potential for further impairment charges; the need to offer additional incentives to buyers to generate sales; the effects of increases in interest rates; cancellations of existing sales contracts and the ability to consummate sales contracts included in the Company’s backlog; the Company’s ability to realize the expected benefits of its expanded platform, technology investments, growth initiatives and strategic objectives; the Company’s ability to timely deliver homes from backlog, shorten delivery cycles and improve operational and construction efficiency; the realization of cost savings associated with reductions of workforce and the ability to limit overhead and costs commensurate with sales; the Company’s ability to maintain sufficient liquidity in the event of a prolonged downturn in the housing market and the Company’s success at managing the risks involved in the foregoing. Many of these factors are beyond our control. The Company cautions that the foregoing factors are not exclusive.
ITEM 1. BUSINESS
General Description of Business
     We are a homebuilding and real estate development company with activities throughout the Southeastern United States. We were organized in December 1982 under the laws of the State of Florida.
     Our principal real estate activities are conducted through our Homebuilding and Land Divisions. Our Homebuilding Division consists of the operations of Levitt and Sons, LLC (“Levitt and Sons”), our wholly-owned homebuilding subsidiary, which primarily develops single and multi-family homes. In our single-family home communities, we specialize in serving active adults and families. The standard base price for the homes we sell varies by geography and is between $110,000 and $650,000. For 2006, the average closing price of the homes we delivered was $302,000. Our Land Division consists of the operations of Core Communities, LLC (“Core Communities”), our wholly-owned master-planned community development subsidiary. In our master-planned communities, we generate revenue from developing, marketing and selling large acreage and raw and finished lots to third-party residential, commercial and industrial developers and internally developing certain commercial projects for leasing. We also sell land to our Homebuilding Division, which develops both active adult and family communities in our master-planned communities. We are also engaged in commercial real estate activities through our wholly owned subsidiary, Levitt Commercial, LLC (“Levitt Commercial”), and we invest in other real estate projects through subsidiaries and various joint ventures. In addition, we own approximately 31% of the outstanding common stock of Bluegreen Corporation (“Bluegreen”, NYSE: BXG), which acquires, develops, markets and sells vacation ownership interests in “drive-to” vacation resorts as well as residential home sites around golf courses or other amenities.
     Levitt and Sons is primarily a real estate developer of single and multi-family home and townhome communities specializing in both active adult and family communities in Florida, Georgia, South Carolina and Tennessee. Levitt and Sons and its predecessors have built more than 200,000 homes since 1929. It has strong brand awareness as America’s oldest homebuilder and is recognized nationally for having built the Levittown communities in New York, New Jersey and Pennsylvania. We acquired Levitt and Sons in December 1999. Levitt and Sons includes the operations of Bowden Building Corporation, a builder of single family homes based in Tennessee, which was acquired in April 2004. In the second quarter of 2006 we conducted an impairment review due to profitability and cash flows in Tennessee declining to a point where the carrying value of the assets exceeded their market value. As a result of this review, the $1.3 million of goodwill recorded in connection with the Bowden acquisition was fully written off in 2006 due to the carrying value of the assets exceeding their current market value.
     Core Communities develops master-planned communities and is currently developing Tradition™, Florida, which is located in Port St. Lucie, Florida and Tradition, South Carolina, which is located in Hardeeville, South Carolina. Our original community is St. Lucie West. Substantially completed in 2006, it is a 4,600 acre community located in Port St. Lucie, Florida consisting of approximately 6,000 built and occupied homes, numerous businesses, a university campus and the New York Mets’ spring training facility. Our second master-planned community, Tradition, Florida also located in Port St. Lucie, Florida, encompasses more than 8,200 total acres, including approximately five miles of frontage on Interstate 95 and will have approximately 18,000 residential units and 8.5 million square feet of commercial space. Our Tradition, South Carolina development consists of approximately 5,400 acres, and is currently entitled for up to 9,500 residential units, with 1.5 million square feet of commercial space, in addition to recreational areas, educational facilities and emergency services. Land sales commenced in Tradition, South Carolina in the fourth quarter 2006.
Recent Developments
Merger Agreement with BFC
     On January 31, 2007, we announced that we had entered into a definitive merger agreement with BFC Financial Corporation, a Florida corporation (“BFC”) which owns shares representing approximately 17% of our total equity and 53% of our total voting power, pursuant to which we would, upon consummation of the merger, become a wholly owned subsidiary of BFC. Under the terms of the merger agreement, holders of our Class A Common Stock (other than BFC) will be entitled to receive 2.27 shares of BFC Class A Common Stock for each share of our Class A Common Stock held by them and cash in lieu of any fractional shares of BFC Class A Common Stock that they otherwise would be entitled to receive. Further, under the terms of the merger agreement, options to purchase shares, and restricted stock awards, of our Class A Common Stock will be converted into options to purchase, and restricted stock awards, as applicable, of shares of BFC Class A Common Stock with appropriate adjustments to reflect the exchange ratio. BFC Class A Common Stock is listed for trading on the NYSE Arca Stock Exchange under the symbol “BFF,” and on January 30, 2007, its closing price on such exchange was $6.35. The merger agreement contains certain customary representations, warranties and covenants on the part of us and BFC, and the consummation of the merger is subject to a number of customary closing and termination conditions as well as the approval of both the Company’s and BFC’s shareholders. Further, in addition to the shareholder approvals required by Florida law, the merger will also be subject to the approval of the holders of our Class A Common Stock other than BFC and certain other shareholders. The merger is subject to a number of risks and uncertainties, including, without limitation, the risk that the market price of BFC Class A Common Stock as quoted on the NYSE Arca Stock Exchange might decrease during the interim period between the date of the merger agreement and the date on which the merger is completed, thereby decreasing the value of the consideration to be received by holders of our Class A Common Stock in connection with the merger, and the risk that the merger may not be completed as contemplated, or at all. The merger is currently expected to close during 2007. If the merger is completed, all of our common stock will be canceled and our Class A Common Stock will no longer be listed on the New York Stock Exchange. While we are optimistic that the merger will be approved, the merger is subject to a number of conditions, including shareholder approval. In the event that the merger is not approved by shareholders, or not consummated for any other reason, it is our current intention to pursue a rights offering to holders of Levitt’s Class A Common Stock.

Impairment charges
     The trends in the homebuilding industry were unfavorable in 2006. Demand has slowed significantly as evidenced by fewer new orders, lower conversion rates and higher cancellations in the markets in which we operate. Market conditions have been particularly difficult in Florida, which we believe are the result of changing homebuyer sentiment, reluctance of buyers to commit to a new home purchase because of uncertainty in their ability to sell their existing home, few homebuyers purchasing properties as investments, rising mortgage financing expenses, and an increase in both existing and new homes available for sale. In addition, higher sales prices, increases in property taxes and higher insurance rates in Florida have impacted affordability for buyers. As a result of these market conditions, we evaluated the real estate inventory reflected on our balance sheet for impairment on a project by project basis throughout 2006. Based on this assessment, we recorded $36.8 million of impairment charges for the year ended December 31, 2006 which are included in cost of sales in the consolidated statements of operations. Included in this amount are pretax charges of approximately $34.3 million of homebuilding inventory impairments and $2.5 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase.
Reduction in Force
     Based on an ongoing evaluation of costs in view of current market conditions, we reduced our headcount in February by 89 employees resulting in a $440,000 severance charge to be recorded in the first quarter of 2007. It is expected that annual cash savings from the reduction in force will be approximately $3.9 million.
Business Strategy
     Our business strategy involves the following principal goals:
     Implement initiatives to increase sales and focus on improving customer service and quality control. Currently, we sell homes throughout Florida, Georgia, South Carolina and Tennessee. While the trends in the homebuilding industry were unfavorable in 2006, management is focused on cost control and initiatives to improve sales. Costs are being reviewed on an ongoing basis to align spending with new orders and home closings. We are also attempting to reduce our costs from our subcontractors and contain costs by using fixed price contracts. However, we remain committed to our strategic initiatives including our focus on customer service, marketing initiatives, and improvements in quality and construction cycle time. Advertising, outside broker commissions and other marketing costs have increased as competition for buyers has intensified. Continued aggressive marketing expenditures and customer incentives are expected to continue until the market stabilizes. We believe that these initiatives will prove advantageous in the current market as well as contribute to achieving long term profitability when the market returns to normal levels of growth.
     Operate more efficiently and effectively. We have recently taken steps which we believe will improve our operating efficiencies. We are working diligently to align our staffing levels with current and anticipated future market conditions and will continue to focus on implementing expense management initiatives throughout the organization. We have hired additional experienced operating and financial professionals throughout the organization, increased accountability throughout the organization and implemented a new technology platform for all of our operating entities, excluding our Tennessee operations. We intend to continue our focus on improving our operating effectiveness in 2007 by continuing programs such as reducing our construction cycle time.
     Continue to develop master-planned communities in desirable markets for sale and leasing. The Land Division is actively developing and marketing its master-planned communities in Florida and South Carolina. In addition to sales of parcels to homebuilders, the Land Division continues to expand its commercial operations through sales to developers and through its efforts to internally develop certain projects for leasing to third parties. In 2006 we expanded our commercial development and leasing activities with the construction and development of a “Power Center” at Tradition, Florida. The Power Center is substantially leased primarily to several “big box” retailers and is expected to open in the fall of

2007. We view our commercial projects opportunistically and intend to periodically evaluate the short and long term benefits of retention or disposition. Historically, land sale revenues have been sporadic and fluctuated more dramatically than home sale revenues, but land sale transactions result in higher margins, which historically have varied between 40% and 60%. However, margins on land sales and the many factors which impact the margin may not remain at these levels given the current downturn in the real estate markets where we own properties. Our land development activities in our master-planned communities complement our homebuilding activities by offering a source of land for future homebuilding. At the same time, our homebuilding activities have complemented our master-planned community development activities since we believe the Homebuilding Division’s strong merchandising and quality developments have tended to support future land sales in our master-planned communities. Much of our master-planned community acreage is under varying development orders and is not immediately available for construction or sale to third parties at prices that maximize value. As these parcels become available for sale, our Homebuilding Division will have an opportunity to develop them. Our strategy is to review whether the allocation of the land to our Homebuilding Division maximizes both the community as a whole and our overall business goals. In December 2006 the Homebuilding Division acquired the first 150 acres in Tradition South Carolina from our Land Division and currently plans to acquire an additional 312 acres in stages through 2009. Third-party homebuilder sales remain an important part of our ongoing strategy to generate cash flow, maximize returns and diversify risk, as well as to create appropriate housing alternatives for different market segments in our master-planned communities. Therefore, we will review each parcel as it is ready for development to determine if it should be developed by the Homebuilding Division, sold to a third party, or internally developed for leasing.
     Improve our financial strength. We are focusing our efforts on improving our financial condition including enhancing our liquidity, preserving our borrowing capacity, and monitoring expenses. In addition to expense management, we are reviewing our land positions to ensure that our land portfolio is fairly valued and appropriately aligned with our expectations of future housing demand. Further, in January 2007 we announced that we entered into a definitive merger agreement pursuant to which we will become a wholly-owned subsidiary of BFC. We believe this will provide opportunities to strengthen our balance sheet as BFC has no debt at the holding company level and we believe is better positioned to access other financial resources. We are currently reviewing and in the process of selling certain of our land inventory. We suspended additional land acquisitions in the year ended December 31, 2006 and we wrote off approximately $2.5 million of pre-acquisition costs and deposits relating to properties that we decided not to acquire. Our current inventory is expected to yield sufficient usable homesites for the next five to six years and could last longer if current absorption levels persist.
     Maintain a conservative risk profile. Our goal is to maintain a disciplined risk management approach to our business activities. Other than our model homes, the majority of our homes are pre-sold before construction begins. We generally require customer deposits of 5% to 10% of the base sales price of our homes, and we require a higher percentage deposit for design customizations and upgrades in order to minimize the risk of cancellations. We continue to seek to maintain our homebuilding land inventory at levels that can be absorbed within five to six years. Our master planned communities are long term projects with development cycles in excess of 10 years. We believe that we mitigate the risk inherent in our investments in our planned communities through careful site selection and market research in collaboration with our Homebuilding Division. We periodically sell both raw and developed parcels to our Homebuilding Division as well as other commercial and residential developers.
     Utilize community development districts to fund development costs. We establish community development districts to access tax-exempt bond financing to fund infrastructure and other projects at our master-planned community developments which is a common practice among land developers in Florida. The ultimate owners of the property within the district are responsible for amounts owed on these bonds which are funded through annual assessments. Generally, in Florida, no payments under the bonds are required from property owners during the first two years after issuance as a result of capitalized interest built into the bond proceeds. While we are responsible for any assessed amounts until the underlying property is sold, this strategy allows us to more effectively manage the cash required to fund infrastructure at the project in the short term. If the property is not sold prior to the assessment date we will be required to pay the full amount of the annual assessment on the property owned by us.

Business Segments
     Management reports results of operations through three segments: Homebuilding Division, Land Division and Other Operations. The presentation and allocation of the assets, liabilities and results of operations of each segment may not reflect the actual economic costs of the segment as a stand-alone business. If a different basis of allocation were utilized, the relative contributions of the segment might differ but, in management’s view, the relative trends in segments would not likely be impacted. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 21 to our audited consolidated financial statements for discussion of trends, results of operations and further discussion on each segment.
Homebuilding Division
     Our Homebuilding Division develops planned communities featuring homes with base prices generally ranging between $110,000 to $650,000. Our average contract price for new home orders in 2006, which includes the base price and buyer selected options and upgrades, was approximately $342,000. Our communities are designed to serve both active adult homeowners, aged 55 and older, and families. The communities currently under development or under contract and relevant data as of December 31, 2006 are as follows:

	Number of	Planned	Closed		Sold	Net Units
	Communities	Units (a)	Units	Inventory	Backlog	Available
Active Adult Communities
Current Developments (includes optioned lots)	15	10,629	3,262	7,367	767	6,600
Properties Under Contract to be Acquired (b)	1	690	0	690	0	690

Total Active Adult	16	11,319	3,262	8,057	767	7,290

Family Communities
Current Developments (includes optioned lots)	33	7,271	3,200	4,071	481	3,590
Properties Under Contract to be Acquired (b)	0	0	0	0	0	0

Total Family	33	7,271	3,200	4,071	481	3,590

TOTAL HOMEBUILDING
Current Developments (includes optioned lots)	48	17,900	6,462	11,438	1,248	10,190
Properties Under Contract to be Acquired (b)	1	690	0	690	0	690

TOTAL HOMEBUILDING	49	18,590	6,462	12,128	1,248	10,880

(a)	Actual number of units may vary from original project plan due to engineering and architectural changes.

(b)	There can be no assurance that the current property under contract will be acquired.
     The properties under contract listed above represent properties for which due diligence have been completed as of December 31, 2006 which our Homebuilding Division has the right to acquire at an aggregate purchase price of $14.2 million. Management will continue to evaluate market conditions and decide whether it is prudent to acquire this property in 2007, if at all. If a decision is made not to purchase properties under contract with third parties, amounts deposited or expended for due diligence will be written off. At December 31, 2006, we had $400,000 in deposits securing this purchase obligation and we are currently evaluating this obligation and intend to acquire the land associated with this purchase obligation.
     At December 31, 2006, our homebuilding backlog was 1,248 units, or $438.2 million. Backlog represents the number of units subject to pending sales contracts. Homes in backlog include homes that have been completed, but on which title has not been transferred, homes not yet completed and homes on which construction has not begun. There is no assurance that buyers will choose to complete the purchase of homes under contract and our remedy upon such failure to close is generally limited to retaining the buyers’ deposits or seeking specific performance of the sales contracts.

Land Division
     Core Communities was founded in May 1996 to develop a master-planned community in Port St. Lucie, Florida now known as St. Lucie West. It is currently developing master-planned communities in Tradition, Florida and in Tradition, South Carolina. As a master-planned community developer, Core Communities engages in four primary activities: (i) the acquisition of large tracts of raw land; (ii) planning, entitlement and infrastructure development; (iii) the sale of entitled land and/or developed lots to homebuilders (including Levitt and Sons) and commercial, industrial and institutional end-users; and (iv) the development and leasing of commercial space to commercial, industrial and institutional end-users.
     Our completed development, St. Lucie West is a 4,600 acre master-planned community located in St. Lucie County, Florida. It is bordered by Interstate 95 to the west and Florida’s Turnpike to the east. St. Lucie West contains residential, commercial and industrial developments. Within the community, residents are close to recreational and entertainment facilities, houses of worship, retail businesses, medical facilities and schools. PGA of America owns and operates a golf course and a country club on an adjacent parcel. The community’s baseball stadium, Tradition Field®, serves as the spring training headquarters for the New York Mets professional baseball team and a minor league affiliate. There are more than 6,000 homes in St. Lucie West housing nearly 15,000 residents.
     Tradition, Florida, located approximately two miles south of St. Lucie West, includes approximately five miles of frontage on I-95, and encompasses more than 8,200 total acres (with approximately 5,800 saleable acres of which approximately 1,800 acres have been sold). Tradition, Florida is planned to include a corporate park, educational and health care facilities, commercial properties, residential homes and other uses in a series of mixed-use parcels. Community Development District special assessment bonds are being utilized to provide financing for certain infrastructure developments when applicable.
     We acquired our newest master-planned community, Tradition, South Carolina, in 2005. It consists of approximately 5,400 total acres, including approximately 3,000 saleable acres of which 160 acres were sold in 2006. 150 of these acres were sold to the Homebuilding Division. This community is currently entitled for up to 9,500 residential units and 1.5 million square feet of commercial space, in addition to recreational areas, educational facilities and emergency services. Development commenced in the first quarter of 2006 and land sales commenced in South Carolina in the fourth quarter of 2006.
     At December 31, 2006, our Land Division owned approximately 6,500 gross acres in Tradition, Florida including approximately 4,100 saleable acres. Through December 31, 2006, Core Communities had entered into contracts for the sale of a total of 1,794 acres in the first phase residential development at Tradition, Florida of which 1,757 acres had been delivered at December 31, 2006. Our backlog contains contracts for the sale of 37 acres, although there is no assurance that the consummation of those transactions will occur. Delivery of these acres is expected to be completed in 2007. At December 31, 2006, our Land Division additionally owned approximately 5,230 gross acres in Tradition, South Carolina including approximately 2,800 saleable acres. Through December 31, 2006, Core Communities had entered into a contract with Levitt and Sons for the sale of a total of 462 acres in the first phase residential development at Tradition, South Carolina of which 150 acres had been delivered at December 31, 2006. Our third party backlog in Tradition South Carolina contains contracts for the sale of 37 acres.

Our Land Division’s land in development and relevant data as of December 31, 2006 were as follows:

							Third
					Non-		party
	Date	Acres	Closed	Current	Saleable	Saleable	Backlog	Acres
	Acquired	Acquired	Acres	Inventory	Acres (a)	Acres (a)	(b)	Available
Currently in Development
Tradition, Florida	1998 – 2004	8,246	1,757	6,489	2,431	4,058	37	4,021
Tradition, South Carolina	2005	5,390	160	5,230	2,417	2,813	37	2,776

Total Currently in Development		13,636	1,917	11,719	4,848	6,871	74	6,797

(a)	Actual saleable and non-saleable acres may vary over time due to changes in zoning, project design, or other factors. Non-saleable acres include, but are not limited to, areas set aside for roads, parks, schools, utilities and other public purposes.

(b)	Acres under contract to Third Parties
Other Operations
     Other operations consist of Levitt Commercial, our investment in Bluegreen Corporation, investments in joint ventures, other real estate interests, and holding company operations.
Levitt Commercial
     Levitt Commercial was formed in 2001 to develop industrial, commercial, retail and residential properties. As of December 31, 2006 Levitt Commercial has one remaining flex warehouse project with a total of 17 units in the sales backlog which closed in the first quarter of 2007.
Investment in Bluegreen Corporation
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
Other Investments and Joint Ventures
     In October 2004, we acquired an 80,000 square foot office building to serve as our home office in Fort Lauderdale, Florida for $16.2 million. The building was fully leased and occupied during the year ended December 31, 2005 and generated rental income. On November 9, 2005 the lease was modified and two floors of the building were vacated in January 2006. The Company moved its Homebuilding senior management and all Other Operations employees into this building in 2006, and it now serves as the Corporate Headquarters for Levitt Corporation and Levitt and Sons.
     From time to time, we seek to mitigate the risk associated with certain real estate projects by entering into joint ventures. Our investments in joint ventures and the earnings recorded on these investments were not significant for the year ended December 31, 2006.
     We entered into an indemnity agreement in April 2004 with a joint venture partner at Altman Longleaf, relating to, among other obligations, that partner’s guarantee of the joint venture’s indebtedness.

Our liability under the indemnity agreement is limited to the amount of any distributions from the joint venture which exceeds our original capital and other contributions. Levitt Commercial owns a 20% partnership interest in Altman Longleaf, LLC, which owns a 20% interest in this joint venture. This venture is developing a 298-unit apartment complex in Melbourne, Florida. An affiliate of our joint venture partner is the general contractor. Construction commenced on the development in 2004 and was completed in 2006. Our original capital contributions were approximately $585,000. In 2004, we received an additional distribution that totaled approximately $1.1 million. In January 2006, we received a distribution of approximately $138,000. Accordingly, our potential obligation of indemnity after the January 2006 distribution is approximately $664,000. Based on the joint venture assets that secure the indebtedness, we do not believe it is likely that any payment will be required under the indemnity agreement.
Information Technologies
     We continue to seek to improve the efficiency of our field and corporate operations in an effort to plan appropriately for the construction of our homes under contract. In the fourth quarter of 2006, we implemented a fully integrated operating and financial system in order to have all operating entities, with the exception of the Tennessee operations, on one platform and to have all field personnel use a standardized construction scheduling system that aims to improve the management of cycle time, subcontractor relationships and efficiencies throughout the field operations. These systems are expected to enable information to be shared and utilized throughout our company and enable us to better manage, optimize and leverage our employees and management.
Seasonality
     We have historically experienced volatility but not necessarily seasonality, in our results of operations from quarter-to-quarter due to the nature of the homebuilding business. We are focusing our efforts on our homebuilding sales and construction process with the overall objective of achieving more consistent levels of production. Our new financial systems improved our capabilities in construction scheduling and homebuilding operations which should assist us in managing and improving cycle times. However, due to the uncertainty in the homebuilding market, we expect to continue to experience high volatility in our starts and deliveries throughout 2007.
Competition
     The real estate development and homebuilding industries are highly competitive and fragmented. Overbuilding and excess supply conditions could, among other competitive factors, materially adversely affect homebuilders in the affected market and our ability to sell homes. Further, if our competitors lower prices or offer incentives, we may be required to do so as well to maintain sales and in such case our margins and profitability would be impacted. We have begun to offer sales incentives to attract buyers which include price reductions, option discounts, closing costs reduction programs and mortgage fee incentives and these programs will adversely affect our margins. Homebuilders compete for financing, raw materials and skilled labor, as well as for the sale of homes. We also compete with third parties in our efforts to sell land to homebuilders. We compete with other local, regional and national real estate companies and homebuilders, often within larger subdivisions designed, planned and developed by such competitors. Some of our competitors have greater financial, marketing, sales and other resources than we do.
     In addition, there are relatively low barriers to entry into our business. There are no required technologies that would preclude or inhibit competitors from entering our markets. Our competitors may independently develop land and construct products that are superior or substantially similar to our products. A substantial portion of our operations are in Florida, where some of the most attractive markets in the nation have historically been located, and therefore we expect to continue to face additional competition from new entrants into our markets.

Employees
     As of December 31, 2006, we employed a total of 666 full-time employees and 32 part-time employees. The breakdown of employees by segment was as follows:

	Full	Part
	Time	Time
Homebuilding	544	25

Land	59	7

Other Operations	63	—

Total	666	32

     Our employees are not represented by any collective bargaining agreements and we have never experienced a work stoppage. We believe our employee relations are satisfactory.
Additional Information
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
     Our website also includes printable versions of our Corporate Governance Guidelines, our code of Business Conduct and Ethics and the charters for each of our Audit, Compensation and Nominating Committees of our Board of Directors.
ITEM 1A. RISK FACTORS
RISKS RELATING TO OUR BUSINESS AND THE REAL ESTATE BUSINESS GENERALLY
We engage in real estate activities which are speculative and involve a high degree of risk
     The real estate industry is highly cyclical by nature, the current market is experiencing a significant decline and future market conditions are uncertain. Factors which adversely affect the real estate and homebuilding industries, many of which are beyond our control, include:
•	overbuilding or decreases in demand;

•	inventory build-up due to buyers contract cancellations;

•	the availability and cost of financing;

•	unfavorable interest rates and increases in inflation;

•	changes in the general availability of land and competition for available land;

•	construction defects and warranty claims arising in the ordinary course of business or otherwise, including mold related property damage and bodily injury claims and homeowner and homeowners’ association lawsuits;

•	changes in national, regional and local economic conditions;

•	cost overruns, inclement weather, and labor and material shortages;

•	the impact of present or future environmental legislation, zoning laws and other regulations;

•	availability, delays and costs associated with obtaining permits, approvals or licenses necessary to develop property, and

•	increase in real estate taxes, insurance and other local government fees.

We have experienced a decline in our homebuilding operations over the past year which has adversely affected our sales volume and pricing.
     In 2006, the homebuilding industry in our markets experienced a significant decline in demand for new homes. The trends in the homebuilding industry continue to be unfavorable. Demand has slowed as evidenced by fewer new orders and lower conversion rates in the markets in which we operate. These conditions have been particularly difficult in Florida, which is the market in which we have the strongest presence. Spec inventories have increased as a result of higher cancellation rates on pending contracts as new homeowners sometimes find it more advantageous to forfeit a deposit than to close on the purchase of the home. The combination of the lower demand and higher inventories affects both the number of homes we can sell and the prices at which we can sell them. We cannot predict how long demand and other factors in the homebuilding market will remain unfavorable, how active the market will be during the coming periods and if sales volume and pricing will return to past levels or levels that will enable us to operate more profitably.
Our industry is highly competitive
     The homebuilding industry is highly competitive. We compete in each of our markets with numerous national, regional and local homebuilders. This competition with other homebuilders could reduce the number of homes we deliver or cause us to accept reduced margins in order to maintain sales volume.
     We also compete with the resale of existing homes, including foreclosed home sales by lenders, sales by housing speculators and available rental housing. As demand for homes has slowed, the number of completed unsold homes has increased as well as the supply of existing homes. Competition with existing inventory, including homes purchased for speculation, has resulted in increased pressure on the prices at which we are able to sell homes, as well as upon the number of homes we can sell.
Continued decline in land values could result in further impairment write-offs.
     Some of the land we currently own was purchased at prices that reflected the historic high demand cycle in the homebuilding industry. The recent slowdown in the homebuilding industry in our markets resulted in $36.8 million of homebuilding inventory impairments for the year ended December 31, 2006. If market conditions continue to deteriorate, the fair value of some of these assets or additional assets may decrease and be subject to future impairment write-offs and adversely affect our financial condition and operating results. Further, impairment write-offs could also result in the acceleration of debt which is secured by impaired assets. In order to remain competitive, we are aggressively offering sales incentives which will negatively impact our margins and may impact our backlog.
Because real estate investments are illiquid, a decline in the real estate market or in the economy in general could adversely impact our business and our cash flow.
     Real estate investments are generally illiquid. Companies that invest in real estate have a limited ability to vary their portfolio of real estate investments in response to changes in economic and other conditions. In addition, the market value of any or all of our properties or investments may decrease in the future. Moreover, we may not be able to timely dispose of an investment when we find dispositions advantageous or necessary, or complete the disposition of properties under contract to be sold, and any such dispositions may not provide proceeds in excess of the amount of our investment in the property or even in excess of the amount of any indebtedness secured by the property. As part of our strategy for future growth, we significantly increased our land inventory during 2006, with our inventory of real estate increasing from $611.3 million at December 31, 2005 to $822.0 million at December 31, 2006. This substantial increase in our land holdings and concentration in Florida subjects us to a greater risk from declines in real estate values in our markets. Further, these newly acquired properties were purchased at a time when competition for land was very high, and accordingly these properties may be more susceptible to impairment write downs in the current real estate environment. Declines in real estate values or in the economy generally could have a material adverse impact on our financial condition and results of operations.

Shortages of supplies and labor could increase costs and delay deliveries, which may adversely affect our operating results
     Our ability to develop our projects may be affected by circumstances beyond our control, including:
•	shortages or increases in prices of construction materials;

•	natural disasters in the areas in which we operate;

•	work stoppages, labor disputes and shortages of qualified trades people, such as carpenters, roofers, electricians and plumbers;

•	lack of availability of adequate utility infrastructure and services; and

•	our need to rely on local subcontractors who may not be adequately capitalized or insured.
     Any of these circumstances could give rise to delays in the start or completion of, or increase the cost of, developing one or more of our projects or individual homes. We compete with other real estate developers, both regionally and nationally, for labor as well as raw materials, and the competition for materials has recently become global. Increased costs or shortages of lumber, drywall, steel, concrete, roofing materials, pipe and asphalt could cause increases in construction costs and construction delays.
     Historically, we have sought to manage our costs, in part, by entering into short-term, fixed-price materials contracts with selected subcontractors and material suppliers. We may be unable to achieve cost containment in the future by using fixed-price contracts. Without corresponding increases in the sales prices of our real estate inventories (both land and finished homes), increasing materials costs associated with land development and home building could negatively affect our margins. We may not be able to recover these increased costs by raising our home prices because, typically, the price for each home is set in a home sale contract with the customer months prior to delivery. If we are unable to increase our prices for new homes to offset these increased costs, our operating results could be adversely affected.
Natural disasters could have an adverse effect on our real estate operations
     We currently develop and sell a significant portion of our properties in Florida. The Florida markets in which we operate are subject to the risks of natural disasters such as hurricanes and tropical storms. These natural disasters could have a material adverse effect on our business by causing the incurrence of uninsured losses, increased homebuyer insurance rates, delays in construction, and shortages and increased costs of labor and building materials. In 2005 three named storms made landfall in the State of Florida causing little damage to our communities. In addition, during the 2004 hurricane season, five named storms made landfall in the State causing property damage in several of our communities; however, our losses were primarily related to landscaping and claims based on water intrusion associated with the hurricanes, and we have attempted to address those issues. In May 2005, a purported class action was brought on behalf of owners of homes in a particular Central Florida Levitt and Sons’ subdivision alleging construction defects and damage suffered during certain of the hurricanes in 2004.
     In addition to property damage, hurricanes may cause disruptions to our business operations. New homebuyers cannot obtain insurance until after named storms have passed, creating delays in new home deliveries. Approaching storms require that sales, development and construction operations be suspended in favor of storm preparation activities such as securing construction materials and equipment. After a storm has passed, construction-related resources such as sub-contracted labor and building materials are likely to be redeployed to hurricane recovery efforts around the state. Governmental permitting and inspection activities may similarly be focused primarily on returning displaced residents to homes damaged by the storms rather than on new construction activity. Depending on the severity of the damage caused by the storms, disruptions such as these could last for several months.
Our ability to sell lots and homes, and, accordingly, our operating results, will be affected by the availability of financing to potential purchasers

     Most purchasers of real estate finance their acquisitions through third-party mortgage financing. Residential real estate demand is generally adversely affected by:
•	increases in interest rates,

•	decreases in the availability of mortgage financing,

•	increasing housing costs,

•	unemployment, and

•	changes in federally sponsored financing programs.
Increases in interest rates or decreases in the availability of mortgage financing could depress the market for new homes because of the increased monthly mortgage costs or the unavailability of financing to potential homebuyers. Even if potential customers do not need financing, increases in interest rates and decreased mortgage availability could make it harder for them to sell their homes. Recently, increases in rates on certain adjustable rate mortgage products and a trend of increasing defaults by borrowers generally, including under subprime, certain interest only and negative amortization mortgage loans could lead to a reduction in the availability of mortgage financing. If demand for housing declines, land may remain in our inventory longer and our corresponding borrowing costs would increase. This would adversely affect our operating results and financial condition.
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
A portion of our revenues from land sales in our master planned communities are recognized for accounting purposes under the percentage of completion method, therefore if our actual results differ from our assumptions our profitability may be reduced.
     Under the percentage of completion method for recognizing revenue, we record revenue as work on the project progresses. This method relies on estimates of total expected project costs. Revenue and cost estimates are reviewed and revised periodically as the work progresses. Adjustments are reflected in contract revenue in the period when such estimates are revised. Variation of actual results and our estimates in these large master planned communities could be material.
Product liability litigation and claims that arise in the ordinary course of business may be costly which could adversely affect our business
     Our homebuilding and commercial development business is subject to construction defect and product liability claims arising in the ordinary course of business. These claims are common in the homebuilding and commercial real estate industries and can be costly. We have, and many of our subcontractors have, general liability, property, errors and omissions, workers compensation and other business insurance. However, these insurance policies only protect us against a portion of our risk of loss from claims. In addition, because of the uncertainties inherent in these matters, we cannot provide reasonable assurance that our insurance coverage or our subcontractor arrangements will be adequate to address all warranty, construction defect and liability claims in the future. In addition, the costs of insuring against construction defect and product liability claims, if applicable, are high and the amount of coverage offered by insurance companies is also currently limited. There can be no assurance that this coverage will not be further restricted and become more costly. If we are not able to obtain adequate insurance against these claims, we may experience losses that could negatively impact our operating results. We are currently a defendant in a purported class action lawsuit alleging construction defects and seeking damages.

While we are vigorously defending this action, we will be required to incur legal fees and there is no assurance that we will be successful in litigation.
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
     In developing a project and building homes or commercial properties, we may be required to obtain the approval of numerous governmental authorities regulating matters such as:
•	installation of utility services such as gas, electric, water and waste disposal,
•	the dedication of acreage for open space, parks and schools,
•	permitted land uses, and
•	the construction design, methods and materials used.

These laws or regulations could, among other things:
•	establish building moratoriums,
•	limit the number of homes, or commercial properties that may be built,
•	change building codes and construction requirements affecting property under construction,
•	increase the cost of development and construction, and
•	delay development and construction.
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
We utilize community development districts to fund development costs
     We establish community development districts to access tax-exempt bond financing to fund infrastructure and other projects at our master-planned communities. We are responsible for any assessed amounts until the underlying property is sold. We will continue to be responsible for the annual assessments if the property is never sold.
RISKS RELATING TO OUR COMPANY
Our indebtedness and leverage could adversely affect our financial condition, restrict our ability to operate and prevent us from fulfilling our obligations
     We have a significant amount of debt. At December 31, 2006, our consolidated debt was approximately $615.7 million. Our debt could:
•	require us to dedicate a substantial portion of our cash flow from operations to payment of or on our debt and reduce our ability to use our cash flow for other purposes,
•	be accelerated if we do not meet required covenants or the collateral securing the indebtedness decreases in value,
•	make us more vulnerable in the event of a downturn in our business or in general economic conditions.
•	impact our flexibility in planning for, or reacting to, the changes in our business,
•	limit our ability to obtain future financing for working capital, capital expenditures, acquisitions, debt service requirements or other requirements, and
•	place us at a competitive disadvantage if we have more debt than our competitors.
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
     Our anticipated minimum debt payment obligations in 2007 total approximately $46.0 million, which does not include repayments of specified amounts upon a sale of portions of the property securing the debt or any amounts that could be accelerated in the event that property serving as collateral becomes impaired. Our business may not generate sufficient cash flow from operations, and future borrowings may not be available under our existing credit facilities or any other financing sources in an amount sufficient to enable us to service our indebtedness, or to fund our other liquidity needs. We may need to refinance all or a portion of our debt on or before maturity, which we may not be able to do on favorable terms or at all.
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
Our current land development plans may require additional capital, which may not be available
     We anticipate that we will need to obtain additional financing as we fund our current land development projects. These funds may be obtained through public or private debt or equity financings, additional bank borrowings or from strategic alliances. We may not be successful in obtaining additional funds in a timely manner, on favorable terms or at all. Moreover, certain of our bank financing agreements contain provisions that limit the type and amount of debt we may incur in the future without our lenders’ consent. In addition, the availability of borrowed funds, especially for land acquisition and construction financing, may be greatly reduced, and lenders may require increased amounts of equity to be invested in a project by borrowers in connection with both new loans and the extension of existing loans. If we do not have access to additional capital, we may be required to delay, scale back or abandon some or all of our land development activities or reduce capital expenditures and the size of our operations.
Our results may vary
     We historically have experienced, and expect to continue to experience, variability in operating results on a quarterly basis and from year to year. Factors expected to contribute to this variability include:
•	the cyclical nature of the real estate and construction industries,
•	prevailing interest rates and the availability of mortgage financing,
•	the uncertain timing of closings,
•	weather and the cost and availability of materials and labor,
•	competitive conditions, and
•	the timing of receipt of regulatory and other governmental approvals for construction of projects.
     The volume of sales contracts and closings typically varies from quarter to quarter depending on the stages of development of our projects. In the early stages of a project’s development (two to three years depending on the project), we incur significant start-up costs associated with, among other things, project design, land acquisition and development, construction and marketing expenses. Since revenues from sales of properties are generally recognized only upon the transfer of title at the closing of a sale, no revenue is recognized during the early stages of a project unless land parcels or residential homesites are sold to other developers. Our costs and expenses were approximately $607.8 million, $500.6 million and $484.9 million during the years ended December 31, 2006, 2005 and 2004, respectively. Periodic sales of properties may be insufficient to fund operating expenses and the current trends we are experiencing with respect to new sales and cancellations in our homebuilding operations makes it likely that our level of sales over the next 12 months will be significantly below past levels. Further, if sales and other revenues are not adequate to cover costs and expenses, we will be required to seek a source of additional operating funds. Accordingly, our financial results will vary from community to community and from time to time.
We may not successfully integrate acquired businesses into ours
     As part of our business strategy, we have in the past and expect to continue to evaluate acquisition prospects that would complement our existing business, or that might otherwise offer growth opportunities. Acquisitions entail numerous risks, including:
•	difficulties in assimilating acquired management and operations,
•	risks associated with achieving profitability,
•	the incurrence of significant due diligence expenses relating to acquisitions that are not completed,
•	unforeseen expenses,
•	integrating information technologies,
•	risks associated with entering new markets in which we have no or limited prior experience,
•	the potential loss of key employees of acquired organizations, and
•	risks associated with transferred assets and liabilities.
     We may not be able to acquire or profitably manage additional businesses, or to integrate successfully any acquired businesses, properties or personnel into our business, without substantial costs, delays or other operational or financial difficulties. Our failure to do so could have a material adverse effect on our business, financial condition and results of operations. If we are unable to successfully realize the anticipated benefits of an acquisition, we may be required to incur an impairment charge with respect to any goodwill recognized in the acquisition. For the year ended December 31, 2006, $1.3 million of goodwill recorded in connection with the Bowden acquisition consummated in 2004 was fully written off. In addition, we may incur debt or contingent liabilities in connection with future acquisitions, which could materially adversely affect our operating results.
Our controlling shareholders have the voting power to control the outcome of any shareholder vote, except in limited circumstances
     As of December 31, 2006, BFC Financial Corporation owned 1,219,031 shares of our Class B common stock, which represented all of our issued and outstanding Class B common stock, and 2,074,240 shares, or approximately 11% of our issued and outstanding Class A common stock. In the aggregate these shares represent approximately 53% of our total voting power and approximately 17% of our total equity. Since the Class A common stock and Class B common stock vote as a single group on most matters, BFC Financial Corporation is in a position to control our company and elect a majority of our Board of Directors. Additionally, Alan B. Levan, our Chairman and Chief Executive Officer, and John E. Abdo, our Vice Chairman, beneficially own approximately 35.1% and 17.6% of the shares of BFC Financial Corporation, respectively. As a consequence, Alan B. Levan and John E. Abdo effectively have the voting power to control the outcome of any shareholder vote of Levitt Corporation, except in those limited circumstances where Florida law mandates that the holders of our Class A common stock vote as a separate class. BFC Financial Corporation’s interests may conflict with the interests of our other shareholders. On January 31, 2007, we announced that we had entered into a definitive merger agreement whereby we will become a wholly-owned subsidiary of BFC. See — “Business-Recent Developments-BFC Merger.”

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
     For the year ended December 31, 2006, our earnings from our investment in Bluegreen were $9.7 million, decreasing from $12.7 million in 2005, and from $13.1 million in 2004. At December 31, 2006, the book value of our investment in Bluegreen was $107.1 million. Accordingly, a significant portion of our earnings and book value are dependent upon Bluegreen’s ability to continue to generate earnings and maintain its market value. Further, declines in the market value of Bluegreen’s shares or other events that could impair the value of our holdings would have an adverse impact on the value of our investment. We annually review the investment in Bluegreen for impairment. We refer you to the public reports filed by Bluegreen with the Securities and Exchange Commission for information regarding Bluegreen.
ITEM 1.B. UNRESOLVED STAFF COMMENTS
     None.
ITEM 2. PROPERTIES
     Our principal and executive offices are located at our Corporate Headquarters at 2200 West Cypress Creek Road, Fort Lauderdale, Florida 33309. Our subsidiaries occupy premises in various locations in Florida, Georgia, South Carolina and Tennessee under leases that expire at various dates through 2010. In addition to our properties used for offices, we additionally own commercial space in Florida that is leased to third parties. We believe that our existing facilities are adequate for our current and planned levels of operation. Because of the nature of our real estate operations, significant amounts of property are held as inventory and property and equipment in the ordinary course of our business.
ITEM 3. LEGAL PROCEEDINGS
     On May 26, 2005, a suit was filed in the 9th Judicial Circuit in and for Orange County, Florida against the Company in Frank Albert, Dorothy Albert, et al. v. Levitt and Sons, LLC, a Florida limited liability company, Levitt Homes, LLC, a Florida limited liability company, Levitt Corporation, a Florida corporation, Levitt Construction Corp. East, a Florida corporation and Levitt and Sons, Inc., a Florida corporation. The suit purports to be a class action on behalf of residents in one of the Company’s communities in Central Florida. The complaint alleges, among other claims, construction defects and unspecified damages ranging from $50,000 to $400,000 per house. While there is no assurance that the Company will be successful, the Company believes it has valid defenses and is engaged in a vigorous defense of the action. The amount of loss related to this matter is estimated to be $320,000 which is recorded in the consolidated balance sheet as of December 31, 2006 as an accrued expense.
     On December 12, 2006 Levitt Corporation received a letter from the Internal Revenue Service advising that Levitt and its subsidiaries has been selected for an examination of the tax period ending December 31, 2004. The scope of the examination was not indicated in the letter.
     We are party to additional various claims and lawsuits which arise in the ordinary course of business. Although the specific allegations in the lawsuits differ, most of them involve claims that we failed to construct buildings in particular communities in accordance with plans and specifications or applicable construction codes and seek reimbursement for sums allegedly needed to remedy the alleged deficiencies, assert contract issues or relate to personal injuries. Lawsuits of these types are common within the homebuilding industry. We do not believe that the ultimate resolution of these claims or lawsuits will have a material adverse effect on our business, financial position, results of operations or cash flows.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None submitted

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
     The quarterly high and low sale prices of our Class A common stock on the New York Stock Exchange (“NYSE”) for the years ended December 31, 2006 and 2005 are presented in the following table. Our Class A common stock commenced two-way trading on the NYSE on January 2, 2004.

	2005		2006
	High	Low	High	Low
First Quarter	$33.85	$24.67	$25.50	$20.10
Second Quarter	$30.66	$24.60	$22.33	$14.15
Third Quarter	$33.20	$22.00	$16.10	$9.22
Fourth Quarter	$23.69	$18.86	$13.70	$11.54
     The stock prices do not include retail mark-ups, mark-downs or commissions. On March 6, 2007, the closing sale price of our Class A common stock as reported on the NYSE was $12.05 per share.
Shareholder Return Performance Graph
     Set forth below is a graph comparing the cumulative total returns (assuming reinvestment of dividends) for the Class A Stock, the Dow Jones U.S. Total Home Construction Index and the Russell 2000 Index and assumes $100 is invested on January 2, 2004.

	Symbol	1/2/2004	12/31/2004	12/31/2005	12/31/2006

Levitt Corporation	LEV	100.00	151.71	112.85	60.74

Dow Jones US Total Home Construction Index	DJUSHB	100.00	140.43	161.22	127.99

Russell 2000 Index	RTY	100.00	116.18	120.04	140.44

Holders
     On March 13, 2007, there were approximately 732 record holders and 18,609,024 shares of the Class A common stock issued and outstanding. Our controlling shareholder, BFC Financial Corporation, holds all of the 1,219,031 shares of our Class B common stock outstanding.

Comparison of Three Year Cumulative Total Return
NYSE Certification
     On May 31, 2006, the Company submitted its Annual Section 303A.12(b) Certification to the NYSE. Pursuant to this filing, the Chief Executive Officer provided an unqualified certification that, as of the date of the certification, he was not aware of any violation by the Company of the Corporate Governance Listing Standards of the NYSE.
Dividends
     On each of January 24, 2005, April 25, 2005, July 25, 2005, and November 7, 2005 our Board of Directors declared cash dividends of $0.02 per share on our Class A common stock and Class B common stock. These dividends were paid in February 2005, May 2005, August 2005, and November 2005, respectively. On each of January 24, 2006, April 26, 2006, August 1, 2006, October 23, 2006 and January 22, 2007 our Board of Directors declared cash dividends of $0.02 per share on our Class A common stock and Class B common stock. These dividends were paid in February 2006, May 2006, August 2006, November 2006 and February 2007, respectively.
     The Board has not adopted a policy of regular dividend payments. The payment of dividends in the future is subject to approval by our Board of Directors and will depend upon, among other factors, our results of operations and financial condition. We cannot assure you that we will declare additional cash dividends in the future.

ITEM 6. SELECTED FINANCIAL DATA
     The following table sets forth selected consolidated financial data as of and for the years ended December 31, 2006 through 2002. Certain selected financial data presented below as of December 31, 2006, 2005, 2004, 2003 and 2002 and for each of the years in the five-year period ended December 31, 2006, are derived from our audited consolidated financial statements. This table is a summary and should be read in conjunction with the consolidated financial statements and related notes thereto which are included elsewhere in this report.

	For the Year Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands, except per share, and unit data)
Consolidated Operations:
Revenues from sales of real estate	$566,086	558,112	549,652	283,058	207,808
Cost of sales of real estate (a)	482,961	408,082	406,274	209,431	159,675

Margin (a)	83,125	150,030	143,378	73,627	48,133
Earnings from Bluegreen Corporation	9,684	12,714	13,068	7,433	4,570
Selling, general & administrative expenses	121,151	87,639	71,001	42,027	30,549
Net (loss) income	$(9,164)	54,911	57,415	26,820	19,512

Basic (loss) earnings per share	$(0.46)	2.77	3.10	1.81	1.32
Diluted (loss) earnings per share (b)	$(0.47)	2.74	3.04	1.77	1.30
Basic weighted average common shares outstanding (thousands)	19,823	19,817	18,518	14,816	14,816
Diluted weighted average common shares outstanding (thousands)	19,823	19,929	18,600	14,816	14,816

Dividends declared per common share	$0.08	0.08	0.04	—	—

Key Performance Ratios:
Margin percentage (c)	14.7%	26.9%	26.1%	26.0%	23.2%
SG&A expense as a percentage of total revenues	21.1%	15.5%	12.8%	14.7%	14.6%
Return on average shareholders’ equity, annualized (d)	(2.6%)	17.0%	27.3%	23.0%	22.0%
Ratio of debt to shareholders’ equity	179.4%	116.6%	91.0%	138.8%	137.1%
Ratio of debt to total capitalization (e)	64.2%	53.8%	47.6%	58.1%	57.8%
Ratio of net debt to total capitalization (e)(f)	59.2%	38.9%	25.3%	46.1%	51.5%

Consolidated Balance Sheet Data:
Cash	$48,391	113,562	125,522	35,965	16,014
Inventory of real estate	822,040	611,260	413,471	254,992	198,126
Investment in Bluegreen Corporation	107,063	95,828	80,572	70,852	57,332
Total assets	$1,090,666	895,673	678,467	393,505	295,461
Total debt	615,703	407,970	268,226	174,093	147,445
Total liabilities	$747,427	545,887	383,678	268,053	187,928
Shareholders’ equity	$343,239	349,786	294,789	125,452	107,533

	As of December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands, except per share, and unit data)
Homebuilding Division (g):
Revenues from sales of real estate	$500,719	438,367	472,296	222,257	162,359
Cost of sales of real estate (a)	440,059	347,008	371,097	173,072	131,281

Margin (a)	$60,660	91,359	101,199	49,185	31,078
Margin percentage (c)	12.1%	20.8%	21.4%	22.1%	19.1%
Construction starts	1,682	1,662	2,294	1,593	796
Homes delivered	1,660	1,789	2,126	1,011	740
Average selling price of homes delivered	$302,000	245,000	222,000	220,000	219,000
Net orders (units)	1,116	1,767	1,679	2,240	980
Net orders (value)	$381,993	547,045	427,916	513,436	204,730
Backlog of homes (units)	1,248	1,792	1,814	2,053	824
Backlog of homes (sales value)	$438,240	557,325	448,647	458,771	167,526

Land Division (h):
Revenues from sales of real estate	$69,778	105,658	96,200	55,037	53,919
Cost of sales of real estate	42,662	50,706	42,838	31,362	28,722

Margin (a)	$27,116	54,952	53,362	23,675	25,197
Margin percentage (c)	38.9%	52.0%	55.5%	43.0%	46.7%
Acres sold	371	1,647	1,212	1,337	1,715
Inventory of real estate (acres) (i)	6,871	7,287	5,965	6,837	5,853
Inventory of real estate (book value)	$176,356	150,686	122,056	43,906	59,520
Acres subject to sales contracts — Third parties	74	246	1,833	1,433	1,845
Aggregate sales price of acres subject to sales contracts to third parties	$21,124	39,283	121,095	103,174	72,767

(a)	Margin is calculated as sales of real estate minus cost of sales of real estate. Included in cost of sales of real estate for the year ended December 31, 2006 are homebuilding inventory impairment charges and write-offs of deposits and pre-acquisition costs of $36.8 million.

(b)	Diluted (loss) earnings per share takes into account the dilutive effect of our stock options and restricted stock using the treasury stock method and the dilution in earnings we recognize as a result of outstanding Bluegreen securities that entitle the holders thereof to acquire shares of Bluegreen’s common stock.

(c)	Margin percentage is calculated by dividing margin by sales of real estate.

(d)	Calculated by dividing net (loss) income by average shareholders’ equity. Average shareholders’ equity is calculated by averaging beginning and end of period shareholders’ equity balances.

(e)	Total capitalization is calculated as total debt plus total shareholders’ equity.

(f)	Net debt is calculated as total debt minus cash.

(g)	Excludes joint ventures.

(h)	Financial measures include land sales to Homebuilding Division, if any. These inter-segment transactions are eliminated in consolidation.

(i)	Estimated net saleable acres (subject to final zoning, permitting, and other governmental regulations / approvals).

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive Overview
     Our operations are concentrated in the real estate industry, which is cyclical by nature. In addition, the majority of our assets are located in the State of Florida. Our homebuilding operations sell residential housing, while our land development business sells land to residential builders as well as commercial developers, and on occasion internally develops commercial real estate and enters into lease arrangements. The homebuilding industry is going through a dramatic slowdown after years of strong growth. Excess supply, particularly in previously strong markets like Florida, in part driven by speculative activity by investors, has led to downward pressure on pricing for residential homes and land. Accordingly, we have increased our focus on alternative strategies under various economic scenarios with a view to maintaining sufficient liquidity to withstand a prolonged downturn. Capital for land development and community amenities is being closely monitored and we are attempting to pace expenditures in line with current absorption rates.
Outlook
     During 2006, management continued to focus on improving organizational and infrastructure processes and procedures. We made substantial investments in our information systems, personnel and practices to strengthen the management team, increase field construction capacity and competency and standardize policies and procedures to enhance operational efficiency and consistency. While the Company made these organizational changes, the market conditions in the homebuilding industry deteriorated and we have not yet seen meaningful evidence of any improvement to date in 2007. As a result of these deteriorating conditions, we incurred higher selling expenses for advertising, outside broker commissions and other sales and marketing incentives in an effort to remain competitive and attract buyers during 2006 and expect to continue to do so in 2007.
     Our Land Division entered the year with three active projects, St. Lucie West, Tradition, Florida and Tradition, South Carolina. During 2006, we finished development in St. Lucie West, continued our development and sales activities in Tradition, Florida, and started our development in Tradition, South Carolina. As a result, we incurred higher general and administrative expenses in the Land Division due to this expansion into the South Carolina market. In addition, the overall slowdown in the homebuilding market had an effect on demand for residential land in our Land Division which was partially mitigated by increased commercial sales and commercial leasing revenue. Traffic at the Tradition, Florida information center slowed in connection with the overall slowdown in the homebuilding market.
     As we enter 2007, our strategy will focus on our balance sheet, including efforts to enhance our liquidity and preserve our borrowing capacity, as well as to bring costs in line with our orders, closings and strategic objectives. We have been taking steps to align our staffing levels with current and anticipated future market conditions and will continue to focus on implementing expense management initiatives throughout the organization. We have reviewed and continue to review our land positions to align our position with our requirements and expectations of future demand. In order to remain competitive in our markets, we are aggressively offering sales incentives to customers while working to preserve the conversion rate in our backlog. These initiatives will lead to lower gross margins on home sales. We are attempting to mitigate the impact of this margin compression by reducing general and administrative expenses, shortening cycle time to lower construction and carry costs, negotiating lower prices from our suppliers and in the short term curtailing land acquisitions in most of our markets. While there is clearly a slowdown in the homebuilding sector, interest in commercial property in our Land Division has remained strong, and interest in the South Carolina market does not appear to be impacted as severely as the Florida residential market. The Land Division expects to continue developing and selling land in its master-planned communities in South Carolina and Florida. In addition to sales of parcels to homebuilders, the Land Division plans to continue to expand its commercial operations through sales to developers and to internally develop certain projects for leasing to third parties. In addition to sales to third party homebuilders and commercial developers, the Land Division anticipates that it will continue to periodically sell residential land to the Homebuilding Division.

Financial and Non-Financial Metrics
     We evaluate our performance and prospects using a variety of financial and non-financial metrics. The key financial metrics utilized to evaluate historical operating performance include revenues from sales of real estate, margin (which we measure as revenues from sales of real estate minus cost of sales of real estate), margin percentage (which we measure as margin divided by revenues from sales of real estate), (loss) income before taxes, net (loss) income and return on equity. We also continue to evaluate and monitor selling, general and administrative expenses as a percentage of revenue. Non-financial metrics used to evaluate historical performance include the number and value of new orders executed, the number of cancelled contracts and resulting spec inventory, the number of housing starts and the number of homes delivered. In evaluating our future prospects, management considers non-financial information such as the number of homes and acres in backlog (which we measure as homes or land subject to an executed sales contract) and the aggregate value of those contracts as well as cancellation rates of homes in backlog. Additionally, we monitor the number of properties remaining in inventory and under contract to be purchased relative to our sales and construction trends. Our ratio of debt to shareholders’ equity and cash requirements are also considered when evaluating our future prospects, as are general economic factors and interest rate trends. Each of the above metrics is discussed in the following sections as it relates to our operating results, financial position and liquidity. These metrics are not an exhaustive list, and management may from time to time utilize different financial and non-financial information or may not use all of the metrics mentioned above.
Critical Accounting Policies and Estimates
     Management views critical accounting policies as accounting policies that are important to the understanding of our financial statements and also involve estimates and judgments about inherently uncertain matters. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated statements of financial condition and assumptions that affect the recognition of revenues and expenses on the statements of operations for the periods presented. Material estimates that are particularly susceptible to significant change in subsequent periods relate to revenue recognition on percent complete projects, reserves and accruals, impairment of assets, determination of the valuation of real estate and estimated costs to complete of construction, litigation and contingencies and the amount of the deferred tax asset valuation allowance. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ significantly from these estimates if conditions change or if certain key assumptions used in making these estimates ultimately prove to be materially incorrect.
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
     We review real estate inventory for impairment on a project-by-project basis in accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). In analyzing potential impairment, we use projections of future undiscounted cash flows from the inventory. These projections are based on our views of future sales prices, cost of sales levels and absorption rates. We believe that our estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value. Due to changes in economic and market conditions, and assumptions and estimates required of management in valuing inventory during these changing market conditions, all of which are subjective and involve significant estimates, actual results could differ materially from management’s assumptions and estimates and may require material inventory impairment charges to be recorded in the future.
     During the year ended December 31, 2006, we recorded $36.8 million of impairment charges which included $34.3 million of homebuilding inventory impairments and $2.5 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase. Projections of future cash flows were discounted and used to determine the estimated impairment charges. These adjustments were calculated based on current market conditions and assumptions made by management, which may differ materially from actual results if our assumptions prove not to be accurate or if market conditions change.
Investments in Unconsolidated Subsidiaries
     We follow the equity method of accounting to record our interests in subsidiaries in which we do not own the majority of the voting stock and to record our investment in variable interest entities in which we are not the primary beneficiary. These entities consist of Bluegreen Corporation, joint ventures and statutory business trusts. The statutory business trusts are variable interest entities in which the Company is not the primary beneficiary. Under the equity method, the initial investment in a joint venture is recorded at cost and is subsequently adjusted to recognize our share of the joint venture’s earnings or losses. Distributions received reduce the carrying amount of the investment. We evaluate our investments in unconsolidated entities for impairment during each reporting period in accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”. These investments are evaluated annually or as events or circumstances warrant for other than temporary declines in value. Evidence of other than temporary declines includes the inability of the joint venture or investee to sustain an earnings capacity that would justify the carrying amount of the investment and consistent joint venture operating losses. The evaluation is based on available information including condition of the property and current and anticipated real estate market conditions.
Homesite Contracts and Consolidation of Variable Interest Entities
     In the ordinary course of business we enter into contracts to purchase homesites and land held for development. Option contracts allow us to control significant homesite positions with minimal capital investment and substantially reduce the risks associated with land ownership and development. Our liability for nonperformance under such contracts is typically only the required deposits, which are usually less than 20% of the underlying purchase price. We do not have legal title to these assets. However, if certain conditions are met under the requirements of FASB Interpretation No. 46(R), “Consolidation of

Variable Interest Entities”, the Company’s land contracts may create a variable interest for the Company, with the Company being identified as the primary beneficiary. If these conditions are met, interpretation no. 46 requires us to consolidate the assets (homesites) at their fair value. At December 31, 2006 there were no assets under these contracts consolidated in our financial statements.
Revenue Recognition
     Revenue and all related costs and expenses from house and land sales are recognized at the time that closing has occurred, when title and possession of the property and the risks and rewards of ownership transfer to the buyer, and we do not have a substantial continuing involvement in accordance with SFAS No. 66, “Accounting for Sales of Real Estate”. In order to properly match revenues with expenses, we estimate construction and land development costs incurred but not paid at the time of closing. Estimated costs to complete are determined for each closed home and land sale based upon historical data with respect to similar product types and geographical areas. We monitor the accuracy of estimates by comparing actual costs incurred subsequent to closing to the estimate made at the time of closing and make modifications to the estimates based on these comparisons. We do not expect the estimation process to change in the future.
     Revenue is recognized from certain land sales on the percentage-of-completion method when the land sale takes place prior to all contracted work being completed. Pursuant to the requirements of SFAS 66, if the seller has some continuing involvement with the property and does not transfer substantially all of the risks and rewards of ownership, profit shall be recognized by a method determined by the nature and extent of the seller’s continuing involvement. In the case of our land sales, this involvement typically consists of final development activities. We recognize revenue and related costs as work progresses using the percentage of completion method, which relies on contract revenue and estimates of total expected costs to complete required work. Revenue is recognized in proportion to the percentage of total costs incurred in relation to estimated total costs at the time of sale. Actual revenues and costs to complete construction in the future could differ from our current estimates. If our estimates of development costs remaining to be completed are significantly different from actual amounts, then our revenues, related cumulative profits and costs of sales may be revised in the period that estimates change.
     Effective January 1, 2006, Bluegreen adopted AICPA Statement of Position 04-02 Accounting for Real Estate Time-Sharing Transactions (“SOP 04-02”). This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-02. The adoption of SOP 04-02 resulted in a one-time, non-cash, cumulative effect of change in accounting principle charge of $4.5 million to Bluegreen for the year ended December 31, 2006, and accordingly reduced the earnings in Bluegreen recorded by us by approximately $1.4 million for the same period.
Capitalized Interest
     Interest incurred relating to land under development and construction is capitalized to real estate inventories during the active development period. Interest is capitalized as a component of inventory at the effective rates paid on borrowings during the pre-construction and planning stage and during the periods that projects are under development. Capitalization of interest is discontinued if development ceases at a project. Interest is amortized to cost of sales on the relative sales value method as related homes and land are sold.

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
     We currently use the Black-Scholes option-pricing model to determine the fair value of stock options. The fair value of option awards on the date of grant using the Black-Scholes option-pricing model is determined by the stock price and assumptions regarding expected stock price volatility over the expected term of the awards, risk-free interest rate, expected forfeiture rate and expected dividends. If factors change and we use different assumptions for estimating stock-based compensation expense in future periods or if we decide to use a different valuation model, the amounts recorded in future periods may differ significantly from the amounts recorded in the current period and could affect net income and earnings per share.
Goodwill
     Goodwill acquired in a purchase business combination and determined to have an indefinite useful life is not amortized, but instead tested for impairment at least annually. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” we conduct a review of our goodwill on at least an annual basis to determine whether the carrying value of goodwill exceeds the fair market value using a discounted cash flow methodology. Should this be the case, the value of our goodwill may be impaired and written down. In the year ended December 31, 2006, we conducted an impairment review of the goodwill related to our Tennessee operations acquired in connection with our acquisition of Bowden Building Corporation in 2004. The profitability and estimated cash flows of this reporting entity were determined to have declined to a point where the carrying value of the assets exceeded their market value. We used a discounted cash flow methodology to determine the amount of impairment resulting in completely writing off the $1.3 million of goodwill in the year ended December 31, 2006. The write-off is included in other expenses in the consolidated statements of operations in the year ended December 31, 2006.

Consolidated Results of Operations

				2006	2005
	Year Ended December 31,			vs. 2005	vs. 2004
	2006	2005	2004	Change	Change
	(In thousands, except per share data)
Revenues
Sales of real estate	$566,086	558,112	549,652	7,974	8,460
Other Revenues (b)	9,241	6,772	6,184	2,469	589

Total revenues	575,327	564,884	555,836	10,443	9,049

Costs and expenses
Cost of sales of real estate	482,961	408,082	406,274	74,879	1,808
Selling, general and administrative expenses	121,151	87,639	71,001	33,512	16,638
Other expenses	3,677	4,855	7,600	(1,178)	(2,745)

Total costs and expenses	607,789	500,576	484,875	107,213	15,701

Earnings from Bluegreen Corporation	9,684	12,714	13,068	(3,030)	(354)
(Loss) earnings from joint ventures	(416)	69	6,050	(485)	(5,981)
Interest and other income (b)	8,260	10,256	3,233	(1,996)	7,023

(Loss) income before income taxes	(14,934)	87,347	93,312	(102,281)	(5,965)
Benefit (provision) for income taxes	5,770	(32,436)	(35,897)	38,206	3,461

Net (loss) income	$(9,164)	54,911	57,415	(64,075)	(2,504)

Basic (loss) earnings per share	$(0.46)	$2.77	$3.10	$(3.23)	$(0.33)

Diluted (loss) earnings per share (a)	$(0.47)	$2.74	$3.04	$(3.21)	$(0.30)

Basic weighted average shares outstanding	19,823	19,817	18,518	6	1,299
Diluted weighted average shares outstanding	19,823	19,929	18,600	(106)	1,329

(a)	Diluted (loss) earnings per share takes into account (i) the dilution in earnings we recognize from Bluegreen as a result of outstanding securities issued by Bluegreen that enable the holders thereof to acquire shares of Bluegreen’s common stock and (ii) the dilutive effect of our stock options and restricted stock using the treasury stock method.

(b)	The years ended December 31, 2005 and 2004 reflect the reclassification of irrigation, leasing and marketing revenue to Other revenues from Interest and other income. See Note 1 — Consolidation Policy.
For the Year Ended December 31, 2006 Compared to the Same 2005 Period
     We incurred a consolidated net loss of $9.2 million for the year ended December 31, 2006 which represented a decrease in consolidated net income of $64.1 million, or 116.7%, for the year ended December 31, 2006 compared to the same period in 2005. This decrease was the result of decreased margins on sales of real estate across all Divisions due to increased cost of sales, and inventory impairments recorded in the year ended December 31, 2006 in the amount of $36.8 million, and higher selling and administrative expenses. There were no inventory impairments recorded in the prior year, although we did write-off $467,000 in deposits. These increases in expenses were offset in part by an increase in sales of real estate. Further, Bluegreen Corporation experienced a decline in earnings in the year ended December 31, 2006 compared to the same period in 2005.
     Revenues from sales of real estate increased slightly from $558.1 million to $566.1 million for the year ended December 31, 2006 as compared to the same period in 2005. The increase was primarily attributable to an increase in the average selling prices of homes delivered by our Homebuilding Division offset in part by decreases in the sales of real estate for the Land Division and Other Operations for the year ended December 31, 2006. Homebuilding revenues increased from $438.4 million for the year ended December 31, 2005 to $500.7 million for the same period in 2006. During the year ended December 31,

2006, 1,660 homes were delivered compared to 1,789 homes delivered during the same period in 2005, however the average selling price of deliveries increased to $302,000 for the year ended December 31, 2006 from $245,000 for the same period in 2005. The increase in the average price of our homes delivered was the result of price increases initiated throughout 2005 due to strong demand, particularly in Florida. In the year ended December 31, 2005, the Land Division recorded land sales of $105.7 million compared to land sales of $69.8 million for the same period in 2006. The large decrease is attributable to a bulk land sale of 1,294 acres for $64.7 million recorded by the Land Division in the year ended December 31, 2005 compared to 371 total acres sold by the Land Division for the same period in 2006. Revenues for 2005 also reflect sales of flex warehouse properties as Levitt Commercial delivered 44 flex warehouse units at two of its development projects, generating revenues of $14.7 million. Levitt Commercial delivered 29 units during the year ended December 31, 2006 recording $11.0 million in revenues.
     Other Revenues increased from $6.8 million during the year ending December 31, 2005 to $9.2 million during the same period in 2006. This change was primarily related to an increase in lease and irrigation revenue associated with our Land Division’s Tradition, Florida master planned community.
     Cost of sales increased 18.4% to $483.0 million during the year ended December 31, 2006, as compared to the same period in 2005. The increase in cost of sales was due to increased revenues from real estate. In addition, the increase was due to impairment charges and inventory related valuation adjustments in the amount of $36.8 million in our Homebuilding Division. Projections of future cash flows related to the remaining assets were discounted and used to determine the estimated impairment charge. These adjustments were calculated based on current market conditions and assumptions made by our management, which may differ materially from actual results. In the second quarter of 2006, we recorded inventory impairment charges related to the Tennessee operations. Our Tennessee operations have consistently delivered lower than expected margins. In the second quarter of 2006, key management personnel resigned and we faced increased start-up costs in the Nashville market. We also experienced a downward trend in home deliveries in our Tennessee operations during the second quarter and as a result of these factors, we recorded an impairment charge of approximately $4.7 million. In the fourth quarter of 2006, we recorded additional impairment charges of $29.7 million in Florida and Tennessee due to the continued downward trend in these homebuilding markets. In addition to impairment charges, cost of sales increased due to higher construction costs. The increase in cost of sales in homebuilding was partially offset by lower cost of sales in the Land Division and Other Operations, based on the decrease in land sales recorded. Consolidated cost of sales as a percentage of related revenue was approximately 85.3% for the year ended December 31, 2006, as compared to approximately 73.1% for the same period in 2005. This increase adversely affected gross margin percentages across all business segments. This decrease in margin was attributable to the impairment charges, higher construction costs as well as lower land revenues recognized associated with pricing pressure on sales of land.
     Selling, general and administrative expenses increased $33.5 million to $121.2 million during the year ended December 31, 2006 compared to $87.6 million during the same period in 2005 as a result of higher employee compensation and benefits, advertising costs and professional services expenses. Employee compensation and benefits expense increased by approximately $7.1 million, from $42.5 million during the year ended December 31, 2005 to $49.6 million for the same period in 2006. This increase relates to the number of employees increasing from 668 at December 31, 2005 to 698 at December 31, 2006. The employee count was as high as 765 as of June 30, 2006. These increases were primarily a result of the continued expansion of the Homebuilding and Land Divisions activities into new geographic areas and enhanced support functions. Further, approximately $3.1 million of the increase in compensation expense was associated with non-cash stock-based compensation for which no expense was recorded in the same period in 2005. Additionally, other charges of $1.0 million consisted of employee related costs, including severance and retention payments relating to our Homebuilding Division. Advertising and outside broker expense increased approximately $8.6 million in the year ended December 31, 2006 compared to the same period in 2005 due to increased advertising costs for new communities opened during 2006 and increased advertising and increased costs to outside brokers associated with efforts to attract buyers in a challenging homebuilding market. Lastly, we experienced an increase in administrative costs of $2.8 million due to non-capitalizable consulting services performed during the year ended December 31, 2006 related to our financial systems implementation of a new technology and data platform for all of our operating entities. Effective October 2006, our segments excluding our Tennessee operations transferred to one system platform. The system implementation costs consisted of training and other validation procedures that were performed in the year ended December 31, 2006. Similar professional services costs were not incurred during the year ended December 31, 2005. As a percentage of total revenues, selling, general and administrative expenses increased to 21.1% during the year ended December 31, 2006, from 15.5% during the same period in 2005, due to the increases in overhead spending noted above, coupled with the decline in total revenues generated in our Land Division with no corresponding decrease in overhead costs. Management continues to evaluate overhead spending in an effort to align costs with backlog, sales and deliveries.
     Interest incurred and capitalized totaled $42.0 million for the year ended December 31, 2006 compared to $19.3 million for the same period in 2005. Interest incurred was higher due to higher outstanding debt balances, as well as an increase in the average interest rate on our variable-rate debt and new borrowings. At the time of home closings and land sales, the capitalized interest allocated to such inventory is charged to cost of sales. Cost of sales of real estate for the year ended December 31, 2006 and 2005 included previously capitalized interest of approximately $15.4 million and $9.0 million, respectively.
     Other expenses decreased to $3.7 million during the year ended December 31, 2006 from $4.9 million for the year ended December 31, 2005. The decrease was primarily attributable to a decrease of $677,000 in debt prepayment penalties that were incurred in 2005, a $830,000 litigation reserve recorded in 2005, and hurricane related expenses incurred during the year ended December 31, 2005 while no hurricane expenses were incurred in 2006. The decrease in other expenses was partially offset by goodwill impairment charges recorded in the year ended December 31, 2006 of approximately $1.3 million related to our Tennessee operations. In the second quarter of 2006, we determined the profitability and estimated cash flows of the reporting entity declined to a point where the carrying value of the assets exceeded their market value resulting in a write-off of goodwill.
     Bluegreen reported net income for the year ended December 31, 2006 of $29.8 million, as compared to net income of $46.6 million for the same period in 2005. Our interest in Bluegreen’s earnings, net of purchase accounting adjustments, was $9.7 million for the 2006 period compared to $12.7 million for the same period in 2005, net of purchase accounting adjustments and cumulative effect of 2005 restatement.
     Interest and other income decreased from $10.3 million during the year ending December 31, 2005 to $8.3 million during the same period in 2006. This change was primarily related to certain one time income items recorded in 2005 in the amount of $7.3 million, including a contingent gain receipt and the reversal of a $6.8 million construction related obligation which were not realized in 2006. These decreases were partially offset by higher income in 2006 related to a $1.3 million gain on sale of fixed assets from our Land Division, higher interest income generated by our various interest bearing deposits, and a $2.6 million increase in forfeited deposits realized by our Homebuilding Division.
     Provision for income taxes reflects an effective rate of 38.6% in the year ended December 31, 2006 compared to 37.1% in the year ended December 31, 2005. The change in the effective rate is due to the temporary differences created due to impairment of goodwill for the year ended December 31, 2006. Additionally, we recognized an adjustment of an over accrual of income tax expense in the amount of approximately $262,000, which is immaterial to the current and prior period financial statements to which it relates.
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
     Our consolidated revenues from sales of real estate increased 1.5% to $558.1 million for the year ended December 31, 2005 from $549.7 million for the same 2004 period. This increase was attributable primarily to an increase in consolidated revenue from the Land Division which increased to $105.7 million in 2005 and an increase at Levitt Commercial from $5.6 million in 2004 to $14.7 million in 2005. These increases were partially offset by a decrease of $33.9 million in Homebuilding Division revenues as a result of fewer deliveries. The Land Division’s segment revenues of $96.2 million in 2004 included $24.4 million of sales to the Homebuilding Division which were eliminated in consolidation because they represent inter-company sales. The increase in the Land Division revenue was attributable primarily to the first quarter 2005 bulk sale for $64.7 million of five non-contiguous parcels of land consisting of 1,294 acres adjacent to our Tradition, Florida master-planned community.
     Selling, general and administrative expenses increased 23.4% to $87.6 million during 2005 compared to $71.0 million for the same 2004 period primarily as a result of higher employee compensation and benefits expenses and an increase in professional fees. As a percentage of total revenues, our selling, general and administrative expenses increased to 15.5% for 2005 from 12.8% for the year ended December 31, 2004. The increase in compensation expense was attributable to an increase in employee headcount associated with new hires in Central and South Florida (including the Company’s headquarters) and the continued expansion of homebuilding activities into North Florida, Georgia and South Carolina. Further, we incurred start-up costs such as advertising and administrative expenses associated with launching new communities in Atlanta, Georgia, Myrtle Beach, South Carolina and Nashville, Tennessee. The number of our employees increased to 668 at December 31, 2005, from 559 as of December 31, 2004. In addition, expenses incurred during the year ended December 31, 2005 reflected the full inclusion of Bowden’s operations which was acquired in May 2004. In connection with our initiatives to improve infrastructure, we incurred expenses associated with technology upgrades, training and human resource development and communications.
     We engaged consultants in 2005 to assist us in a detailed operational and organizational review. Following that detailed evaluation, we concluded that additional infrastructure investment and organizational change would be necessary in order to support growth objectives of the Homebuilding Division. As a result, the Company was organizationally restructured into regional teams with matrixed, multi-functional relationships. At the same time, we implemented numerous initiatives to support the new regional structure and increased infrastructure investment, which included recruiting additional managers, particularly in field operations; the evaluation, documentation, and implementation of industry best practices; the selection and implementation of a common technology platform; the development of curriculum and training programs; and formalized management communications relating to strategies and priorities. Overhead expense associated with this broad range of organizational and operational initiatives increased, reflecting higher employee headcount, retention of outside consultants and other direct program costs.
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
     The decrease in other expenses was primarily attributable to a decrease in hurricane expenses, net of insurance recoveries. Expenses associated with the estimated costs of remediating hurricane-related damage in our Florida Homebuilding and Land Divisions were $572,000 in 2005 compared with $4.4 million in 2004. This decrease in expense was partially offset by a one time additional reserve recorded to account for our share of costs associated with a litigation settlement, and a debt prepayment penalty incurred during the first quarter of 2005 at our Land Division.
     We recorded $12.7 million of earnings relating to our ownership interest in Bluegreen during the year ended December 31, 2005 as compared to $13.1 million for the year ended December 31, 2004.

     Bluegreen restated its financial statements for the first three quarters of fiscal 2005 and the fiscal years ended December 31, 2004 and 2003 due to certain misapplications of GAAP in the accounting for sales of Bluegreen’s vacation ownership notes receivable and other related matters. The restatement accounts for the sales of notes receivable as on-balance sheet financing transactions as opposed to off-balance sheet sales transactions as Bluegreen had originally accounted for these transactions. The cumulative effect of the restatement is reflected in our financial statements for the year ended December 31, 2005. This cumulative adjustment resulted in a $2.4 million reduction of our earnings from Bluegreen and a $1.1 million increase in our pro-rata share of unrealized gains recognized by Bluegreen. These adjustments resulted in a $1.3 million reduction to our investment in Bluegreen.
     Earnings from real estate joint ventures were $69,000 during 2005 compared to earnings of $6.0 million for 2004. In 2004, earnings from real estate joint ventures included the sale of an apartment complex and deliveries of homes and condominium units. During the year ended December 31, 2005, there were no unit deliveries by the Company’s joint ventures which were winding down operations.
     The increase in interest and other income of $7.0 million for the 2005 year was primarily related to higher balances of interest-earning deposits at various financial institutions, a non-recurring contingent termination payment received from a previously dissolved partnership, and the reversal of a $6.8 million construction related obligation associated with certain future infrastructure development requirements in our Land Division. The total increase in these items of approximately $8.5 million was offset by the absence of a one time $1.4 million reduction of a litigation reserve which was recorded in 2004. The $1.4 million reduction of a litigation reserve was the result of our successful appeal of a 2002 judgment which reversed the damages awarded by the trial jury and ordered a new trial to determine damages. The litigation reserve was reduced based on our assessment of the potential liability.

Homebuilding Division Results of Operations

				2006	2005
	Year Ended December 31,			vs. 2005	vs. 2004
	2006	2005	2004	Change	Change
		(Dollars in thousands, except unit data)
Revenues
Sales of real estate	$500,719	438,367	472,296	62,352	(33,929)
Other Revenues	4,070	3,750	4,798	320	(1,048)

Total revenues	504,789	442,117	477,094	62,672	(34,977)

Costs and expenses
Cost of sales of real estate	440,059	347,008	371,097	93,051	(24,089)
Selling, general and administrative expenses	77,858	57,403	50,806	20,455	6,597
Other expenses	3,669	3,606	7,015	63	(3,409)

Total costs and expenses	521,586	408,017	428,918	113,569	(20,901)

(Loss) earnings from joint ventures	(279)	104	3,518	(383)	(3,414)
Interest and other income	3,388	723	1,944	2,665	(1,221)

(Loss) income before income taxes	(13,688)	34,927	53,638	(48,615)	(18,711)
Benefit (provision) for income taxes	4,749	(12,691)	(20,658)	17,440	7,967

Net (loss) income	$(8,939)	22,236	32,980	(31,175)	(10,744)

Operational data:
Homes delivered	1,660	1,789	2,126	(129)	(337)
Construction starts	1,682	1,662	2,294	20	(632)
Average selling price of homes delivered	$302,000	245,000	222,000	57,000	23,000
Margin percentage on homes delivered (a)	12.1%	20.8%	21.4%	(8.7)%	(0.6)%
Gross sales contracts (units)	1,520	2,039	1,982	(519)	57
Sales contracts cancellations (units)	404	272	303	132	(31)
Net orders (units)	1,116	1,767	1,679	(651)	88
Net orders (value)	$381,993	547,045	427,916	(165,052)	119,129
Backlog of homes (units)	1,248	1,792	1,814	(544)	(22)
Backlog of homes (value)	$438,240	557,325	448,647	(119,085)	108,678
Joint Ventures (excluded from above):
Homes delivered	—	—	146	—	(146)
Construction starts	—	—	—	—	—
Net orders (units)	—	—	42	—	(42)
Net orders (value)	$—	—	13,967	—	(13,967)
Backlog of homes (units)	—	—	—	—	—
Backlog of homes (value)	$—	—	—	—	—

(a)	Margin percentage is calculated by dividing margin (sales of real estate minus cost of sales of real estate) by sales of real estate.
     In the year ended December 31, 2006 the Homebuilding Division incurred a net loss of $8.9 million compared to net income of $22.2 million in 2005, primarily due to the previously described $36.8 million of homebuilding inventory impairment charges and inventory related valuation adjustments which were included in costs of sales. Increased cost of sales resulted in a gross margin of 12.1% for the year ended December 31, 2006 compared to 20.8% in 2005. There were no impairment charges recorded in 2005, although we did write-off $467,000 in deposits. Excluding homebuilding inventory impairment charges, gross margin still would have declined from 20.8% in 2005 to 19.5% in 2006. The decline was associated with higher construction costs in 2006 compared to 2005, as well as a shift in geographic mix resulting in a higher proportion of units delivered from lower margin communities. Due to the Company’s sales performance in Florida in 2004 and 2005 and production issues associated with our expansion, our delivery cycle in 2005 and 2006 extended beyond our 12-month target, and the number of homes we closed in 2006 declined 7.2% as compared to 2005. We have implemented changes to our organizational structure, production and operational practices in an attempt to shorten cycle times to enable us to deliver homes within 12 months. We believe that shorter delivery cycles will increase customer satisfaction and the productivity of our overall construction practices and reduce our vulnerability to rising costs.
     At December 31, 2006, our Homebuilding Division had a delivery backlog of 1,248 homes representing $438.2 million of future sales. The average sales price of the homes in backlog at December 31, 2006 of $351,000 is approximately 12.9% higher than the average sales price of the homes in backlog at December 31, 2005. This increase is attributable to the particular markets generating the backlog, and the Homebuilding Division’s current pricing, which has held consistent with the price increases implemented in 2005. We do not believe that we will be able to maintain these prices in 2007 due to current market conditions, and that more aggressive pricing will be necessary to generate future sales and reduce spec inventory. While we believe that our management team, information systems and practices and procedures have been effectively strengthened to allow us to compete in the current market, the condition in the homebuilding industry, adverse trends in the broader economy, continued inflationary pressures and labor shortages could adversely impact our Homebuilding Division in future periods. Our pricing of homes is limited by the current market demand, and the sales prices of homes in our backlog cannot be maintained. As such, we expect that the margins on the delivery of homes in 2007 will continue to reflect downward pressure.
     Our Homebuilding results reflect the deterioration of conditions in the homebuilding industry characterized by record levels of new and existing homes available for sale, reduced affordability and diminished buyer confidence. The slowdown in the housing market has led to increased sales incentives, increased pressure on margins, higher cancellation rates, increased advertising expenditures and broker commissions, and increased inventories. As a result, we expect our gross margin on home sales to be negatively impacted until market conditions, particularly in Florida, stabilize.
For the Year Ended December 31, 2006 Compared to the Same 2005 Period
     Revenues from home sales increased 14.2% to $500.7 million during the year ended December 31, 2006, from $438.4 million during the same period in 2005. The increase is the result of an increase in average sale prices on home deliveries, which increased to $302,000 for the year ended December 31, 2006, compared to $245,000 during the same period in 2005. Since our typical sale to delivery cycle lasts between 12 and 15 months, much of the increase in average sales price on deliveries was attributable to the price increases in 2005 which we were able to maintain through the first half of 2006. The increase in sales prices was partially offset by a decrease in the number of deliveries which declined to 1,660 homes during the year ended December 31, 2006 from 1,789 homes during the same period in 2005.
     The value of net orders decreased to $382.0 million during the year ended December 31, 2006, from $547.0 million during the same period in 2005. During the year ended December 31, 2006, net unit orders decreased to 1,116 units, from 1,767 units during the same period in 2005 as a result of reduced traffic and lower conversion rates as well as an increase in order cancellations. The decrease in net orders was partially offset by the average sales price increasing 10.3% during the year ended December 31, 2006 to $342,000, from $310,000 during the same period in 2005. Higher average selling prices are primarily a reflection of a reduction of the percentage of sales in our Tennessee operations which yielded lower average sales prices, as well as the price increases that were implemented in 2005 and maintained in the first half of 2006.
     Cost of sales increased $93.1 million to $440.1 million during the year ended December 31, 2006, from $347.0 million during the same period in 2005. The increase in cost of sales is due to the increase in revenue from home sales. In addition, the increase was due to impairment charges and inventory related valuation adjustments in the amount of $36.8 million. Cost of sales also increased due to higher construction costs related to longer cycle times and increased carrying costs.

     Margin percentage declined during the year ended December 31, 2006 to 12.1%, from 20.8% during the same period in 2005. There were no impairment charges recorded in 2005, although we did write-off $467,000 in deposits. Gross margin excluding inventory impairments was 19.5% compared to a gross margin of 20.8% for the same period in 2005. The decline was associated with higher construction costs in 2006 compared to 2005, as well as a shift in 2006 in geographic mix resulting in a higher proportion of units delivered from lower margin communities.
     Selling, general and administrative expenses increased 35.6% to $77.9 million during the year ended December 31, 2006, as compared to $57.4 million during the same period in 2005 primarily as a result of higher employee compensation and benefits expense, recruiting costs, higher outside sales commissions, increased advertising, and costs of expansion throughout Florida, Georgia and South Carolina. Employee compensation costs increased by approximately $4.8 million, from $28.6 million during the year ended December 31, 2005 to $33.4 million for the same period in 2006 mainly attributable to higher average headcount, which reached 645 employees as of June 30, 2006, before totaling 569 employees as of December 31, 2006. There were 574 employees at December 31, 2005. During the year we reduced headcount throughout the Homebuilding Division and in connection with these reductions we incurred charges for employee related costs, including severance and retention payments. Employee cost increases were offset in part by a reduction in incentive compensation in 2006 associated with the decrease in profitability in the year ended December 31, 2006 as compared to the same period in 2005. Selling costs were higher in 2006 by $11.8 million, primarily associated with higher broker commissions earned, increased sales expenses associated with efforts to attract buyers in a challenging homebuilding market and headcount associated with the expansion into new markets discussed above. Additionally, legal fees associated with litigation in our various locations increased for the year ended December 31, 2006 as compared to the same period in 2005. As a percentage of total revenues, selling, general and administrative expense was approximately 15.4% for the year ended December 31, 2006 compared to 13.0% for the same period in 2005.
     Other expenses remained relatively unchanged increasing to $3.7 million during the year ended December 31, 2006 from $3.6 million in the same period in 2005 although the components of other expenses were different in 2005 and 2006. Other expenses in 2006 consisted of title and mortgage expenses and a write-off of goodwill in the amount of $1.3 million associated with our Tennessee operations. Other expenses in 2005 consisted of title and mortgage expenses, a $830,000 reserve recorded in 2005 to account for our share of costs associated with a litigation settlement, and hurricane expenses. Title and mortgage expense in 2006 remained unchanged compared to 2005.
     Interest incurred and capitalized on notes and mortgages payable totaled $29.9 million during the year ended December 31, 2006, compared to $12.1 million during the same period in 2005. Interest incurred increased as a result of an increase in the average interest rate on our variable-rate borrowings as well as a $145.4 million increase in our borrowings from December 31, 2005. Cost of sales of real estate associated with previously capitalized interest totaled $11.8 million during the year ended December 31, 2006 as compared to $6.3 million for the same period in 2005.
For the Year Ended December 31, 2005 Compared to the Same 2004 Period
     The value of net orders increased to $547.0 million for 2005 from $427.9 million in 2004 as a result of higher average sales prices and an increased number of orders. Higher selling prices were primarily a reflection of the continued strength of the Florida market during the period and the shift in our Tennessee operations away from the first-time entry level buyer to a higher end customer. Net unit orders modestly increased to 1,767 units in 2005, from 1,679 units during 2004 as additional inventory became available for sale. Further, our expanded presence in Tennessee and Georgia contributed to new order flow. Construction starts declined in 2005 primarily due to the delayed sales and delayed scheduled construction cycles.
     Revenues from home sales decreased 7.2% to $438.4 million in 2005 from $472.3 million in 2004, due primarily to decreased home deliveries. While home deliveries in Tennessee increased to 451 units delivered from 343 units delivered during 2004, reflecting a full year of operations, home deliveries in Florida decreased to 1,338 units delivered from 1,783 units delivered during the same 2004 period. The decrease in Florida deliveries was attributable to the lower backlog at December 31, 2004, an increased emphasis on quality and customer service which delayed closings, as well as a reduction in construction starts as discussed above. Construction cycle times generally improved, although some projects continued to experience subcontractor delays and project-related management issues.
     Cost of sales decreased by approximately 6.5% to $347.0 million in 2005 from $371.1 million in 2004. The decrease in cost of sales was attributable to fewer deliveries. Cost of sales as a percentage of related revenue was approximately 79.2% for the year ended December 31, 2005, as compared to approximately 78.6% for the year ended December 31, 2004. This slight increase was due primarily to increases in labor and raw material costs in 2005 and a higher percentage of homes sold in the Tennessee region, which produces lower margins than other regions and accounted for the higher cost of sales percentage. Deliveries in the Tennessee region represented 25.2% of 2005 total deliveries, compared with 16.1% in 2004. We shifted our strategy in Tennessee from acquiring finished lots for smaller subdivisions to acquiring and developing raw land for “signature communities” which resemble our communities in other regions.
     Selling, general and administrative expenses increased 13.0% to $57.4 million in 2005 from $50.8 million for 2004. In connection with our detailed operational and organizational review, we made significant expenditures during 2005 for infrastructure investment which we believed necessary to support growth objectives. Higher expenses were incurred as a result of the inclusion of Bowden expenses for the full year of 2005 compared with only eight months in 2004, and the higher costs associated with increased headcount and market expansion. As a percentage of total revenues, our selling, general and administrative expense was approximately 13.0% during the twelve months ended December 31, 2005, compared to 10.6% during the same 2004 period. The increase was specifically attributable to increased employee compensation and benefits costs associated with new hires in Central and South Florida, and the continued expansion of homebuilding activities into the Jacksonville, Atlanta, Myrtle Beach and Nashville markets, incurring administrative start-up costs, including advertising.
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
     The decrease in interest and other income in 2005 was primarily related to a $1.4 million reduction of a litigation reserve recorded in 2004 as a result of our successful appeal of a 2002 judgment. The appellate court reversed the damages awarded by the trial jury and ordered a new trial to determine damages. The litigation reserve was reduced based on the final settlement liability.
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

Land Division Results of Operations

				2006	2005
	Year Ended December 31,			Vs. 2005	vs. 2004
	2006	2005	2004	Change	Change
		(Dollars in thousands except unit data)
Revenues
Sales of real estate	$69,778	105,658	96,200	(35,880)	9,458
Other Revenues (b)	3,816	1,111	927	2,705	184

Total revenues	73,594	106,769	97,127	(33,175)	9,642

Costs and expenses
Cost of sales of real estate	42,662	50,706	42,838	(8,044)	7,868
Selling, general and administrative expenses	15,119	12,395	10,373	2,724	2,022
Other expenses	—	1,177	561	(1,177)	616

Total costs and expenses	57,781	64,278	53,772	(6,497)	10,506

Interest and other income (b)	2,650	7,897	744	(5,247)	7,153

Income before income taxes	18,463	50,388	44,099	(31,925)	6,289
Provision for income taxes	(6,936)	(18,992)	(17,031)	12,056	(1,961)

Net income	$11,527	31,396	27,068	(19,869)	4,328

Operational data:
Acres sold	371	1,647	1,212	(1,276)	435
Margin percentage (a)	38.9%	52.0%	55.5%	(13.1)%	(3.5)%
Unsold saleable acres	6,871	7,287	5,965	(416)	1,322
Acres subject to sales contracts — Third parties	74	246	1,833	(172)	(1,587)
Aggregate sales price of acres subject to sales contracts to third parties	21,124	39,283	121,095	(18,159)	(81,812)

(a)	Margin percentage is calculated by dividing margin (sales of real estate minus cost of sales of real estate) by sales of real estate.

(b)	The years ended December 31, 2005 and 2004 reflect the reclassification of irrigation, leasing and marketing revenue to Other revenues from Interest and other income. See Note 1 — Consolidation Policy.
     Due to the nature and size of individual land transactions, our Land Division results are subject to significant volatility. We have historically realized between 40.0% and 60.0% margin on Land Division sales. However, in 2006 our margin percentage was 38.9%, which is indicative of the margin percentage we expect in the next 12-18 months based on current market conditions. Margins were higher in the past because of the St. Lucie West commercial land which generated higher margins. Margins will fluctuate based upon changing sales prices and costs attributable to the land sold, as well as the potential impact of revenue deferrals associated with percentage of completion accounting. The sales price of land sold varies depending upon: the location; the parcel size; whether the parcel is sold as raw land, partially developed land or individually developed lots; the degree to which the land is entitled; and whether the designated use of land is residential or commercial. The cost of sales of real estate is dependent upon the original cost of the land acquired, the timing of the acquisition of the land, and the amount of land development, interest and real estate tax costs capitalized to the particular land parcel during active development. Allocations to costs of sales involve management judgments and an estimate of future costs of development, which can vary over time due to labor and material cost increases, master plan design changes and regulatory modifications. Accordingly, allocations are subject to change based on factors which are in many instances beyond management’s control. Future margins will continue to vary based on these and other market factors.
     The value of acres subject to third party sales contracts decreased from $39.3 million at December

31, 2005 to $21.1 million at December 31, 2006. This backlog consists of executed contracts and provides an indication of potential future sales activity and value per acre. However, the backlog is not an exclusive indicator of future sales activity. Some sales involve contracts executed and closed in the same quarter and therefore will not appear in the backlog. In addition, contracts in the backlog are subject to cancellation.
For the Year Ended December 31, 2006 Compared to the Same 2005 Period
     Revenues decreased 34.0% to $69.8 million during the year ended December 31, 2006, from $105.7 million during the same period in 2005. During the year ended December 31, 2006, we sold 371 acres at an average margin of 38.9% as compared to 1,647 acres sold at an average margin of 52.0% for the same 2005 period. The decrease in revenue was primarily attributable to a large bulk sale of land adjacent to Tradition, Florida consisting of a total of 1,294 acres for $64.7 million, which occurred in the year ended December 31, 2005. Included in the 371 acres sold in 2006 are 150 acres sold to the Homebuilding Division. Profits recognized by the Land Division from sales to the Homebuilding Division are deferred until the Homebuilding Division delivers homes on those properties to third parties, at which time the deferred profit is applied against consolidated cost of sales. During the year ended December 31, 2006, the Land Division’s sales to the Homebuilding Division amounted to $18.8 million, of which the $3.3 million profit was deferred at December 31, 2006, as compared to no sales between the divisions in the year ended December 31, 2005.
     The increase in other revenues from $1.1 million for the year ended December 31, 2005 to $3.8 million for the same period in 2006 related to increased marketing fees associated with cooperative marketing agreements with homebuilders and lease and irrigation income.
     Cost of sales decreased $8.0 million to $42.7 million during the year ended December 31, 2006, as compared to $50.7 million for the same period in 2005. The decrease in cost of sales was directly related to the decrease in revenues from the Land Division in 2006. This decrease was slightly offset by an increase in cost of sales due to lower margin sales in 2006. The large bulk sale that took place in 2005, which represented the majority of the sales activity in 2005, generated higher than normal margins for the year ended December 31, 2005. Cost of sales as a percentage of related revenue was approximately 61.1% for the year ended December 31, 2006 compared to 48.0% for the same period in 2005.
     Selling, general and administrative expenses increased 22.0% to $15.1 million during the year ended December 31, 2006, from $12.4 million during the same period in 2005. The increase primarily was a result of increases in compensation and other administrative expenses attributable to increased headcount in support of our expansion into the South Carolina market, and commercial development, commercial leasing and irrigation activities. Additionally we incurred increases in Florida property taxes, advertising and marketing costs, and depreciation associated with commercial projects being developed internally. These increases were slightly offset by lower incentive compensation associated with the decrease in profitability in the year ended December 31, 2006 compared to the same period in 2005. As a percentage of total revenues, our selling, general and administrative expenses increased to 20.5% during the year ended December 31, 2006, from 11.6% during the same period in 2005. The large variance is attributable to the large land sale that occurred in the year ended December 31, 2005 which resulted in a large increase in revenue without a corresponding increase in selling, general and administrative expenses due to the fixed nature of many of the Land Division’s expenses.
     Interest incurred and capitalized during the year ended December 31, 2006 and 2005 was $6.7 million and $2.8 million, respectively. Interest incurred was higher due to higher outstanding balances of notes and mortgage notes payable, as well as increases in the average interest rate on our variable-rate debt. Cost of sales of real estate during the year ended December 31, 2006 included previously capitalized interest of $443,000, compared to $743,000 during the same period in 2005.
     The decrease in interest and other income from $7.9 million for the year ended December 31, 2005 to $2.7 million for the same period in 2006 is related to a reversal of a construction related obligation recorded in 2005 in the amount of $6.8 million. This item was not present in 2006. This decrease was partially offset by a $1.3 million gain on sale of fixed assets and higher interest income generated by our various interest bearing deposits.
For the Year Ended December 31, 2005 Compared to the Same 2004 Period
     Revenues from land sales increased 9.8% to $105.7 million in 2005 from $96.2 million in 2004. Margin on land sales in 2005 was approximately $55.0 million as compared to $53.4 million in 2004. During 2005, 1,647 acres were sold with an average margin of 52.0%, as compared to 1,212 acres sold with an average margin of 55.5% in 2004. The decline in average selling price per acre is attributable to the stage of entitlements of the parcels sold. We sold a greater percentage of undeveloped and unentitled land in 2005 relative to 2004. The decrease in margin is also attributable to the mix of acreage sold, with a decrease in commercial property sales at St. Lucie West. The margin percentage on the Tradition, Florida acreage tends to be lower due to the stage of the development and the higher proportion of residential sales (which generally have a lower margin) to commercial sales in the same period. While yielding a slightly lower margin percentage, the Land Division generated increased revenue which enhanced overall profitability. The most notable transaction during 2005 was the bulk sale for $64.7 million in the first quarter of five non-contiguous parcels of land adjacent to Tradition, Florida consisting of a total of 1,294 acres. During 2004, the Company sold 448 acres in Tradition, Florida to the Homebuilding Division which generated revenue of $23.4 million and margin of $14.4 million. This transaction, which is included in the above table for 2004, was eliminated in consolidation, and the associated profit was deferred. There were no land sales to the Homebuilding Division in 2005.
     Selling, general and administrative expenses increased 19.5% to $12.4 million during the year ended December 31, 2005 compared to $10.4 million for the same 2004 period. As a percentage of total revenues, selling, general and administrative expenses remained relatively flat increasing to 11.6% in 2005 from 10.7% in 2004. The slight increase was due to increased headcount as the number of Land Division employees increased to 48 in 2005 from 35 as of December 31, 2004 largely associated with our expansion at both Tradition, Florida and Tradition, South Carolina.
     Interest incurred for 2005 and 2004 was approximately $2.8 million and $2.0 million, respectively. The increase in interest incurred was primarily due to an increase in outstanding borrowings related to acquisition of land for Tradition, South Carolina. During 2005, interest capitalized was approximately $2.8 million, as compared with $1.9 million for 2004. At the time of land sales, the related capitalized interest is charged to cost of sales. Cost of sales of real estate for 2005 and 2004 included previously capitalized interest of approximately $743,000 and $87,000, respectively.
     The increase in other expenses was primarily attributable to a $677,000 pre-payment penalty on debt repayment incurred during the first quarter of 2005. We repaid indebtedness under a line of credit using a portion of the proceeds of the bulk sale described above.
     The increase in interest and other income of $7.2 million was primarily related to the reversal of certain accrued construction obligations. During the fourth quarter of 2005, we reversed approximately $6.8 million in accrued construction obligations. These accrued construction obligations were recorded as property was sold to recognize our obligations to comply with future infrastructure development requirements of governmental entities. The reversal of these construction obligations was the result of changes made to the infrastructure development requirements by such governmental entities for certain projects. All payments and obligations related to the infrastructure development requirements for these projects were fulfilled as of December 31, 2005.

Other Operations Results of Operations

				2006	2005
	Year Ended December 31,			Vs. 2005	Vs. 2004
	2006	2005	2004	Change	Change
	(Dollars in thousands)
Revenues
Sales of real estate	$11,041	14,709	5,555	(3,668)	9,154
Other Revenues (a)	1,435	1,963	459	(528)	1,504

Total revenues	12,476	16,672	6,014	(4,196)	10,658

Costs and expenses
Cost of sales of real estate	11,649	12,520	6,255	(871)	6,265
Selling, general and administrative expenses	28,174	17,841	9,822	10,333	8,019
Other expenses	8	72	24	(64)	48

Total costs and expenses	39,831	30,433	16,101	9,398	14,332

Earnings from Bluegreen Corporation	9,684	12,714	13,068	(3,030)	(354)
(Loss) earnings from joint ventures	(137)	(35)	2,532	(102)	(2,567)
Interest and other income (a)	4,196	2,143	545	2,053	1,598

(Loss) income before income taxes	(13,612)	1,061	6,058	(14,673)	(4,997)
Benefit (provision) for income taxes	5,639	(378)	(2,198)	6,017	1,820

Net (loss) income	$(7,973)	683	3,860	(8,656)	(3,177)

(a) The years ended December 31, 2005 and 2004 reflect the reclassification of leasing revenue to Other revenues from Interest and other income. See Note 1 - Consolidation Policy.
     Other Operations include all other Company operations, including Levitt Commercial, Parent Company general and administrative expenses, earnings from our investment in Bluegreen and earnings (loss) from investments in various real estate projects and trusts. We currently own approximately 9.5 million shares of the common stock of Bluegreen, which represented approximately 31% of Bluegreen’s outstanding shares as of December 31, 2006. Under equity method accounting, we recognize our pro-rata share of Bluegreen’s net income (net of purchase accounting adjustments) as pre-tax earnings. Bluegreen has not paid dividends to its shareholders; therefore, our earnings represent only our claim to the future distributions of Bluegreen’s earnings. Accordingly, we record a tax liability on our portion of Bluegreen’s net income. Our earnings in Bluegreen increase or decrease concurrently with Bluegreen’s reported results. Furthermore, a significant reduction in Bluegreen’s financial position could potentially result in an impairment charge on our investment against our future results of operations. For a complete discussion of Bluegreen’s results of operations and financial position, we refer you to Bluegreen’s Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC.
For the Year Ended December 31, 2006 Compared to the Same 2005 Period
     During the year ended December 31, 2006, Levitt Commercial delivered 29 flex warehouse units at two of its projects, generating revenues of $11.0 million as compared to 44 flex warehouse units in 2005, generating revenues of $14.7 million. Deliveries of individual flex warehouse units by Levitt Commercial generally occur in rapid succession upon the completion of a warehouse building. As of December 31, 2006 Levitt Commercial has one remaining flex warehouse project with a total of 17 units in the sales backlog which closed in the first quarter of 2007.
     Cost of sales of real estate in Other Operations includes the expensing of interest previously capitalized, as well as the costs of development associated with the Levitt Commercial projects. Interest in Other Operations is capitalized and amortized to cost of sales in accordance with the relief rate used in our operating segments. This capitalization is for Other Operations debt where interest is allocated to inventory in the other operating segments. Cost of sales of real estate decreased $871,000 from $12.5 million in the year ended December 31, 2005 to $11.6 million in the year ended December 31, 2006. The primary reason for the decrease in cost of sales is due to fewer sales at Levitt Commercial partially offset by increased cost of sales associated with previously capitalized interest related to corporate debt.
     Bluegreen reported net income for the year ended December 31, 2006 of $29.8 million, as compared to net income of $46.6 million for the same period in 2005. Our interest in Bluegreen’s earnings, net of purchase accounting adjustments, was $9.7 million for the year ended December 31, 2006 compared to $12.7 million for the same period in 2005.
     Selling, general and administrative expense increased 57.9% to $28.2 million during the year ended December 31, 2006, from $17.8 million during the same period in 2005. The increase is a result of higher employee compensation and benefits, recruiting expenses, and professional services expenses. Employee compensation costs increased by approximately $4.4 million from $7.4 million during the year ended December 31, 2005 to $11.8 million for the same period in 2006. The increase relates to the increase in the number of full time employees to 63 at December 31, 2006 from 46 at December 31, 2005. Additionally, approximately $3.1 million of the increase in compensation expense was associated with non-cash stock-based compensation for which no expense was recorded in the same period in 2005. We experienced an increase in professional services due to non-capitalizable consulting services performed in the year ended December 31, 2006 related to our financial systems implementation. The system implementation costs and merger related costs did not exist in the year ended December 31, 2005. These increases were partially offset by decreases in bonus expense of approximately $1.0 million or 56.1% from the year ended December 31, 2005 due to decreased profitability.
     Interest incurred and capitalized on notes and mortgage notes payable totaled $7.4 million during the year ended December 31, 2006, compared to $4.4 million during the same period in 2005. The increase in interest incurred was attributable to an increase in junior subordinated debentures and an increase in the average interest rate on our borrowings. Cost of sales of real estate includes previously capitalized interest of $3.6 million and $2.0 million during the year ended December 31, 2006 and 2005, respectively. Those amounts include adjustments to reconcile the amount of interest eligible for capitalization on a consolidated basis with the amounts capitalized in our other business segments.

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
     Selling, general and administrative and other expenses increased to $17.8 million during the year ended December 31, 2005 as compared to $9.8 million during the year ended December 31, 2004. In 2005, we incurred professional fees associated with the organizational review of production and operational practices and procedures as previously discussed. Also contributing to the increase in selling, general and administrative expenses during the year ended 2005 were additional audit fees associated with Sarbanes Oxley. The increase in selling, general and administrative expenses is also attributable to increased compensation expense resulting from an increase from 22 employees in this segment at year end 2004 to 46 employees at year end 2005. The increased headcount was primarily related to parent company staffing in Human Resources, Project Management and administrative functions in preparation for our implementation of the Company’s strategic initiatives. In addition, incentives for all employees associated with achieving identified customer service goals were accrued in the fourth quarter of 2005. Finally, in the fourth quarter of 2005, we incurred expenses associated with several company-wide information meetings regarding the various organizational, information system, and operational changes scheduled to occur in 2005 and 2006.
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
     Interest incurred in other operations was approximately $4.4 million and $2.6 million for the year ended December 31, 2005 and 2004, respectively. The increase in interest incurred was primarily associated with an increase in debentures at the parent company associated with our trust preferred securities offerings and an increase in the average interest rate on our borrowings. Interest capitalized for this business segment totaled $4.4 million and $2.6 million for the year ended December 31, 2005 and 2004, respectively. Those amounts include adjustments to reconcile the amount of interest eligible for capitalization on a consolidated basis with the amounts capitalized in our other business segments.
FINANCIAL CONDITION
     We are taking steps to address the current challenging residential real estate environment and are working to improve operational cash flows and increase our sources of financing. We believe that our current financial condition and credit relationships, together with anticipated cash flows from operations and other sources of funds, which may include proceeds from the disposition of certain properties or investments, joint ventures, and issuances of debt or equity, will provide for our current liquidity.
     Our total assets at December 31, 2006 and 2005 were $1.1 billion and $895.7 million, respectively. The increase in total assets primarily resulted from:
•	a net increase in inventory of real estate of approximately $210.8 million, which includes approximately $64.8 million in land acquisitions by our Homebuilding Division;
•	an increase of $34.4 million in property and equipment associated with increased investment in commercial properties under construction by our Land Division, support for infrastructure in our master planned communities, and $3.5 million in hardware and software acquired for our implementation of our new financial and operating system ;
•	a net increase of approximately $11.2 million in our investment in Bluegreen Corporation associated primarily with $9.7 million of earnings from Bluegreen (net of purchase accounting adjustments), $1.3 million from our pro rata share of unrealized gains associated with Bluegreen’s other comprehensive income and $287,000 associated with Bluegreen’s capital transactions; and
•	the above increases in assets were partially offset by a net decrease in cash and cash equivalents of $65.2 million, which resulted from cash used in operations and investing activities of $268.3 million, partially offset by an increase in cash provided by financing activities of $203.1 million.
     Total liabilities at December 31, 2006 and December 31, 2005 were $747.4 million and $545.9 million, respectively. The material changes in the composition of total liabilities primarily resulted from:
•	a net increase in notes and mortgage notes payable of $176.8 million, primarily related to project debt associated with 2006 land acquisitions and land development activities;
•	an increase of $30.9 million in junior subordinated debentures ;
•	a decrease of $9.0 million in customer deposits due to a smaller backlog at December 31, 2006;
•	an increase of $18.5 million in accruals as a result of increased construction costs, accrued professional services related to our systems implementation and legal and valuation services accruals related to the proposed merger with BFC; and
•	a decrease in tax liability of approximately $7.0 million relating primarily to our pre-tax loss and the timing of estimated tax payments.
LIQUIDITY AND CAPITAL RESOURCES
     We assess our liquidity in terms of our ability to generate cash to fund our operating and investment activities. During the year ended December 31, 2006, our primary sources of funds were proceeds from the sale of real estate inventory, the issuance of trust preferred securities and borrowings from financial institutions. These funds were utilized primarily to acquire, develop and construct real estate, to service and repay borrowings and to pay operating expenses. As of December 31, 2006 and December 31, 2005, we had cash and cash equivalents of $48.3 million and $113.6 million, respectively. Our cash declined $65.2 million during the year ended December 31, 2006 primarily as a result of our continued investment in inventory, principally in the Homebuilding Division, in combination with a decline in operating performance. The Company primarily utilized borrowings to finance the growth in inventory. Total debt increased to $615.7 million at December 31, 2006 compared with $407.8 at December 31, 2005. Debt to total capitalization increased from 53.8% to 64.2% during the same period.
     The downturn in the homebuilding industry combined with the timing of inventory acquisitions has increased our supply of land and substantially increased the amount of debt. We have substantially curtailed our acquisition of new land, and are closely monitoring expenditures for land development and community amenities in light of current market conditions. The majority of our Homebuilding inventory was purchased during the peak of the historic high demand in the homebuilding market cycle and remains vulnerable to future additional impairments should market conditions not improve. Additionally, demand for residential property in Florida, where the majority of our inventory is located, has declined significantly, and we have experienced a record number of contract cancellations as customers have elected to forfeit their deposits and not fulfill their purchase commitments. We expect that pricing pressures will erode future margins as we attempt to improve sales through various sales incentives. We do not believe there is any meaningful evidence to suggest market conditions will improve in the near term.
     Due to current market conditions and the uncertain duration of the industry downturn, there is no assurance that operating cash flows will adequately support operations, and accordingly, we anticipate seeking additional capital. Sources for additional capital include proceeds from the disposition of certain properties or investments, joint venture partners, as well as issuances of debt or equity. In addition, as discussed in Item 1. –Business-Recent Developments, the decision to enter an agreement to merge with BFC Financial was predicated in part on the anticipated need for additional capital, and the recognition that BFC provides potential additional access to financial resources. The merger is subject to a number of conditions, including shareholder approval. In the event that the merger is not approved by shareholders, or not consummated for any other reason, it is our current intention to pursue a rights offering to holders of Levitt’s Class A common stock giving each then current holder of Levitt Class A common stock the right to purchase a proportional number of additional shares of Levitt Class A common stock. There is no assurance that we will be able to successfully raise additional capital on acceptable terms, if at all.
     At December 31, 2006, our consolidated debt totaled $615.7 million under total borrowing facilities of up to $904.4 million, of which $527.7 was secured by various assets. Those loans are secured by mortgages on various properties. Approximately $70.4 million was available under the facilities at December 31, 2006 subject to qualifying assets and fulfillment of conditions precedent. The detail of debt instruments at December 31, 2006 and 2005 was as follows (in thousands):

	December 31,
	2006	2005

Mortgage notes payable	$67,504	127,061
Mortgage notes payable to BankAtlantic	—	223
Borrowing base facilities	348,600	143,100
Land acquisition and construction mortgage notes payable	1,641	3,875
Land acquisition mortgage notes payable	66,932	48,936
Construction mortgage notes payable	28,884	13,012
Lines of credit	14,000	14,500
Subordinated investment notes	2,489	3,132
Unsecured junior subordinated debentures	85,052	54,124
Other borrowings	601	7

Total Outstanding Debt	$615,703	$407,970

Additional detail on the above borrowings is provided in Item 8 Note 11.
     Operating Activities. During the year ended December 31, 2006, we used $240.1 million of cash in our operating activities, as compared to $132.5 million of cash used in such activities during 2005 and $78.9 million used in 2004. The net cash used in operations during fiscal 2006 was primarily the result of cash used to increase inventories in our Homebuilding segment, as well as a net loss for 2006 compared to net income during 2005. The net cash used in operations during fiscal 2005 and fiscal 2004 was the result of cash provided from net income and an increase in accounts payable, accrued expenses and other liabilities, offset by cash used to increase real estate inventory.
     The decision to fund additional inventory growth in the past few years was based on strong market demand and the need to replenish inventory in certain markets, as well as management’s decision to diversify into new markets. In addition to the costs of land acquisition, we incur significant land development expenditures to prepare the land for the construction of homes. In addition, many of the Homebuilding communities provide amenities to residents which include gated entryways, clubhouses, swimming pools and tennis courts. As a result, we incur significant costs which are not recovered until homes are delivered. Depending upon the size of the community, product type and ability to obtain permits and required approvals from governmental authorities, the time between land acquisition and the delivery of the first completed home can take in excess of two years, exposing us to the volatility of demand in the homebuilding market. A reduction in sales activity results in a lower realized rate of return and a longer than anticipated breakeven period for cash flow, placing additional stress on the balance sheet as higher debt levels are maintained. The homebuilding market changed noticeably in early 2006 and further deteriorated throughout the year. The majority of our inventory is located in Florida, which is among many states experiencing challenges in the homebuilding industry associated with excess inventory supply and intense price competition. As a result, it is expected that Florida will lag the overall market recovery until supply is more aligned with market demand.
     In light of these challenging market conditions, we modified our land acquisition plans in 2006 and substantially curtailed our planned purchases of new land after the first quarter. Land acquired from third parties, the majority of which was outside the state of Florida, totaled $64.8 million in 2006, compared with $197.4 million in 2005. Our inventory growth in 2006 was primarily associated with land development and construction activities on land purchases made in 2005 as well as land acquisitions made in the first quarter of the year. We will continue to invest in our existing projects in 2007, many of which require further investment in land development, amenities including entryways and clubhouse facilities, as well as model homes and sales facilities. As a result, we are not expecting a meaningful decline in inventory during the year. At this time, no significant land purchases are contemplated in 2007 based on current market conditions.
     We also utilize deposits from customers who enter into purchase contracts to support our working capital needs. These deposits totaled $42.7 million at December 31, 2006 and represented 10% of our homebuilding backlog value. In comparison, deposits at year end 2005 were $51.7 million and represented 9% of our homebuilding backlog value. The decline in deposits reflects a reduction in the backlog, as well as a decision in late 2006 to reduce the required deposits in certain communities to 5% of base price, and tier the required deposits on selected options. In 2006, $2.7 million in deposits were retained by us as a result of forfeitures by buyers as cancellations grew compared with $77,000 in 2005. If we are unable to increase sales during the same period, the amount of deposits will decline as we deliver homes from backlog.
     Investing Activities. In fiscal 2006 and 2005, cash used in investing activities represented net purchases of property and equipment, primarily associated with commercial development activities and utility services at Tradition, Florida. In addition, we invested in new technology systems and capitalized related expenses for software, hardware and certain implementation costs. In 2004, we received distributions from a real estate joint venture for the Boca Grande project
     Financing Activities The majority of our financing needs are funded with cash generated from operations, secured financing principally through commercial banks, and Trust Preferred securities. We have also issued common equity in the public markets, and continue to evaluate various sources of capital from both public and private investors to ensure we maintain sufficient liquidity to deal with the potential of a prolonged slowdown in the residential real estate markets where we operate. Cash provided through financing activities totaled $203.1 million in 2006, compared with $134.7 million in 2005 and $191.4 million in 2004.
     Certain of our borrowings require us to repay specified amounts upon a sale of portions of the property securing the debt. These amounts would be in addition to our scheduled payments over the next twelve months. While homes in backlog are subject to sales contracts, there can be no assurance that these homes will be delivered as evidenced by the escalation of our cancellation rates. Upon cancellation, such homes become spec units and are aggressively marketed to new buyers. Our borrowing base facilities include project limitations on the number and holding period, as well as the overall dollar amount of spec units, and accordingly, if that limitation is exceeded, the underlying assets no longer qualify for financing. In that event, our available borrowings are reduced, and depending upon that status of other qualifying assets in the borrowing base, we may be required to repay the lender prior to scheduled payment dates for funds advanced on that particular property. We communicate with our lenders regarding limitations on spec houses, and in the past have received increased spec allowances, but there can be no assurance we will receive such flexibility in the future. Accordingly, our cash flow and liquidity would be adversely impacted should spec inventory continue to rise as a result of customer cancellations and we are unable to obtain waivers from our lenders.
     Certain of our borrowings may require additional principal payments in the event that sales and starts are substantially below those agreed to at the inception of the borrowing. There is no assurance that these additional principal payments will not be required. A curtailment schedule is established for each project when that project is included as a qualifying project under a borrowing base facility. The curtailment schedule specifies minimum debt pay downs based on projected construction starts. If the construction starts do not commence, we remain obligated to make the payments. Such obligations total $84.5 million in 2007. We periodically discuss these curtailment requirements as well as current market activity and revised project budgets with our lenders. If we are unable to meet required construction starts and are not able to defer or eliminate curtailment requirements, significant additional funds will be needed to meet the required debt payments.
     Some of our subsidiaries have borrowings which contain covenants that, among other things, require the subsidiary to maintain financial ratios, including minimum working capital, maximum leverage and minimum net worth. These covenants may have the effect of limiting the amount of debt that the subsidiaries can incur. At December 31, 2006, we were in compliance with all loan agreement financial covenants. There can be no assurance we will remain in compliance in the future should the homebuilding market remain in a prolonged downturn. Noncompliance with financial covenants may result in pressure on earnings and cash flow, and the risk of additional impairments. The risk of additional impairments could adversely impact the subsidiary’s net worth which would require additional capital from the parent and restrict the payment of dividends from that subsidiary to the parent.
     On each of January 24, 2006, April 26, 2006, August 1, 2006, October 23, 2006 and January 22, 2007 our Board of Directors declared cash dividends of $0.02 per share on our Class A common stock and Class B common stock. These dividends were paid in February 2006, May 2006, August 2006, November 2006 and February 2007, respectively. The Board has not adopted a policy of regular dividend payments. The payment of dividends in the future is subject to approval by our Board of Directors and will depend upon, among other factors, our results of operations and financial condition. We cannot give assurance that we will declare additional cash dividends in the future.
Off Balance Sheet Arrangements and Contractual Obligations
     In connection with the development of certain of our communities, we establish community development districts to access bond financing for the funding of infrastructure development and other projects within the community. If we were not able to establish community development districts, we would need to fund community infrastructure development out of operating income or through other sources of financing or capital. The bonds issued are obligations of the community development district and are repaid through assessments on property within the district. To the extent that we own property within a district when assessments are levied, we will be obligated to pay the assessments as they are due. As of December 31, 2006, development districts in Tradition, Florida had $50.4 million of community development district bonds outstanding and we owned approximately 36% of the property in those districts. During the year ended December 31, 2006, we recorded approximately $1.7 million in assessments on property we owned in the districts. These costs were capitalized to inventory as development costs and will be recognized as cost of sales when the assessed properties are sold to third parties.
     We entered into an indemnity agreement in April 2004 with a joint venture partner at Altman Longleaf, relating to, among other obligations, that partner’s guarantee of the joint venture’s indebtedness. Our liability under the indemnity agreement is limited to the amount of any distributions from the joint venture which exceeds our original capital and other contributions. Accordingly, our potential obligation of indemnity was approximately $664,000 at December 31, 2006. Based on the joint venture assets that secure the indebtedness, we do not believe it is likely that any payment will be required under the indemnity agreement.

     The following table summarizes our contractual obligations as of December 31, 2006 (in thousands):

		Payments due by period
		Less than	13 - 36	37 - 60	More than
Category (1)	Total	12 Months	Months	Months	60 Months
Long-term debt obligations	$615,703	46,016	304,341	146,706	118,640
Interest payable on long-term debt	268,250	46,487	78,738	25,791	117,234
Operating lease obligations	8,531	2,287	3,466	1,323	1,455
Purchase obligations	14,220	14,220	—	—	—

Total obligations	$906,704	109,010	386,545	173,820	237,329

(1)	Long-term debt obligations consist of notes, mortgage notes and bonds payable. Interest payable on these long-term debt obligations is the interest that will be incurred related to the outstanding debt. Operating lease obligations consist of lease commitments. Purchase obligations consist of contracts to acquire real estate properties for development and sale for which due diligence has been completed and our deposit is committed; however our liability for not completing the purchase of any such property is generally limited to the deposit made under the relevant contract. At December 31, 2006, we had $400,000 in deposits securing such purchase obligations and we currently intend to acquire the land associated with these purchase obligations, subject to market conditions and the Company’s financial condition.

(2)	In addition to the above scheduled payments, certain of our borrowings require repayments of specified amounts upon a sale of portions of the property securing the debt.
     At December 31, 2006, we had outstanding surety bonds and letters of credit of approximately $139.4 million related primarily to obligations to various governmental entities to construct improvements in our various communities. We estimate that approximately $68.6 million of work remains to complete these improvements. We do not believe that any outstanding bonds or letters of credit will likely be drawn upon.

The table below sets forth our debt obligations, principal payments by scheduled maturity, weighted-average interest rates and estimated fair market value as of December 31, 2006 (dollars in thousands):

								Fair Market
								Value at
	Payments due by year							December 31,
	2007	2008	2009	2010	2011	Thereafter	Total	2006

Fixed rate debt:
Notes and mortgage payable (a)	2,303	980	328	256	264	101,208	105,339	105,885
Average interest rate	8.03%	8.03%	8.09%	8.10%	8.11%	5.27%	7.61%

Variable rate debt:
Notes and mortgage payable	43,713	24,951	278,082	100,312	45,874	17,432	510,364	510,364
Average interest rate	7.73%	7.69%	7.68%	7.73%	7.90%	7.28%	7.71%

Total debt obligations	46,016	25,931	278,410	100,568	46,138	118,640	615,703	616,249

(a)	Fair value calculated based upon recent borrowings in same category of this debt.
     Assuming the variable rate debt balance of $510.4 million outstanding at December 31, 2006 (which does not include approximately $85.1 million of initially fixed-rate obligations which will not become floating rate during 2007) were to remain constant, each one percentage point increase in interest rates would increase the interest incurred by us by approximately $5.1 million per year.
Impact of Inflation
     The financial statements and related financial data and notes presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation.
     Inflation could have a long-term impact on us because increasing costs of land, materials and labor result in a need to increase the sales prices of homes. In addition, inflation is often accompanied by higher interest rates which could have a negative impact on housing demand and the costs of financing land development activities and housing construction. Rising interest rates as well as increased materials and labor costs may reduce margins.
     Given market conditions we do not believe that we will be able to raise prices or generate sales at levels recorded in 2004 and 2005. Further, our Homebuilding Division generally enters into sales contracts prior to construction and unanticipated cost increases due to inflation during the construction period will negatively impact our margins and profitability.
New Accounting Pronouncements
     In June 2006, the FASB issued FIN No. 48 (“Accounting for Uncertainty in Income Taxes – an interpretation of FASB No. 109”.) FIN 48 provides guidance for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. FIN 48 substantially changes the accounting policy for uncertain tax positions and is likely to cause greater volatility in our provision for income taxes. The interpretation also revises disclosure requirements including a tabular roll-forward of unrecognized tax benefits. The interpretation is effective as of January 1, 2007 and we do not expect a material adjustment upon adoption of this interpretation.
     In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 which established an approach to quantify errors in financial statements. The SEC’s new approach to quantifying errors in the financial statements is called the dual-approach. This approach quantifies the errors under two common approaches requiring the registrant to adjust its financial statements when either approach results in a material error after considering all quantitative and qualitative factors. Adoption of this bulletin did not affect our financial condition or results of operations.
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
     In November 2006, the FASB issued Emerging Issues Task Force Issue No. 06-8, Applicability of the Assessment of a Buyers Continuing Investment under FASB Statement No. 66, Accounting for Sales of Real Estate, for Sales of Condominiums, (“EITF 06-8”). EITF 06-8 establishes that a company should evaluate the adequacy of the buyer’s continuing investment in determining whether to recognize profit under the percentage-of-completion method. EITF 06-8 is effective for the first annual reporting period beginning after March 15, 2007 (our fiscal year beginning December 1, 2007). The effect of this EITF is not expected to be material to our consolidated financial statements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Market risk is defined as the risk of loss arising from adverse changes in market valuations that arise from interest rate risk, foreign currency exchange rate risk, commodity price risk and equity price risk. We have a risk of loss associated with our borrowings as we are subject to interest rate risk on our long-term debt. At December 31, 2006, we had $510.4 million in borrowings with adjustable rates tied to the prime rate and/or LIBOR rates and $105.3 million in borrowings with fixed or initially-fixed rates. Consequently, the impact on our variable rate debt from changes in interest rates may affect our earnings and cash flows but would generally not impact the fair value of such debt. With respect to fixed rate debt, changes in interest rates generally affect the fair market value of the debt but not our earnings or cash flow.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO FINANCIAL STATEMENTS
Levitt Corporation

Report of Independent Registered Certified Public Accounting Firm of PricewaterhouseCoopers LLP	51

Consolidated Statements of Financial Condition	53
As of December 31, 2006 and 2005

Consolidated Statements of Operations	54
For each of the years in the three year period ended December 31, 2006

Consolidated Statements of Comprehensive (Loss) Income	55
For each of the years in the three year period ended December 31, 2006

Consolidated Statements of Shareholders’ Equity	56
For each of the years in the three year period ended December 31, 2006

Consolidated Statements of Cash Flows	57
For each of the years in the three year period ended December 31, 2006

Notes to Consolidated Financial Statements	59
For each of the years in the three year period ended December 31, 2006
Bluegreen Corporation
     The financial statements of Bluegreen Corporation, which is considered a significant subsidiary, are required to be included in this report. The financial statements of Bluegreen Corporation for the three years ended December 31, 2006, including the Report of Independent Registered Certified Public Accounting Firm of Ernst & Young LLP, are included as exhibit 99.1 to this report.

Report of Independent Registered Certified Public Accounting Firm
To the Board of Directors and Shareholders of Levitt Corporation:
We have completed integrated audits of Levitt Corporation’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits and the report of other auditors, are presented below.
Consolidated financial statements
In our opinion, based on our audits and the report of other auditors, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Levitt Corporation and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Bluegreen Corporation, an approximate 31 percent-owned equity investment, which were audited by other auditors whose report thereon has been furnished to us. Our opinion expressed herein, insofar as it relates to the Company’s net investment in (approximately $107.1 million and $95.8 million at December 31, 2006 and 2005, respectively) and equity in the net earnings of (approximately $9.7 million, $12.7 million, and $13.1 million for the years ended December 31, 2006, 2005 and 2004, respectively) Bluegreen Corporation, is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.
As discussed in Note 4 to the consolidated financial statements, the Company changed the manner in which it accounts for stock-based compensation in 2006.
Internal control over financial reporting
Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
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
PricewaterhouseCoopers LLP
Fort Lauderdale, Florida
March 14, 2007

Levitt Corporation
Consolidated Statements of Financial Condition
December 31, 2006 and 2005
(In thousands, except share data)

	2006	2005
Assets

Cash and cash equivalents	$48,391	113,562
Restricted cash	1,397	1,818
Inventory of real estate	822,040	611,260
Investment in Bluegreen Corporation	107,063	95,828
Property and equipment, net	78,675	44,250
Other assets	33,100	28,955

Total assets	$1,090,666	895,673

Liabilities and Shareholders’ Equity

Accounts payable, accrued liabilities and other	$85,123	66,652
Customer deposits	42,696	51,686
Current income tax payable	3,905	12,551
Notes and mortgage notes payable	530,651	353,846
Junior subordinated debentures	85,052	54,124
Deferred tax liability, net	—	7,028

Total liabilities	747,427	545,887

Shareholders’ equity:
Preferred stock, $0.01 par value
Authorized: 5,000,000 shares
Issued and outstanding: no shares	—	—

Class A Common Stock, $0.01 par value
Authorized: 50,000,000 shares
Issued and outstanding: 18,609,024 and 18,604,053 shares, respectively	186	186

Class B Common Stock, $0.01 par value
Authorized: 10,000,000 shares
Issued and outstanding: 1,219,031 and 1,219,031 shares, respectively	12	12

Additional paid-in capital	184,401	181,084
Unearned compensation	—	(110)
Retained earnings	156,219	166,969
Accumulated other comprehensive income	2,421	1,645

Total shareholders’ equity	343,239	349,786

Total liabilities and shareholders’ equity	$1,090,666	895,673

See accompanying notes to consolidated financial statements

Levitt Corporation
Consolidated Statements of Operations
For each of the years in the three year period ended December 31, 2006
(In thousands, except per share data)

	2006	2005	2004

Revenues:
Sales of real estate	$566,086	558,112	549,652
Other revenues	9,241	6,772	6,184

Total revenues	575,327	564,884	555,836

Costs and expenses:
Cost of sales of real estate	482,961	408,082	406,274
Selling, general and administrative expenses	121,151	87,639	71,001
Other expenses	3,677	4,855	7,600

Total costs and expenses	607,789	500,576	484,875

Earnings from Bluegreen Corporation	9,684	12,714	13,068
(Loss) earnings from real estate joint ventures	(416)	69	6,050
Interest and other income	8,260	10,256	3,233

(Loss) income before income taxes	(14,934)	87,347	93,312

Benefit (provision) for income taxes	5,770	(32,436)	(35,897)

Net (loss) income	$(9,164)	54,911	57,415

(Loss) earnings per common share:
Basic	$(0.46)	2.77	3.10
Diluted	$(0.47)	2.74	3.04

Weighted average common shares outstanding:
Basic	19,823	19,817	18,518
Diluted	19,823	19,929	18,600

Dividends declared per common share:
Class A common stock	$0.08	0.08	0.04
Class B common stock	$0.08	0.08	0.04
See accompanying notes to consolidated financial statements

Levitt Corporation
Consolidated Statements of Comprehensive (Loss) Income
For each of the years in the three year period ended December 31, 2006
(In thousands)

	2006	2005	2004
Net (loss) income	$(9,164)	54,911	57,415

Other comprehensive income:
Pro-rata share of unrealized gain (loss) recognized by Bluegreen Corporation on retained interests in notes receivable sold	1,263	2,420	(441)
(Provision) benefit for income taxes	(487)	(933)	170

Pro-rata share of unrealized gain (loss) recognized by Bluegreen Corporation on retained interests in notes receivable sold (net of tax)	776	1,487	(271)

Comprehensive (loss) income	$(8,388)	56,398	57,144

See accompanying notes to consolidated financial statements.

Levitt Corporation
Consolidated Statements of Shareholders’ Equity
For each of the years in the three year period ended December 31, 2006
(In thousands)

								Accumulated
	Shares of Common		Class A	Class B	Additional			Compre-
	Stock Outstanding		Common	Common	Paid-In	Retained	Unearned	hensive
	Class A	Class B	Stock	Stock	Capital	Earnings	Compensation	Income (loss)	Total
Balance at December 31, 2003	13,597	1,219	$136	12	67,855	57,020	—	429	125,452
Issuance of Class A common stock, net of stock issuance costs	5,000	—	50	—	114,719	—	—	—	114,769
Net income	—	—	—	—	—	57,415	—	—	57,415
Pro-rata share of unrealized loss recognized by Bluegreen on sale of retained interests, net of tax	—	—	—	—	—	—	—	(271)	(271)
Issuance of Bluegreen common stock, net of tax	—	—	—	—	(1,784)	—	—	—	(1,784)
Cash dividends paid	—	—	—	—	—	(792)		—	(792)

Balance at December 31, 2004	18,597	1,219	$186	12	180,790	113,643	—	158	294,789
Issuance of restricted common stock	7	—	—	—	220	—	(220)	—	—
Amortization of unearned compensation on restricted stock grants	—	—	—	—	—	—	110	—	110
Net income	—	—	—	—	—	54,911	—	—	54,911
Pro-rata share of unrealized gain recognized by Bluegreen on sale of retained interests, net of tax	—	—	—	—	—	—	—	1,487	1,487
Issuance of Bluegreen common stock, net of tax	—	—	—	—	74	—	—	—	74
Cash dividends paid	—	—	—	—	—	(1,585)		—	(1,585)

Balance at December 31, 2005	18,604	1,219	$186	12	181,084	166,969	(110)	1,645	349,786
Issuance of restricted common stock	5	—	—	—	—	—	—	—	—
Reversal of unamortized stock compensation related to restricted stock upon adoption of FAS 123 (R)	—	—	—	—	(110)	—	110	—	—
Share based compensation related to stock options and restricted stock					3,250				3,250
Net loss	—	—	—	—	—	(9,164)	—	—	(9,164)
Pro-rata share of unrealized gain recognized by Bluegreen on sale of retained interests, net of tax	—	—	—	—	—	—	—	776	776
Issuance of Bluegreen common stock, net of tax	—	—	—	—	177	—	—	—	177
Cash dividends paid	—	—	—	—	—	(1,586)	—	—	(1,586)

Balance at December 31, 2006	18,609	1,219	$186	12	184,401	156,219	—	2,421	343,239

See accompanying notes to consolidated financial statements.

Levitt Corporation
Consolidated Statements of Cash Flows
For each of the years in the three year period ended December 31, 2006
(In thousands)

	2006	2005	2004
Operating activities:
Net (loss) income	$(9,164)	54,911	57,415
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	3,703	1,681	753
Change in deferred income taxes	(14,263)	4,202	3,195
Earnings from Bluegreen Corporation	(9,684)	(12,714)	(13,068)
Earnings from unconsolidated trusts	(178)	(95)	—
Loss (earnings) from real estate joint ventures	417	(69)	(6,050)
Share-based compensation expense related to stock options and restricted stock	3,250	—	—
Gain on sale of property and equipment	(1,329)	—	—
Write off of property and equipment	245	—	—
Impairment of inventory and long lived assets	38,083	—	—
Changes in operating assets and liabilities:
Restricted cash	421	199	1,367
Inventory of real estate	(255,968)	(199,598)	(136,552)
Notes receivable	(1,640)	(764)	—
Other assets	5,174	2,413	(2,152)
Customer deposits	(8,990)	8,664	(9,112)
Accounts payable, accrued expenses and other liabilities	9,824	8,633	25,318

Net cash used in operating activities	(240,099)	(132,537)	(78,886)

Investing activities:
Investment in real estate joint ventures	(469)	(50)	(127)
Distributions from real estate joint ventures	576	365	9,744
Partial sale of joint venture interest	—	—	340
Investments in unconsolidated trusts	(928)	(1,624)	—
Distributions from unconsolidated trusts	178	82	—
Purchase of Bowden Building Corporation, net of cash received	—	—	(6,109)
Proceeds from sale of property and equipment	1,943	—	—
Capital expenditures	(29,476)	(12,857)	(26,790)

Net cash used in investing activities	(28,176)	(14,084)	(22,942)

Financing activities:
Proceeds from notes and mortgage notes payable	379,732	381,345	317,988
Proceeds from notes and mortgage notes payable to affiliates	—	9,767	33,135
Proceeds from junior subordinated debentures	30,928	54,124	—
Repayment of notes and mortgage notes payable	(202,704)	(249,327)	(224,733)
Repayment of notes and mortgage notes payable to affiliates	(223)	(56,165)	(48,132)
Repayment of development bonds payable	—	—	(850)
Payments for debt issuance costs	(3,043)	(3,498)	—
Payments for stock issue costs	—	—	(7,731)
Proceeds from issuance of common stock	—	—	122,500
Cash dividends paid	(1,586)	(1,585)	(792)

Net cash provided by financing activities	203,104	134,661	191,385

(Decrease) increase in cash and cash equivalents	(65,171)	(11,960)	89,557
Cash and cash equivalents at the beginning of period	113,562	125,522	35,965

Cash and cash equivalents at end of period	$48,391	113,562	125,522

See accompanying notes to consolidated financial statements.

Levitt Corporation
Consolidated Statements of Cash Flows
For each of the years in the three year period ended December 31, 2006
(In thousands)

	2006	2005	2004
Supplemental cash flow information
Interest paid on borrowings, net of amounts capitalized	$963	(1,285)	153
Income taxes paid	17,140	19,214	29,479

Supplemental disclosure of non-cash operating, investing and financing activities:
Change in shareholders’ equity resulting from the change in other comprehensive gain (loss), net of taxes	$776	1,487	(271)

Change in shareholders’ equity from the net effect of Bluegreen’s capital transactions, net of taxes	177	74	(1,784)

Decrease in inventory from reclassification to property and equipment	8,412	1,809	—

Increase in joint venture investment resulting from unrealized gain on non-monetary exchange	—	—	409

Fair value of assets acquired from acquisition of Bowden Building Corporation, net of cash acquired of $1,335	—	—	26,463

Fair value of liabilities assumed from acquisition of Bowden Building Corporation	—	—	20,354
See accompanying notes to consolidated financial statements.

Levitt Corporation
Notes to Consolidated Financial Statements
1.	Organization and Summary of Significant Accounting Policies
Organization and Business
     Levitt Corporation (including its subsidiaries, the “Company”) engages in real estate activities through its Homebuilding and Land Divisions, and Other Operations. The Homebuilding Division operates through Levitt and Sons, LLC (“Levitt and Sons”), which primarily develops single and multi-family home and townhome communities specializing in both active adult and family communities in Florida, Georgia, Tennessee and South Carolina. The Land Division consists of the operations of Core Communities, LLC (“Core Communities”), which develops master-planned communities. Other Operations includes Levitt Commercial, LLC (“Levitt Commercial”), a developer of industrial properties; investments in real estate and real estate joint ventures; and an equity investment in Bluegreen Corporation (“Bluegreen”), a New York Stock Exchange-listed company engaged in the acquisition, development, marketing and sale of vacation ownership interests in primarily “drive-to” resorts, as well as residential home sites located around golf courses and other amenities.
Consolidation Policy
     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. In addition, see accounting policy related to Investments in Unconsolidated Subsidiaries. All significant inter-company transactions have been eliminated in consolidation. Certain items in prior period financial statements have been reclassified to conform to the current presentation.
Use of Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates. Material estimates relate to revenue recognition on percent complete projects, reserves and accruals, impairment of assets, determination of the valuation of real estate and estimated costs to complete construction, litigation and contingencies and the amount of the deferred tax asset valuation allowance. The Company bases estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.
Cash Equivalents
     Cash equivalents include liquid investments with original maturities of three months or less.
Restricted Cash
     Cash and interest bearing deposits are segregated into restricted accounts for specific uses in accordance with the terms of certain land sale contracts, home sales and other sales agreements. Restricted funds may be utilized in accordance with the terms of the applicable governing documents. The majority of restricted funds are controlled by third-party escrow fiduciaries.
Inventory of Real Estate
     Inventory of real estate includes land, land development costs, interest and other construction costs and is stated at accumulated cost or, when circumstances indicate that the inventory is impaired, at estimated fair value. Due to the large acreage of certain land holdings and the nature of the project development life cycles, disposition in the normal course of business is expected to extend over a number of years.
     Land and indirect land development costs are allocated to various parcels or housing units using either specific identification or apportioned based upon the relative sales value, unit or area methods. Direct construction costs are assigned to housing units based on specific identification. Construction costs primarily include direct construction costs and capitalized field overhead. Other costs are comprised of tangible selling costs, prepaid local government fees and capitalized real estate taxes. Selling costs are capitalized by communities and represent costs incurred throughout the selling period to aid in the sale of housing units, such as model furnishings and decorations, sales office furnishings and facilities, exhibits, displays and signage. These tangible selling costs are capitalized and expensed to cost of sales of the benefited home sales. Start-up costs and other selling costs are expensed as incurred.
     The expected future costs of development are analyzed at least annually or when current events indicating a change may be warranted to determine the appropriate allocation factors to charge to the remaining inventory as cost of sales or as an adjustment to cost of sales.
     The Company reviews real estate inventory for impairment on a project-by-project basis in accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144) at least annually or when current events indicating a change may be warranted. In analyzing potential impairment, the Company uses projections of future undiscounted cash flows from the inventory. These projections are based on views of future sales prices, cost of sales levels and absorption. The Company believes that estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value.
Investments in Unconsolidated Subsidiaries
     The Company follows the equity method of accounting to record its interests in subsidiaries in which it does not own the majority of the voting stock and to record its investment in variable interest entities in which it is not the primary beneficiary. These entities consist of Bluegreen Corporation, joint ventures and statutory business trusts. The statutory business trusts are variable interest entities in which the Company is not the primary beneficiary. Under the equity method, the initial investment in a joint venture is recorded at cost and is subsequently adjusted to recognize the Company’s share of the joint venture’s earnings or losses. Distributions received reduce the carrying amount of the investment. The Company evaluates our investments in unconsolidated entities for impairment during each reporting period in accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”. These investments are evaluated annually or as events or circumstances warrant for other than temporary declines in value. Evidence of other than temporary declines includes the inability of the joint venture or investee to sustain an earnings capacity that would justify the carrying amount of the investment and consistent joint venture operating losses. The evaluation is based on available information including condition of the property and current and anticipated real estate market conditions.
Homesite Contracts and Consolidation of Variable Interest Entities
     In December 2003, FASB Interpretation No. 46(R) (‘FIN No. 46(R)’) was issued by the FASB to clarify the application of ARB No. 51 to certain Variable Interest Entities (“VIEs”), in which equity investors do not have the characteristics of a controlling interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Pursuant to FIN No. 46(R), an enterprise that absorbs a majority of the VIE’s expected losses, receives a majority of the VIE’s expected residual returns, or both, is determined to be the primary beneficiary of the VIE and must consolidate the entity.
     In the ordinary course of business the Company enters into contracts to purchase homesites and land held for development. Option contracts allow the Company to control significant homesite positions with minimal capital investment and substantially reduce the risks associated with land ownership and development. The liability for nonperformance under such contracts is typically only the required deposits, and are usually less than 20% of the underlying purchase price. The Company does not have legal title to these assets. However, if certain conditions are met, under the requirements of FIN No. 46(R) the Company’s land contracts may create a variable interest, with the Company being identified as the primary beneficiary. If these certain conditions are met, FIN No. 46(R) requires us to consolidate the assets (homesites) at their fair value. At December 31, 2006 there were no assets under these contracts consolidated in the Company’s financial statements.
Capitalized Interest
     Interest incurred relating to land under development and construction is capitalized to real estate inventories during the active development period. Interest is capitalized as a component of inventory at the effective rates paid on borrowings during the pre-construction and planning stage and the periods that projects are under development. Capitalization of interest is discontinued if development ceases at a project. Interest is amortized to cost of sales on the relative sales value method as related homes and land are sold.
     The following table is a summary of interest incurred on notes and mortgage notes payable and the amounts capitalized (in thousands):

	For the year ended December 31,
	2006	2005	2004
Interest incurred to non-affiliates	$41,999	18,372	8,725
Interest incurred to affiliates	3	892	2,374
Interest capitalized	(42,002)	(19,264)	(10,840)

Interest expense, net	$—	—	259

Interest included in cost of sales	$15,358	8,959	9,872

Property and Equipment
     Property and equipment is stated at cost and consists primarily of office buildings and land, furniture and fixtures, equipment and water treatment and irrigation facilities. Repair and maintenance costs are expensed as incurred. Depreciation is primarily computed on the straight-line method over the estimated useful lives of the assets which generally range up to 39 years for buildings and 10 years for equipment. Leasehold improvements are amortized using the straight-line method over the shorter of the terms of the related leases or the useful lives of the assets. In cases where the Company determines that land and the related development costs are to be used as fixed assets, these costs are transferred from inventory of real estate to property and equipment. For fixed assets that are under construction, interest associated with these assets is capitalized as incurred and will be relieved to expense through depreciation once the asset is put into use.
Revenue Recognition
     Revenue and all related costs and expenses from house and land sales are recognized at the time that closing has occurred, when title and possession of the property and the risks and rewards of ownership transfer to the buyer, and if the Company does not have a substantial continuing involvement in accordance with SFAS No. 66, “Accounting for Sales of Real Estate”. In order to properly match revenues with expenses, the Company estimates construction and land development costs incurred but not paid at the time of closing. Estimated costs to complete are determined for each closed home and land sale based upon historical data with respect to similar product types and geographical areas. The Company monitors the accuracy of estimates by comparing actual costs incurred subsequent to closing to the estimate made at the time of closing and make modifications to the estimates based on these comparisons.
     Revenue recognition for certain land sales are recognized on the percentage-of-completion method where land sales take place prior to all contracted work being completed. Pursuant to the requirements of

SFAS 66, if the seller has some continuing involvement with the property and does not transfer substantially all of the risks and rewards of ownership, profit shall be recognized by a method determined by the nature and extent of the seller’s continuing involvement. In the case of land sales, this involvement typically consists of final development. The Company recognizes revenue and related costs as work progresses using the percentage of completion method, which relies on contract revenue and estimates of total expected costs to complete required work. Revenue is recognized in proportion to the percentage of total costs incurred in relation to estimated total costs at the time of sale. Actual revenues and costs to complete construction in the future could differ from current estimates. If the estimates of development costs remaining to be completed are significantly different from actual amounts, then the revenues, related cumulative profits and costs of sales may be revised in the period that estimates change.
     Effective January 1, 2006, Bluegreen adopted AICPA Statement of Position 04-02 Accounting for Real Estate Time-Sharing Transactions (“SOP 04-02”). This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-02. The adoption of SOP 04-02 resulted in a one-time, non-cash, cumulative effect of change in accounting principle charge of $4.5 million to Bluegreen for the year ended December 31, 2006, and accordingly reduced the earnings in Bluegreen recorded by the Company by approximately $1.4 million for the same period.
     Other revenues consist primarily of rental property income, marketing revenues, irrigation service fees, and title and mortgage revenue. Irrigation service connection fees are deferred and recognized systematically over the expected period of performance. Irrigation usage fees are recognized when billed as the service is performed. Title and mortgage operations include agency and other fees received for processing of title insurance policies and mortgage loans. Revenues from title and mortgage operations are recognized when the transfer of the corresponding property or mortgages to third parties has been consummated.
     Other income consists primarily of interest income, forfeited deposits and other miscellaneous income.
Goodwill
     Goodwill acquired in a purchase business combination and determined to have an indefinite useful life is not amortized, but instead tested for impairment at least annually in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). The Company conducts on at least an annual basis, a review of the goodwill to determine whether the carrying value of goodwill exceeds the fair market value using a discounted cash flow methodology. Should this be the case, the value of goodwill may be impaired and written down. In the year ended December 31, 2006, the Company conducted an impairment review of the goodwill related to the Tennessee operations acquired in connection with our acquisition of Bowden Building Corporation in 2004. The profitability and estimated cash flows of this reporting entity were determined in the second quarter of 2006 to have declined to a point where the carrying value of the assets exceeded their market value. The Company used a discounted cash flow methodology to determine the amount of impairment resulting in completely writing off goodwill of approximately $1.3 million in the year ended December 31, 2006. The write-off is included in other expenses in the consolidated statements of operations.
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
(Loss) Earnings per Share
     The Company has two classes of common stock. Class A common stock is listed on the New York Stock Exchange, and 18,609,024 shares at December 31, 2006 are issued and outstanding. The Company also has Class B common stock which is held exclusively by BFC Financial Corporation, the Company’s controlling shareholder. As of December 31, 2006, BFC Financial Corporation owned 1,219,031 shares of the Company’s Class B common stock.
     While the Company has two classes of common stock outstanding, the two-class method is not presented because the Company’s capital structure does not provide for different dividend rates or other preferences, other than voting and conversion rights, between the two classes. Basic (loss) earnings per common share is computed by dividing net (loss) income by the weighted average number of common shares outstanding for the period. Diluted (loss) earnings per share is computed in the same manner as basic (loss) earnings per share, but it also gives consideration to (a) the dilutive effect of the Company’s stock options and restricted stock using the treasury stock method and (b) the pro rata impact of Bluegreen’s dilutive securities (stock options and convertible securities) on the amount of Bluegreen’s earnings that the Company recognizes.
New Accounting Pronouncements

     In June 2006, the FASB issued FIN No. 48 (“Accounting for Uncertainty in Income Taxes – an interpretation of FASB No. 109”.) FIN 48 provides guidance for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. FIN 48 substantially changes the accounting policy for uncertain tax positions and is likely to cause greater volatility in our provision for income taxes. The interpretation also revises disclosure requirements including a tabular roll-forward of unrecognized tax benefits. The interpretation is effective as of January 1, 2007 and the Company does not expect a material adjustment upon adoption of this interpretation.
     In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 which established an approach to quantify errors in financial statements. The SEC’s new approach to quantifying errors in the financial statements is called the dual-approach. This approach quantifies the errors under two common approaches requiring the registrant to adjust its financial statements when either approach results in a material error after considering all quantitative and qualitative factors. Adoption of this bulletin did not affect the Company’s financial condition or results of operations.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (our fiscal year beginning January 1, 2008), and interim periods within those fiscal years. The Company is currently reviewing the effect of this Statement and does not expect the adoption to have an effect on the financial condition or results of operations of the Company.
     In November 2006, the FASB issued Emerging Issues Task Force Issue No. 06-8, Applicability of the Assessment of a Buyers Continuing Investment under FASB Statement No. 66, Accounting for Sales of Real Estate, for Sales of Condominiums, (“EITF 06-8”). EITF 06-8 establishes that a company should evaluate the adequacy of the buyer’s continuing investment in determining whether to recognize profit under the percentage-of-completion method. EITF 06-8 is effective for the first annual reporting period beginning after March 15, 2007 (our fiscal year beginning December 1, 2007). The effect of this EITF is not expected to be material to the Company’s consolidated financial statements.
2.	(Loss) Earnings per Share
     Basic (loss) earnings per common share is computed by dividing (loss) earnings attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted (loss) earnings per common share is computed in the same manner as basic earnings per share, but it also gives consideration to (a) the dilutive effect of the Company’s stock options and restricted stock using the treasury stock method and (b) the pro rata impact of Bluegreen’s dilutive securities (stock options and convertible securities) on the amount of Bluegreen’s earnings that the Company recognizes. For the year ended December 31, 2006, common stock equivalents related to the Company’s stock options and unvested restricted stock amounted to 6,095 shares and were not considered because their effect would have been antidilutive. In addition for the years ended December 31, 2006, 2005 and 2004, 1,897,944, 1,311,951 and 725,168 shares of common stock equivalents, respectively, at various prices were not included in the computation of diluted (loss) earnings per common share because the exercise prices were greater than the average market price of the common shares and, therefore, their effect would be antidilutive.
     The following table presents the computation of basic and diluted (loss) earnings per common share (in thousands, except for per share data):

	For the Year Ended December 31,
	2006	2005	2004
Numerator:
Basic (loss) earnings per common share:
Net (loss) income – basic	$(9,164)	54,911	57,415

Diluted (loss) earnings per common share:
Net (loss) income – basic	$(9,164)	54,911	57,415
Pro rata share of the net effect of Bluegreen dilutive securities	(100)	(251)	(882)

Net (loss) income – diluted	$(9,264)	54,660	56,533

Denominator:
Basic average shares outstanding	19,823	19,817	18,518
Net effect of stock options assumed to be exercised	—	112	82

Diluted average shares outstanding	19,823	19,929	18,600

(Loss) earnings per common share:
Basic	$(0.46)	2.77	3.10
Diluted	$(0.47)	2.74	3.04
3.	Dividends
     Cash dividends declared by the Company’s Board of Directors are summarized as follows:

		Classes of	Dividend
Declaration Date	Record Date	Common Stock	per share	Payment Date
July 26, 2004	August 9, 2004	Class A, Class B	$0.02	August 16, 2004
October 25, 2004	November 8, 2004	Class A, Class B	$0.02	November 15, 2004
January 24, 2005	February 8, 2005	Class A, Class B	$0.02	February 15, 2005
April 25, 2005	May 9, 2005	Class A, Class B	$0.02	May 16, 2005
July 25, 2005	August 11, 2005	Class A, Class B	$0.02	August 18, 2005
November 7, 2005	November 17, 2005	Class A, Class B	$0.02	November 23, 2005
January 24, 2006	February 8, 2006	Class A, Class B	$0.02	February 15, 2006
April 26, 2006	May 8, 2006	Class A, Class B	$0.02	May 15, 2006
August 1, 2006	August 11, 2006	Class A, Class B	$0.02	August 18, 2006
October 23, 2006	November 10, 2006	Class A, Class B	$0.02	November 17, 2006
January 22, 2007	February 9, 2007	Class A, Class B	$0.02	February 16, 2007
     The Company has not adopted a policy of regular dividend payments. The payment of dividends in the future is subject to approval by the Board of Directors and will depend upon, among other factors, the Company’s results of operations and financial condition.
4.	Stock Based Compensation
     On May 11, 2004, the Company’s shareholders approved the 2003 Levitt Corporation Stock Incentive Plan (“Plan”). In March 2006, subject to shareholder approval, the Board of Directors of the Company approved the amendment and restatement of the Company’s 2003 Stock Incentive Plan to increase the maximum number of shares of the Company’s Class A Common Stock, $0.01 par value, that may be issued for restricted stock awards and upon the exercise of options under the plan from 1,500,000 to 3,000,000 shares. The Company’s shareholders approved the Amended and Restated 2003 Stock Incentive Plan on May 16, 2006.
     The maximum term of options granted under the Plan is 10 years. The vesting period for each grant is established by the Compensation Committee of the Board of Directors and for employees is generally five years utilizing cliff vesting and for directors the option awards are immediately vested. Option awards issued to date become exercisable based solely on fulfilling a service condition. Since the inception of the Plan there have been no expired stock options.

     In January 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“FAS 123R”). The Company adopted FAS 123R using the modified prospective method which requires the Company to record compensation expense over the vesting period for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remained outstanding at the date of adoption. This Statement requires companies to expense the estimated fair value of stock options and similar equity instruments issued to employees over the vesting period in their statements of operations. FAS 123R eliminates the alternative to use the intrinsic method of accounting provided for in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), which generally resulted in no compensation expense recorded in the financial statements related to the granting of stock options to employees if certain conditions were met.
     Amounts for periods prior to January 1, 2006 presented herein have not been restated to reflect the adoption of FAS 123R. The proforma effect for the years ended December 31, 2005 and 2004 are as follows and has been disclosed to be consistent with prior accounting rules (in thousands, except per share data):

	Year Ended	Year Ended
	December 31,	December 31,
	2005	2004

Pro forma net income:
Net income, as reported	$54,911	57,415
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related income tax effect	(1,416)	(1,171)

Pro forma net income	$53,495	56,244

Basic earnings per share:
As reported	$2.77	3.10
Pro forma	$2.70	3.04

Diluted earnings per share:
As reported	$2.74	3.04
Pro forma	$2.68	2.99
     The fair values of options granted are estimated on the date of their grant using the Black-Scholes option pricing model based on certain assumptions. The fair value of the Company’s stock option awards, which are primarily subject to five year cliff vesting, is expensed over the vesting life of the stock options under the straight-line method.
     The fair value of each option granted was estimated using the following assumptions:

Years ended
	Year ended	December 31, 2005
	December 31, 2006	and 2004

Expected volatility	37.37%-39.80%	37.99%-50.35%
Expected dividend yield	0.39%-0.61%	0.00%-0.33%
Risk-free interest rate	4.57%-5.06%	4.02%-4.40%
Expected life	5-7.5 years	7.5 years
Forfeiture rate – executives	5%	—
Forfeiture rate – non-executives	10%	—

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
     Non-cash stock compensation expense for the year ended December 31, 2006 related to unvested stock options amounted to $3.1 million, with an expected or estimated income tax benefit of $849,000. The impact of adopting SFAS No. 123R on diluted earnings per share year ended December 31, 2006 was $0.16 per share. At December 31, 2006, the Company had approximately $10.2 million of unrecognized stock compensation expense related to outstanding stock option awards which is expected to be recognized over a weighted-average period of 3.5 years.
     Stock option activity under the Plan for the year ended December 31, 2006 was as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number	Exercise	Contractual	Value
	of Options	Price	Term	(thousands)
Options outstanding at December 31, 2005	1,305,176	$25.59		$—
Granted	759,655	13.53		—
Exercised	—	—		—
Forfeited	172,650	25.79		—

Options outstanding at December 31, 2006	1,892,181	$20.73	8.33 years	$—

Vested & expected to vest in the future at December 31, 2006	1,558,860	$20.73	8.34 years	$—

Options exercisable at December 31, 2006	99,281	$19.56	8.28 years	$—

Stock available for equity compensation grants at December 31, 2006	1,107,819
A summary of the Company’s non-vested shares activity for the years ended December 31, 2005 and 2006 was as follows:

			Weighted
		Weighted	Average	Aggregate
		Average Grant	Remaining	Intrinsic
		Date	Contractual	Value (in
	Shares	Fair Value	Term	thousands)
Non-vested at December 31, 2005	1,250,000	$13.44		—
Grants	759,655	6.44		—
Vested	44,105	6.33		—
Forfeited	172,650	12.98		—

Non-vested at December 31, 2006	1,792,900	$10.70	8.28 years	$—

The following table summarizes information about stock options outstanding as of December 31, 2006:

	Options Outstanding		Options Exercisable
	Number of	Remaining
Range of	Stock	Contractual
Exercise Price	Options	Life	Options	Exercise Price
$9.64-$12.85	15,000	9.85	—	—
$12.86-$16.07	658,300	9.46	—	—
$16.08-$19.28	51,605	9.50	44,105	$16.09
$19.29-$22.49	612,100	7.11	45,000	$20.15
$22.50-$25.70	70,750	6.89	—	—
$25.71-$32.13	484,426	8.39	10,176	$31.95

	1,892,181	8.33	99,281	$9.56

     The Company also grants restricted stock, which is valued based on the market price of the common stock on the date of grant. Compensation expense arising from restricted stock grants is recognized using the straight-line method over the vesting period. Unearned compensation for restricted stock is a reduction of shareholders’ equity in the consolidated statements of financial condition. During the year ended December 31, 2004, the Company granted no restricted stock. During the year ended December 31, 2005, the Company granted 6,887 restricted shares of Class A common stock to non-employee directors under the Plan, having a market price on date of grant of $31.95. During the year ended December 31, 2006, the Company granted 4,971 restricted shares of Class A common stock to non-employee directors under the Plan, having a market price on date of grant of $16.09. The restricted stock vests monthly over a 12 month period. Non-cash stock compensation expense for the year ended December 31, 2006 and 2005 related to restricted stock awards amounted to $150,000 and $110,000, respectively.
     Total non- cash stock compensation expense related to stock options and restricted stock awards for the years ended December 31, 2006 and 2005 amounted to $3.3 million and $110,000, respectively. Stock compensation expense is included in selling, general and administrative expenses in the audited consolidated statements of operations.
5.	Notes Receivable
     Notes receivable, which is included in other assets, amounted to $6.9 million and $5.2 million as of December 31, 2006 and 2005, respectively which represent purchase money notes due from third parties resulting from various land sales at Core Communities. The weighted average interest rate of the notes outstanding was 6.74% and 5.19% as of December 31, 2006 and 2005, respectively, and the notes are due at various dates through March 2022. During the first quarter of 2007, approximately $4.1 million in notes receivable maturing in 2022 was paid in full. The remaining notes receivable balances are short term in nature and will be paid in 2007.
6.	Impairment of Goodwill
     SFAS No. 142 requires that goodwill be reviewed for impairment at least annually. In 2005 no impairment charges were required as a result of this review. During the second quarter of 2006, the

Company performed its annual review of goodwill for impairment. Under SFAS No. 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value as determined using a discounted cash flow methodology. The Homebuilding Division completely wrote off the $1.3 million of goodwill recorded in connection with the acquisition of the Tennessee operations which was recorded in other assets. The profitability and estimated cash flows of the reporting entity declined to a point where the carrying value of the assets exceeded their market value resulting in a write-off of goodwill. This write-off is included in other expenses in the audited consolidated statements of operations for the year ended December 31, 2006.
7.	Inventory of Real Estate
     At December 31, 2006 and 2005, inventory of real estate is summarized as follows (in thousands):

	December 31,
	2006	2005
Land and land development costs	$566,459	457,826
Construction cost	172,682	112,566
Capitalized interest	47,752	21,108
Other costs	35,147	19,760

	$822,040	611,260

     The Company reviews long-lived assets, consisting primarily of inventory of real estate, for impairment whenever events or changes in circumstances indicate that the carrying value may not be realizable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the assets carrying amount to determine if an impairment of such asset is necessary. The effect of any impairment would be to expense the difference between the fair value of such asset and its carrying value. In 2004 and 2005, fair market value was based on the sales prices of similar real estate inventory and the reviews resulted in no impairment.
     The Homebuilding Division has experienced lower than expected margins during the last six months of 2006 and is also experiencing a downward trend in the number of net orders. In the second quarter of 2006, the Company recorded inventory impairment charges related to the Tennessee operations. The Tennessee operations have delivered lower than expected margins. In the second quarter of 2006, key management personnel left the Company and it faced increased start-up costs in the Nashville market. The Company also experienced a downward trend in home deliveries in the Tennessee operations during the second quarter and as a result of these factors, an impairment charge was recorded in the amount of approximately $4.7 million. In the fourth quarter of 2006, we recorded additional impairments in Florida and Tennessee due to the continued downward trend in these homebuilding markets. During the year ended December 31, 2006, the Company recorded $36.8 million of impairment charges which included $34.3 million of homebuilding inventory impairment charges and $2.5 million of write-offs of deposits and pre-acquisition costs related to land under option that the Company does not intend to purchase. Projections of future cash flows were discounted and used to determine the estimated impairment charge.
8.	Property and Equipment
     Property and equipment at December 31, 2006 and 2005 is summarized as follows (in thousands):

		December 31,
	Depreciable Life	2006	2005
Land, buildings	30 years	$61,882	34,848
Water and irrigation facilities	30 years	6,588	7,150
Furniture and fixtures and equipment	3-10 years	16,321	6,578

		84,791	48,576
Accumulated depreciation		(6,116)	(4,326)

Property and equipment, net		$78,675	44,250

     Depreciation expense was $2.6 million, $1.6 million and $748,000 for the years ended December 31, 2006, 2005 and 2004, respectively, and is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.
     Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value amount may not be realizable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the assets carrying value to determine if an impairment of such asset is necessary. The effect of any impairment would be to expense the difference between the fair value of such asset and its carrying value. For the three year period ending December 31, 2006, fair market value was based on disposals of similar assets and the review resulted in no impairment.
9.	Investment in Bluegreen Corporation
     The Company owns approximately 9.5 million shares of the common stock of Bluegreen Corporation representing approximately 31% of Bluegreen’s outstanding common stock. The Company accounts for its investment in Bluegreen under the equity method of accounting. The cost of the Bluegreen investment is adjusted to recognize the Company’s interest in Bluegreen’s earnings or losses. The difference between a) the Company’s ownership percentage in Bluegreen multiplied by its earnings and b) the amount of the Company’s equity in earnings of Bluegreen as reflected in the financial statements relates to the amortization or accretion of purchase accounting adjustments made at the time of the acquisition of Bluegreen’s stock and to the cumulative adjustment discussed below. Bluegreen issued approximately 4.1 million shares of common stock during 2004 in connection with the call for redemption of $34.1 million of its 8.25% Convertible Subordinated Debentures (the “Debentures”). In addition, during the year ended December 31, 2004, approximately 1.2 million shares of Bluegreen common stock were issued upon the exercise of stock options. The issuance of these approximately 5.3 million shares reduced the Company’s ownership interest in Bluegreen from 38% to 31%. The Company’s investment in Bluegreen was reduced by approximately $2.9 million primarily to reflect the dilutive effect of these transactions.
     In connection with the securitization of certain of its receivables in December 2005, Bluegreen undertook a review of the prior accounting treatment and determined that it would restate its consolidated financial statements for the first three quarters of fiscal 2005 and the fiscal years ended December 31, 2003 and 2004 due to certain misapplications of GAAP in the accounting for sales of Bluegreen’s vacation ownership notes receivable and other related matters. The Company recorded the cumulative effect of the restatement in the year ended December 31, 2005. This cumulative adjustment was recorded as a $2.4 million reduction of the Company’s earnings from Bluegreen and a $1.1 million increase in our pro-rata share of unrealized gains recognized by Bluegreen. These adjustments resulted in a $1.3 million reduction in the investment in Bluegreen.
     Effective January 1, 2006, Bluegreen adopted Statement of Position 04-02 Accounting for Real Estate Time-Sharing Transactions (“SOP 04-02”), which resulted in a one-time, non-cash, cumulative effect of change in accounting principle charge of $4.5 million to Bluegreen for the year ended December 31, 2006 and reduced the earnings in Bluegreen recorded by the Company by approximately $1.4 million, or $.04 earnings per share, for the same period.

     Bluegreen’s condensed consolidated financial statements are presented below (in thousands):
Condensed Consolidated Balance Sheet
(In thousands)

	December 31,
	2006	2005
Total assets	$854,212	694,243

Total liabilities	486,487	371,069
Minority interest	14,702	9,508
Total shareholders’ equity	353,023	313,666

Total liabilities and shareholders’ equity	$854,212	694,243

Condensed Consolidated Statements of Income
(In thousands)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2006	2005	2004

Revenues and other income	$673,373	684,156	630,728
Cost and other expenses	610,882	603,624	557,462

Income before minority interest and provision for income taxes	62,491	80,532	73,266
Minority interest	7,319	4,839	4,065

Income before provision for income taxes	55,172	75,693	69,201
Provision for income taxes	(20,861)	(29,142)	(26,642)

Income before cumulative effect of change in accounting principle	34,311	46,551	42,559
Cumulative effect of change in accounting principle, net of tax	(5,678)	—	—
Minority interest in cumulative effect of change in accounting principle	1,184	—	—

Net income	$29,817	46,551	42,559

10.	Accounts Payable, Accrued Liabilities and Other
     Accounts payable, accrued liabilities and other at December 31, 2006 and 2005 are summarized as follows (in thousands):

	December 31,
	2006	2005
Trade and retention payables	$34,758	28,119
Accrued compensation	7,399	13,254
Accrued construction obligations	21,299	10,855
Deferred revenue	12,255	8,863
Accrued hurricane reserve	—	192
Accrued litigation reserve	320	225
Other liabilities	9,092	5,144

	$85,123	66,652

11. Notes and Mortgage Notes Payable
     Notes and mortgages payable at December 31, 2006 and 2005 are summarized as follows (in thousands):

	December 31,
	2006	2005	Interest Rate	Maturity Date
Homebuilding Borrowings
Mortgage notes payable (a)	$55,307	114,687	From Prime - 0.50% to Prime + 0.50%	Range from March 2007 to September 2009
Mortgage notes payable to BankAtlantic (a)	—	223	Prime	March 2006
Borrowing base facilities (b)	348,600	143,100	From LIBOR + 2.00% to LIBOR + 2.40%	Range from August 2009 to January 2010
Line of credit (c)	14,000	14,500	Prime	September 2007

	417,907	272,510

Land Borrowings
Land acquisition mortgage notes payable (d)	66,932	48,936	From Fixed 6.88% to LIBOR + 2.80%	Range from June 2011 to October 2019
Construction mortgage notes payable (d)	28,884	13,012	From LIBOR + 1.70% to LIBOR + 2.00%	Range from May 2007 to June 2009
Other borrowings	164	7	Fixed from 5.99% to 7.48%	Range from April 2007 to August 2011

	95,980	61,955

Other Operations Borrowings
Land acquisition and construction mortgage notes payable	1,641	3,875	LIBOR + 2.75%	September 2007
Mortgage notes payable (e)	12,197	12,374	Fixed 5.47%	April 2015
Subordinated investment notes	2,489	3,132	Fixed from 8.00% to 8.75%	Range from December 2006 to February 2008
Promissory note payable	437	—	Fixed 2.44%	July 2009
Levitt Capital Trust I Unsecured junior subordinated debentures (f)	23,196	23,196	From fixed 8.11% to LIBOR + 3.85%	March 2035
Levitt Capital Trust II Unsecured junior subordinated debentures (g)	30,928	30,928	From fixed 8.09% to LIBOR + 3.80%	July 2035
Levitt Capital Trust III Unsecured junior subordinated debentures (h)	15,464	—	From fixed 9.25% to LIBOR + 3.80%	June 2036
Levitt Capital Trust IV Unsecured junior subordinated debentures (i)	15,464	—	From fixed 9.35% to LIBOR + 3.80%	September 2036

	101,816	73,505

Total Notes and Mortgage Notes Payable (j)	$615,703	$407,970

(a)	Levitt and Sons has entered into various loan agreements to provide financing for the acquisition, site improvements and construction of residential units. As of December 31, 2006 and 2005, these loan agreements provided for advances on a revolving loan basis up to a maximum outstanding balance of $79.2 million and $147.2 million, respectively. The loans are collateralized by inventory of real estate with net carrying values aggregating $100.4 million and $168.9 million at December 31, 2006 and 2005, respectively. Certain mortgage notes contain provisions for accelerating the payment of principal as individual homes are sold. Certain notes and mortgage notes also provide that events of default may include a change in ownership, management or executive management.

(b)	In 2005, Levitt and Sons entered into revolving credit facilities with third party lenders for borrowings of up to $210.0 million, subject to borrowing base limitations based on the value and type of collateral provided. During 2006, Levitt and Sons entered into a revolving credit facility and amended certain of the existing credit facilities increasing the amount available for borrowings under these facilities to $450.0 million and amended certain of the initial credit agreement’s definitions. Advances under these facilities bear interest, at

Levitt and Sons’ option; at either (i) the lender’s Prime Rate less 50 basis points or (ii) 30-day LIBOR plus a spread of between 200 and 240 basis points, depending on the facility. Accrued interest is due monthly and these lines mature at various dates ranging from 2009 to 2010. As of December 31, 2006, these facilities provided for advances on a revolving loan basis up to a maximum outstanding balance of $357.7 million. The loans are collateralized by mortgages on respective properties including improvements. The facilities were collateralized by inventory of real estate with net carrying values aggregating $483.6 million at December 31, 2006.

(c)	Levitt and Sons has a credit agreement with a financial institution to provide a $15.0 million line of credit. At December 31, 2006, Levitt and Sons had available credit of $1.0 million and had $14.0 million outstanding. The credit facility currently matures September 2007, and is guaranteed by Levitt Corporation. The guarantee is collateralized by Levitt Corporation’s pledge of its membership interest in Levitt and Sons, LLC. On or before June 30th of each calendar year, the financial institution may at its sole discretion offer the option to extend the term of the loan for a one-year period. The Company has pledged a first priority security interest on the Company’s equity interest in Levitt and Sons to secure the loan.

(d)	Core Communities notes and mortgage notes payable are collateralized by inventory of real estate and property and equipment with net carrying values aggregating $186.7 million and $129.0 million as of December 31, 2006 and 2005, respectively. Included in these balances is a construction loan with a third party executed in 2006 for up to $60.9 million. The loan accrues interest at 30-day LIBOR plus a spread of 170 basis points and is due and payable on June 26, 2009. At December 31, 2006, Core had $14.1 million outstanding on this loan. On January 23, 2007, the loan was amended for the development of a commercial project. The amendment increased the loan amount to $64.3 million, amended the financial ratio and allowed for principal payments on or before the election to extend the loan such that the resized loan amount would comply with financial ratios in the credit agreement. All other material terms of this credit agreement remain unchanged. In September of 2006, Core entered into credit agreements with a financial institution to provide an additional $40.0 million in financing on an existing credit facility increasing the total maximum outstanding balance to $88.9 million. This facility matures in June 2011. As of December 31, 2006, $37.9 million is outstanding, and the entire $51.0 million remaining under the line is currently available for borrowing based on available collateral.

(e)	Levitt Corporation entered into a mortgage note payable agreement with a financial institution in March 2005 to repay the bridge loan used to temporarily fund the Company’s purchase of the office building in Fort Lauderdale. This note payable is collateralized by the office building that the Company currently utilizes as its principal executive offices, which was occupied by the Company in November 2006. The note payable contains a balloon payment provision of approximately $10.4 million at the maturity date in April 2015.

(f)	In March 2005, Levitt Capital Trust I issued $22.5 million of trust preferred securities to third parties and $696,000 of trust common securities to the Company and used the proceeds to purchase an identical amount of junior subordinated debentures from the Company. Interest on these junior subordinated debentures and distributions on these trust preferred securities are payable quarterly in arrears at a fixed rate of 8.11% through March 30, 2010 and thereafter at a floating rate of 3.85% over 3-month London Interbank Offered Rate (“LIBOR”) until the scheduled maturity date of March 30, 2035. The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures at maturity or their earlier redemption. The junior subordinated debentures are redeemable in whole or in part at our option at any time after five years from the issue date or sooner following certain specified events.

(g)	In May 2005, Levitt Capital Trust II issued $30.0 million of trust preferred securities to third parties and $928,000 of trust common securities to the Company and used the proceeds to purchase an identical amount of junior subordinated debentures from the Company. Interest on these junior subordinated debentures and distributions on these trust preferred securities are payable quarterly in arrears at a fixed rate of 8.09% through June 30, 2010 and thereafter at a floating rate of 3.80% over 3-month LIBOR until the scheduled maturity date of June 30, 2035. The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures at maturity or their earlier redemption. The junior subordinated debentures are redeemable in whole or in part at our option at any time after five years from the issue date or sooner following certain specified events.

(h)	In June 2006, Levitt Capital Trust III issued $15.0 million of trust preferred securities to third parties and $464,000 of trust common securities to the Company and used the proceeds to purchase an identical amount of junior subordinated debentures from the Company. Interest on these junior subordinated debentures and distributions on these trust preferred securities are payable quarterly in arrears at a fixed rate of 9.25%

through June 30, 2011 and thereafter at a floating rate of 3.80% over 3-month LIBOR until the scheduled maturity date of June 30, 2036. The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures at maturity or their earlier redemption. The junior subordinated debentures are redeemable in whole or in part at our option at any time after five years from the issue date or sooner following certain specified events.

(i)	In July 2006, Levitt Capital Trust IV issued $15.0 million of trust preferred securities to third parties and $464,000 of trust common securities to the Company and used the proceeds to purchase an identical amount of junior subordinated debentures from the Company. Interest on these junior subordinated debentures and distributions on these trust preferred securities are payable quarterly in arrears at a fixed rate of 9.35% through September 30, 2011 and thereafter at a floating rate of 3.80% over 3-month LIBOR until the scheduled maturity date of September 30, 2036. The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures at maturity or their earlier redemption. The junior subordinated debentures are redeemable in whole or in part at our option at any time after five years from the issue date or sooner following certain specified events.

(j)	At December 31, 2006, 2005 and 2004 the Prime Rate as reported by the Wall Street Journal was 8.25%, 7.25% and 5.25%, respectively, and the three-month LIBOR Rate was 5.36%, 4.53% and 2.56%, respectively.
          Some of the Company’s subsidiaries have borrowings which contain covenants that, among other things, require the subsidiary to maintain financial ratios and a minimum net worth. These requirements may limit the amount of debt that the subsidiaries can incur in the future and restrict the payment of dividends from subsidiaries to the Company. At December 31, 2006, the Company was in compliance with all loan agreement financial requirements and covenants.
          At December 31, 2006, the aggregate required scheduled principal payment of indebtedness in each of the next five years is approximately as follows (in thousands):

December 31,
Year ended December 31,	2006

2007	$46,016
2008	25,931
2009	278,410
2010	100,568
2011	46,138
Thereafter	118,640

$615,703

     In addition to the above scheduled payments, certain of the Company’s borrowings require repayments of specified amounts upon a sale of portions of the property securing the debt.
     On February 28, 2007, Core Communities of South Carolina, LLC a wholly owned subsidiary of Core Communities, LLC, our wholly owned subsidiary, entered into a $50 million revolving credit facility for construction financing for the development of the Tradition South Carolina master planned community. The facility is due and payable on February 28, 2009 and is subject to a one year extension upon compliance with the conditions set forth in the agreement. The loan is secured by 1,829 gross acres of land and the related improvements, easements as well as assignments of rents and leases. A payment guarantee for the loan amount was provided by Core Communities, LLC. The loan accrues interest at the bank’s Prime Rate and is payable monthly. The loan documents include customary conditions to funding, collateral release and acceleration provisions and financial, affirmative and negative covenants.
     12. Development Bonds Payable
          In connection with the development of certain projects, community development or improvement districts have been established and may utilize tax-exempt bond financing to fund construction or acquisition of certain on-site and off-site infrastructure improvements near or at these communities. The obligation to pay principal and interest on the bonds issued by the districts is assigned to each parcel within the district, and a priority assessment lien may be placed on benefited parcels to provide security for the debt service. The bonds, including interest and redemption premiums, if any, and the associated priority lien on the property are typically payable, secured and satisfied by revenues, fees, or assessments levied on the property benefited. The Company pays a portion of the revenues, fees, and assessments levied by the districts on the properties the Company still owns that are benefited by the improvements. The Company may also agree to pay down a specified portion of the bonds at the time of each unit or parcel closing. These costs are capitalized to inventory during the development period and recognized as cost of sales when the properties are sold.
          The amount of community development district and improvement district bond obligations issued and outstanding with respect to our communities totaled $50.4 million and $81.8 million at December 31, 2006 and 2005, respectively. Bond Obligations at December 31, 2006 mature in 2035.
          In accordance with Emerging Issues Task Force Issue 91-10 (“EITF 91-10”), Accounting for Special Assessments and Tax Increment Financing, the Company records a liability for the estimated developer obligations that are fixed and determinable and user fees that are required to be paid or transferred at the time the parcel or unit is sold to an end user. At December 31, 2006 and 2005, we recorded no liability associated with outstanding CDD bonds as the assessments were not both fixed and determinable.
     13. Employee Benefit Plan
401(k) Plan
          The Company has a defined contribution plan established pursuant to Section 401(k) of the Internal Revenue Code. Employees who have completed three months of service and have reached the age of 18 are eligible to participate. During the years ended December 31, 2006, 2005, and 2004, the Company’s employees participated in the Levitt Corporation Security Plus Plan and the Company’s contributions amounted to $1.3 million, $1.1 million, and $857,000, respectively. These amounts are included in selling, general and administrative expense in the accompanying consolidated statements of operations.
     14. Certain Relationships and Related Party Transactions
          The Company and BankAtlantic Bancorp, Inc. (“Bancorp”) are under common control. The controlling shareholder of the Company and Bancorp is BFC Financial Corporation (“BFC”). Bancorp is the parent company of BankAtlantic. The majority of BFC’s capital stock is owned or controlled by the Company’s Chairman and Chief Executive Officer, Alan B. Levan, and by the Company’s Vice Chairman, John E. Abdo, both of whom are also directors of the Company, and executive officers and directors of BFC, of Bancorp and of BankAtlantic. Mr. Levan and Mr. Abdo are the Chairman and Vice Chairman, respectively, of Bluegreen Corporation.
          The Company occupied office space at BankAtlantic’s corporate headquarters through November 2006. In 2005, Bancorp provided this office space on a month-to-month basis and received reimbursements for overhead based on market rates. In 2006, rent was paid to BFC on the same basis for the first ten months of the year.
          Pursuant to the terms of a transitional services agreement between the Company and Bancorp, Bancorp or its subsidiary, BankAtlantic, provided certain administrative services, including human resources, investor and public relations on a percentage of cost basis. The total amounts for occupancy and these services paid in 2006 and 2005 were $185,000 and $734,000, respectively, and may not be representative of the amounts that would be paid in an arms-length transaction. Separately, the Company paid certain fees to BFC and to Bluegreen for services provided to the Company.

          The following table sets forth fees paid to the indicated related parties (in thousands)

	Year Ended December 31,
	2006	2005	2004
BFC Financial Corporation	$912	127	311
BankAtlantic Bancorp	185	734	499
Bluegreen Corporation	—	81	—

Total fees	$1,097	942	810

          The amounts paid represent rent, amounts owed for services performed or expense reimbursements.
          Levitt and Sons, LLC utilizes the services of Conrad & Scherer, P.A., a law firm in which William R. Scherer, a member of the Company’s Board of Directors, is a member. Levitt and Sons paid fees aggregating $470,000, $914,000 and $110,000 to this firm during the years ended December 31, 2006, 2005 and 2004, respectively.
          Certain of the Company’s executive officers separately receive compensation from affiliates of the Company for services rendered to those affiliates. Members of the Company’s Board of Directors and executive officers also have banking relationships with BankAtlantic in the ordinary course of BankAtlantic’s business.
          At December 31, 2006 and 2005, $4.6 million and $5.1 million, respectively, of cash and cash equivalents were held on deposit by BankAtlantic. Interest on deposits held at BankAtlantic for each of the years ended December 31, 2006, 2005 and 2004 was approximately $436,000, $316,000 and $230,000, respectively. Included in these amounts were $255,000 and $25,000, respectively, for restricted cash.
          During the year ended December 31, 2005 and 2004, actions were taken by the Company with respect to the development of certain property owned by BankAtlantic. The Company’s efforts included the successful rezoning of the property and obtaining the permits necessary to develop the property for residential and commercial use. At December 31, 2005, BankAtlantic had agreed to reimburse the Company $438,000 for the out-of-pocket costs incurred by it in connection with these efforts. As of December 31, 2006 this balance had been paid in full and no other amounts remain outstanding.
     15. Commitments and Contingencies
          The Company is obligated to fund homeowner association operating deficits incurred by its communities under development. This obligation ends upon turnover of the association to the residents of the community.
          The Company’s rent expense for premises and equipment for the years ended December 31, 2006, 2005 and 2004 was $2.7 million, $1.6 million and $1.3 million, respectively. At December 31, 2006, Levitt and Sons is committed under long-term leases for office and showroom space expiring at various dates through August 2010. Approximate minimum future rentals due under non-cancellable leases with a term remaining of at least one year are as follows (in thousands):

Year ended December 31,
2007	$2,286
2008	1,989
2009	1,477
2010	787
2011	536
Thereafter	1,456

$8,531

          Tradition Development Company, LLC, a wholly-owned subsidiary of Core Communities (“TDC”), entered into an advertising agreement with the operator of a Major League Baseball team pursuant to which, among other advertising rights, TDC obtained royalty-free license to use, among others, the trademark “Tradition Field” at the sports complex located in Port St. Lucie and the naming rights to that complex. Unless otherwise renewed, the agreement terminates on December 31, 2013; provided, however, upon payment of a specified buy-out fee and compliance with other contractual procedures, TDC has the right to terminate the agreement on or after December 31, 2008. Required cumulative payments under the agreement through December 31, 2013 are approximately $2.3 million.
          The Company is subject to obligations associated with entering into contracts for the purchase, development and sale of real estate in the routine conduct of its business. At December 31, 2006, the Company had a commitment to purchase property for development for an agreed upon price of $14.2 million. The following table summarizes certain information relating to outstanding purchase contracts:

	Purchase	Units/	Expected
	Price	Acres	Closing
		(unaudited)	(unaudited)
Homebuilding Division	$14.2 million	690 Units	2007
          At December 31, 2006, cash deposits of approximately $400,000 secured the Company’s commitments under these contracts.
          At December 31, 2006 the Company had outstanding surety bonds and letters of credit of approximately $139.4 million related primarily to its obligations to various governmental entities to construct improvements in the Company’s various communities. The Company estimates that approximately $68.6 million of work remains to complete these improvements. The Company does not believe that any outstanding bonds or letters of credit will likely be drawn upon.
          The Company entered into an indemnity agreement in April 2004 with a joint venture partner at Altman Longleaf, relating to, among other obligations, that partner’s guarantee of the joint venture’s indebtedness. The liability under the indemnity agreement is limited to the amount of any distributions from the joint venture which exceeds our original capital and other contributions. Original capital contributions were approximately $585,000. In 2004, the Company received a distribution that totaled approximately $1.1 million. In January 2006, the Company received an additional distribution of approximately $138,000. Accordingly, the potential obligation of indemnity after the January 2006 distribution is approximately $664,000.

     16. Income Taxes
          The benefit (provision) for income tax expense consists of the following (in thousands):

	Year Ended December 31,
	2006	2005	2004
Current tax provision
Federal	$(7,350)	(24,710)	(27,998)
State	(1,143)	(3,524)	(4,704)

	(8,493)	(28,234)	(32,702)

Deferred income tax benefit (provision)
Federal	13,060	(3,651)	(2,829)
State	1,203	(551)	(366)

	14,263	(4,202)	(3,195)

Total income tax benefit (provision)	$5,770	(32,436)	(35,897)

          The Company’s benefit (provision) for income taxes differs from the federal statutory tax rate of 35% due to the following (in thousands):

	Year Ended December 31,
	2006	2005	2004
Income tax benefit (provision) at expected federal income tax rate of 35%	$5,227	(30,572)	(32,659)
Benefit (provision) for state taxes, net of federal benefit	936	(2,689)	(3,333)
Tax-exempt income	489	492	—
Goodwill impairment adjustment	(458)	—	—
Share based compensation	(317)	—	—
Increase in state valuation allowance	(425)	—	—
Other, net	318	333	95

Benefit (provision) for income taxes	$5,770	(32,436)	(35,897)

          The tax effects of temporary differences that give rise to significant portions of the deferred tax assets consist of the following (in thousands):

	As of December 31,
	2006	2005
Deferred tax assets:
Real estate held for sale capitalized for tax purposes in excess of amounts capitalized for financial statement purposes	$6,205	4,627
Real estate valuation adjustments	12,889	—
Share based compensation	849	—
Accrued litigation reserve and other non-deductible expenses	848	954
Purchase accounting adjustments from real estate acquisitions	274	399
State net operating loss carryforward	398	—
Income recognized for tax purposes and deferred for financial statement purposes	6,949	4,426

Gross deferred tax assets	28,412	10,406
Valuation allowance	(425)	—
Total deferred tax assets	27,987	10,406
Deferred tax liabilities:
Investment in Bluegreen	19,501	15,167
Property and equipment	985	1,397
Other	866	870

Total deferred tax liabilities	21,352	17,434

Net deferred tax assets( liabilities)	6,635	(7,028)
Deferred income tax (liabilities) assets at beginning of period	(7,028)	1,845
Deferred income taxes on Bluegreen’s unrealized gains, losses and issuance of common stock	600	981

Benefit (provision) for deferred income taxes	$14,263	(4,202)

          This net deferred tax asset of $6.6 million as of Decmeber 31,2006 is presented in Other Assets on the consolidated statement of financial condition.
          Except as discussed below, management believes that the Company will have sufficient taxable income of the appropriate character in future and prior carryback years to realize the net deferred income tax asset. In evaluating the expectation of sufficient future taxable income, management considered the future reversal of temporary differences and available tax planning strategies that could be implemented, if required. A valuation allowance was required at December 31, 2006 as it was management’s assessment that, based on available information, it is more likely than not that certain State net operating loss carryforwards (“NOL”) and other temporary differences attributed to the Homebuilding operations in Tennessee that are included in the Company’s deferred tax assets will not be realized. A change in the valuation allowance occurs if there is a change in management’s assessment of the amount of the net deferred income tax asset that is expected to be realized.
          At December 31, 2006, the Company had NOL’s of $10.0 million for state tax purposes primarily associated with the Homebuilding operations in Georgia, South Carolina and Tennessee. The Company files separate State income tax returns in each of these states. Based on current projections, the Company expects the Tennessee operations to continue to generate operating losses into the foreseeable future based on the current projects and available backlog. As a consequence, management believes that it is more likely than not that the State NOL associated with the Tennessee homebuilding operations will not be realized.

     17. Other Revenues
          For the year ended December 31, 2006, the Company classified lease and rental income, marketing fees and irrigation revenue as other revenues. Prior periods have been reclassified to conform to the current year presentation. The following table summarizes other revenues detail information (in thousands):

	For the year ended December 31,
	2006	2005	2004
Other revenues

Mortgage & title operations	$4,070	3,750	4,798
Lease/rental income	3,254	2,150	681
Marketing fees	1,243	674	705
Irrigation revenue	674	198	—

	$9,241	6,772	6,184

     18. Other Expenses and Interest and Other Income
          Other expenses and interest and other income are summarized as follows (in thousands):

	For the Year Ended
	December 31,
	2006	2005	2004
Other expenses
Title and mortgage operations expense	$2,362	2,776	2,967
Litigation settlement reserve	—	830	—
Penalty on early debt repayment	—	677	—
Hurricane expense, net of projected recoveries	8	572	4,400
Goodwill impairment	1,307	—	—
Other	—	—	233

Total other expenses	$3,677	4,855	7,600

Interest and other income
Interest income	$2,910	2,556	1,338
Reversal of litigation reserve	—	—	1,440
Contingent gain receipt	—	500	—
Partial reversal of construction obligation	—	6,765	—
Gain on sale of fixed assets	1,329	—	—
Forfeited buyer deposits	2,700	77	13
Other income	1,321	358	412
Management and development fees	—	—	30

Total interest and other income	$8,260	10,256	3,233

     19. Estimated Fair Value of Financial Instruments
          Estimated fair values of financial instruments are determined using available market information and appropriate valuation methodologies. However, judgments are involved in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of amounts the Company could realize in a current market exchange.
          The following methods and assumptions were used to estimate fair value:
•	Carrying amounts of cash and cash equivalents, accounts payable and accrued liabilities approximate fair value due to their short-term nature.

•	Carrying amounts of notes receivable approximate fair values.

•	Carrying amounts of notes and mortgage notes payable that provide for variable interest rates approximate fair value, as the terms of the credit facilities require periodic market adjustment of interest rates. The fair value of the Company’s fixed rate indebtedness, including development bonds payable, was estimated using discounted cash flow analyses, based on the Company’s current borrowing rates for similar types of borrowing arrangements.

	December 31, 2006		December 31, 2005
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value

Financial assets:
Cash and cash equivalents	$48,391	48,391	113,562	113,562
Notes receivable	6,888	6,888	5,248	5,248
Financial liabilities:
Notes and mortgage notes payable	$615,703	616,249	407,970	403,925

     20. Litigation
          On May 26, 2005, a suit was filed in the 9th Judicial Circuit in and for Orange County, Florida against the Company in Frank Albert, Dorothy Albert, et al. v. Levitt and Sons, LLC, a Florida limited liability company, Levitt Homes, LLC, a Florida limited liability company, Levitt Corporation, a Florida corporation, Levitt Construction Corp. East, a Florida corporation and Levitt and Sons, Inc., a Florida corporation. The suit purports to be a class action on behalf of residents in one of the Company’s communities in Central Florida. The complaint alleges, among other claims, construction defects and unspecified damages ranging from $50,000 to $400,000 per house. While there is no assurance that the Company will be successful, the Company believes it has valid defenses and is engaged in a vigorous defense of the action. The amount of loss related to this matter is estimated to be $320,000 which is recorded in the consolidated statement of financial condition as of December 31, 2006 as an accrued expense.
          On December 12, 2006 Levitt Corporation received a letter from the Internal Revenue Service advising that Levitt and its subsidiaries has been selected for an examination of the tax period ending December 31, 2004. The scope of the examination was not indicated in the letter.
          The Company is a party to additional various claims and lawsuits which arise in the ordinary course of business. Although the specific allegations in the lawsuits differ, most of them involve claims that the Company failed to construct buildings in particular communities in accordance with plans and specifications or applicable construction codes and seek reimbursement for sums allegedly needed to remedy the alleged deficiencies, assert contract issues or relate to personal injuries. Lawsuits of these types are common within the homebuilding industry. The Company does not believe that the ultimate resolution of these claims or lawsuits will have a material adverse effect on its business, financial position, results of operations or cash flows.
     21. Segment Reporting
          Operating segments are components of an enterprise about which separate financial information is available that is regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has three reportable business segments: Homebuilding, Land and Other Operations. The Company evaluates segment performance primarily based on pre-tax income. The information provided for segment reporting is based on management’s internal reports. The accounting policies of the segments are the same as those of the Company. Eliminations consist primarily of the elimination of sales and profits on real estate transactions between the Land and Homebuilding Divisions, which were recorded based upon terms that management believes would be attained in an arm’s-length transaction. The presentation and allocation of assets, liabilities and results of operations may not reflect the actual economic costs of the segments as stand-alone businesses. If a different basis of allocation were utilized, the relative contributions of the segments might differ, but management believes that the relative trends in segments would likely not be impacted.
          The Company’s Homebuilding segment consists of the operations of Levitt and Sons while the Land segment consists of the operations of Core Communities. The Other Operations segment consists of the activities of Levitt Commercial, the Company’s parent company operations, earnings from investments in Bluegreen and other real estate investments and joint ventures.

          The following tables present segment information for the years ended December 31, 2006, 2005 and 2004 (in thousands):

Year Ended			Other
December 31, 2006	Homebuilding	Land	Operations	Eliminations	Total
Revenues
Sales of real estate	$500,719	69,778	11,041	(15,452)	566,086
Other Revenues	4,070	3,816	1,435	(80)	9,241

Total revenues	504,789	73,594	12,476	(15,532)	575,327

Costs and expenses
Cost of sales of real estate	440,059	42,662	11,649	(11,409)	482,961
Selling, general and administrative expenses	77,858	15,119	28,174	—	121,151
Other expenses	3,669	—	8	—	3,677

Total costs and expenses	521,586	57,781	39,831	(11,409)	607,789

Earnings from Bluegreen Corporation	—	—	9,684	—	9,684
Loss from joint ventures	(279)	—	(137)	—	(416)
Interest and other income	3,388	2,650	4,196	(1,974)	8,260

(Loss) income before income taxes	(13,688)	18,463	(13,612)	(6,097)	(14,934)
Benefit (provision) for income taxes	4,749	(6,936)	5,639	2,318	5,770

Net (loss) income	$(8,939)	11,527	(7,973)	(3,779)	(9,164)

Inventory of real estate	$664,572	176,356	13,269	(32,157)	822,040

Total assets	$706,512	271,169	146,116	(33,131)	1,090,666

Notes, mortgage notes, and bonds payable	$417,907	95,980	101,816	—	615,703

Year Ended			Other
December 31, 2005	Homebuilding	Land	Operations	Eliminations	Total

Revenues
Sales of real estate	$438,367	105,658	14,709	(622)	558,112
Other Revenues	3,750	1,111	1,963	(52)	6,772

Total revenues	442,117	106,769	16,672	(674)	564,884

Costs and expenses
Cost of sales of real estate	347,008	50,706	12,520	(2,152)	408,082
Selling, general and administrative expenses	57,403	12,395	17,841	—	87,639
Other expenses	3,606	1,177	72	—	4,855

Total costs and expenses	408,017	64,278	30,433	(2,152)	500,576

Earnings from Bluegreen Corporation	—	—	12,714	—	12,714
Earnings (loss) from joint ventures	104	—	(35)	—	69
Interest and other income	723	7,897	2,143	(507)	10,256

Income before income taxes	34,927	50,388	1,061	971	87,347
Provision for income taxes	(12,691)	(18,992)	(378)	(375)	(32,436)

Net income	$22,236	31,396	683	596	54,911

Inventory of real estate	$466,559	150,686	11,608	(17,593)	611,260

Total assets	$506,345	228,756	318,762	(158,191)	895,673

Notes, mortgage notes, and bonds payable	$272,510	61,955	73,505	—	407,970

Year Ended			Other
December 31, 2004	Homebuilding	Land	Operations	Eliminations	Total

Revenues
Sales of real estate	$472,296	96,200	5,555	(24,399)	549,652
Other Revenues	4,798	927	459	—	6,184

Total revenues	477,094	97,127	6,014	(24,399)	555,836

Costs and expenses
Cost of sales of real estate	371,097	42,838	6,255	(13,916)	406,274
Selling, general and administrative expenses	50,806	10,373	9,822	—	71,001
Other expenses	7,015	561	24	—	7,600

Total costs and expenses	428,918	53,772	16,101	(13,916)	484,875

Earnings from Bluegreen Corporation	—	—	13,068	—	13,068
Earnings from joint ventures	3,518	—	2,532	—	6,050
Interest and other income	1,944	744	545	—	3,233

Income (loss) before income taxes	53,638	44,099	6,058	(10,483)	93,312
(Provision) benefit for income taxes	(20,658)	(17,031)	(2,198)	3,990	(35,897)

Net income (loss)	$32,980	27,068	3,860	(6,493)	57,415

Inventory of real estate	$295,951	122,056	13,939	(18,475)	413,471

Total assets	$345,690	194,825	156,427	(18,475)	678,467

Notes, mortgage notes, and bonds payable	$150,318	52,729	65,179	—	268,226

     22. Parent Company Financial Statements
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
          Some of the Company’s subsidiaries have borrowings which contain covenants that, among other things, require the subsidiary to maintain certain financial ratios and minimum net worth. These covenants may have the effect of limiting the amount of debt that the subsidiaries can incur in the future and restricting the payment of dividends from subsidiaries to the Company. At December 31, 2006 under the most restrictive of these covenants, approximately $132.1 million of the subsidiaries’ net assets were not available to transfer funds to the Company in the form of loans, advances or dividends, and $139.5 million was available for these transfers. At December 31, 2006 the Company and its subsidiaries were in compliance with all loan agreement financial covenants. At December 31, 2006 consolidated retained earnings includes approximately $29.8 million which represents undistributed earnings recognized by the equity method.
          Some of the Company’s subsidiaries have borrowings which contain covenants that, among other things, require the subsidiary to maintain certain financial ratios and minimum net worth. These covenants may have the effect of limiting the amount of debt that the subsidiaries can incur in the future and restricting the payment of dividends from subsidiaries to the Company. At December 31, 2006 and 2005, the Company was in compliance with all loan agreement financial covenants.
          The accounting policies for the parent company are generally the same as those policies described in the summary of significant accounting policies. The parent company’s interests in its consolidated subsidiaries are reported under equity method accounting for purposes of this presentation.
          Condensed Statements of Financial Condition at December 31, 2006 and 2005 and Condensed Statements of Operations and Condensed Statements of Cash Flows for each of the years in the three-year period ended December 31, 2006 are shown below:
Levitt Corporation (Parent Company Only)
Condensed Statements of Financial Condition
(In thousands except share data)

	December 31,
	2006	2005
Assets
Cash and cash equivalents	$8,900	43,817
Inventory of real estate	7,717	4,165
Investments in real estate joint ventures	—	2
Investment in Bluegreen Corporation	107,063	95,828
Investment in Unconsolidated Trusts	2,565	1,637
Investment in wholly-owned subsidiaries	258,353	270,788
Other assets	69,476	19,556

Total assets	$454,074	435,793

	December 31,
	2006	2005
Liabilities and Shareholders’ Equity
Accounts payable and accrued liabilities	$4,255	13,699
Notes payable	2,925	3,132
Junior subordinated debentures	85,052	54,124
Deferred tax liability, net	18,603	15,052

Total liabilities	110,835	86,007

Shareholders’ equity:
Preferred stock, $0.01 par value
Authorized: 5,000,000 shares
Issued and outstanding: no shares	—	—
Common stock, Class A, $0.01 par value
Authorized: 50,000,000 shares
Issued and outstanding: 18,609,024 and 18,604,053 shares, respectively	186	186
Common stock, Class B, $0.01 par value
Authorized: 10,000,000 shares
Issued and outstanding: 1,219,031 shares, respectively	12	12
Additional paid-in capital	184,401	181,084
Unearned compensation	—	(110)
Retained earnings	156,219	166,969
Accumulated other comprehensive income	2,421	1,645

Total shareholders’ equity	343,239	349,786

Total liabilities and shareholders’ equity	$454,074	435,793

Levitt Corporation (Parent Company Only)
Condensed Statements of Income
(In thousands)

	Year Ended December 31,
	2006	2005	2004
Earnings from Bluegreen Corporation	$9,684	12,713	13,068
Other revenues	3,497	2,015	2,601
Costs and expenses	28,158	16,550	10,002

(Loss) income before income taxes	(14,977)	(1,822)	5,667
Benefit (provision) for income taxes	6,162	674	(2,103)

Net (loss) income before undistributed earnings from subsidiaries	(8,815)	(1,148)	3,564
Earnings from consolidated subsidiaries, net of income taxes	(349)	56,059	53,851

Net (loss) income	$(9,164)	54,911	57,415

Levitt Corporation (Parent Company Only)
Condensed Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2006	2005	2004
Operating activities:
Net (loss) income	$(9,164)	54,911	57,415
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and Amortization	1,352	113	—
Increase in deferred income taxes	2,953	5,057	5,314
Equity from earnings in Bluegreen Corporation	(9,684)	(12,714)	(13,068)
Equity from earnings in consolidated subsidiaries	349	(56,059)	(53,851)
Equity from loss (earnings) in joint ventures	2	47	(2,329)
Equity in earnings from unconsolidated trusts	(178)	(95)	—
Share-based compensation expense related to stock options and restricted stock	3,250	—	—
Dividends received from consolidated subsidiaries	12,086	17,805	10,685
Changes in operating assets and liabilities:
Inventory of real estate	(3,552)	(2,470)	(409)
Decrease (increase) in other assets	1,404	(123)	1,862
Increase (decrease) in accounts payable and accrued expenses and other liabilities	(9,444)	6,813	5,701

Net cash (used in) provided by operating activities	(10,626)	13,285	11,320

Investing activities:
Investment in real estate joint ventures	—	—	—
Distributions and advances from real estate joint ventures	153	37	1,768
Investment in unconsolidated trusts	(928)	(1,624)	—
Distributions from unconsolidated trusts	178	82	—
Investment in consolidated subsidiaries	—	(3,549)	(75,142)
Purchase of property, plant and equipment	(7,895)	(1,082)	—

Net cash used in investing activities	(8,492)	(6,136)	(73,374)

Financing activities:
Proceeds from notes and mortgage notes payable	479	43	18,423
Repayment of notes and mortgage notes payable to affiliates	—	(38,000)	(5,500)
Repayment of notes and mortgage notes payable	(686)	(19,001)	(8,542)
Proceeds from junior subordinated notes	30,928	54,124	—
Proceeds from issuance of common stock	—	—	122,500
Payments for debt offering cost	(1,077)	(1,686)	—
Payments for stock issuance costs	—	—	(7,731)
Net increase in intercompany due	(43,858)	1,032	(16,454)
Cash dividends paid	(1,585)	(1,585)	(792)

Net cash (used in) provided by financing activities	(15,799)	(5,073)	101,904

(Decrease) increase in cash and cash equivalents	(34,917)	2,076	39,850
Cash and cash equivalents at the beginning of period	43,817	41,741	1,891

Cash and cash equivalents at end of period	$8,900	43,817	41,741

     23. Selected Quarterly Financial Data (unaudited)
          The following tables summarize the quarterly results of operations for the years ended December 31, 2006 and 2005. Due to rounding and changes in the number of shares outstanding, the sum of the quarterly (loss) earnings per share amounts may not equal the (loss) earnings per share reported for the year (in thousands, except per share data):

	Year Ended December 31, 2006
	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	2006
Revenues
Sales of real estate	$125,543	130,658	130,939	178,946	566,086
Other revenues	1,951	2,556	2,276	2,458	9,241

Total Revenues	127,494	133,214	133,215	181,404	575,327

Costs and Expenses
Cost of sales of real estate	102,055	105,652	104,520	170,734	482,961
Other costs and expenses	27,381	32,389	33,351	31,707	124,828

Total Costs and Expenses	129,436	138,041	137,871	202,441	607,789

(Loss)earnings from Bluegreen Corporation	(49)	2,152	6,923	658	9,684
Other income	889	1,583	2,101	3,271	7,844

Income before income taxes	(1,102)	(1,092)	4,368	(17,108)	(14,934)
Benefit (provision) for income taxes	442	355	(1,395)	6,368	5,770

Net (loss) income	$(660)	(737)	2,973	(10,740)	(9,164)

Basic (loss) earnings per share	$(0.03)	(0.04)	0.15	(0.54)	(0.46)
Fully diluted (loss) earnings per share	$(0.03)	(0.04)	0.15	(0.54)	(0.47)
Weighted average shares outstanding	19,821	19,823	19,824	19,825	19,823
Fully diluted shares outstanding	19,821	19,823	19,831	19,825	19,823

Dividends declared per common share	$0.02	0.02	0.02	0.02	0.08

	Year Ended December 31, 2005
	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	2005
Revenues
Sales of real estate	$198,866	107,094	128,520	123,632	558,112
Other revenues	1,697	1,613	1,490	1,972	6,772

Total Revenues	200,563	108,707	130,010	125,604	564,884

Costs and Expenses
Cost of sales of real estate	130,589	84,547	98,455	94,491	408,082
Other costs and expenses	24,462	20,085	21,518	26,429	92,494

Total Costs and Expenses	155,051	104,632	119,973	120,920	500,576

Earnings (loss) from Bluegreen Corporation	2,138	4,729	5,951	(104)	12,714
Other income	663	829	1,189	7,644	10,325

Income before income taxes	48,313	9,633	17,177	12,224	87,347
Provision for income taxes	(18,495)	(3,581)	(6,469)	(3,891)	(32,436)

Net income	$29,818	6,052	10,708	8,333	54,911

Basic earnings per share	$1.50	0.31	0.54	0.42	2.77
Fully diluted earnings per share	$1.49	0.30	0.53	0.42	2.74
Weighted average shares outstanding	19,816	19,816	19,817	19,819	19,817
Fully diluted shares outstanding	19,965	19,949	19,944	19,843	19,929

Dividends declared per common share	$0.02	0.02	0.02	0.02	0.08
          In the fourth quarter of 2006, the Company recorded $31.1 million of impairment charges which included $29.7 million of homebuilding inventory impairment charges and $1.4 million of write-offs of deposits and pre-acquisition costs related to land under option that the Company does not intend to purchase. Projections of future cash flows related to the remaining assets were discounted and used to determine the estimated impairment charge.
          The 2006 quarters and year ended December 31, 2005 reflect the reclassification of irrigation, leasing and marketing revenue to Other revenues from Interest and other income.
     24. Subsequent Events
Merger Agreement with BFC
          On January 31, 2007, Levitt Corporation announced that the Company had entered into a definitive merger agreement with BFC Financial Corporation, a Florida corporation (“BFC”), pursuant to which the Company would, upon consummation of the merger, become a wholly owned subsidiary of BFC. Under the terms of the merger agreement, holders of the Company’s Class A Common Stock (other than BFC) will be entitled to receive 2.27 shares of BFC Class A Common Stock for each share of the Company’s Class A Common Stock held by them and cash in lieu of any fractional shares of BFC Class A Common Stock that they otherwise would be entitled to receive in connection with the merger. Further, under the terms of the merger agreement, options to purchase, and restricted stock awards, of shares of the Company’s Class A Common Stock will be converted into options to purchase, and restricted stock awards, as applicable, of shares of BFC Class A Common Stock with appropriate adjustments. BFC Class A Common Stock is listed for trading on the NYSE Arca Stock Exchange under the symbol “BFF,” and on January 30, 2007, its closing price on such exchange was $6.35. The merger agreement contains certain customary representations, warranties and covenants on the part the Company and BFC, and the consummation of the merger is subject to a number of customary closing and termination conditions as well as the approval of both the Company’s and BFC’s shareholders. Further, in addition to the shareholder approvals required by Florida law, the merger will also be subject to the approval of the holders of the Company’s Class A Common Stock other than BFC and certain other shareholders.
Reduction in force
          Based on an ongoing evaluation of costs in view of current market conditions, the Company reduced its headcount in February by 89 employees resulting in a $440,000 severance charge to be recorded in the first quarter of 2007.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
          None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
          As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended). In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and are subject to certain limitations, including the exercise of judgment by individuals, the difficulty in identifying unlikely future events and the difficulty in eliminating misconduct completely. Based upon that evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, have concluded that, our disclosure controls and procedures were effective to ensure the information required to be disclosed in the reports that we file or submit under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information was accumulated and communicated to our management, including our Chief Executive Officer, Chief Financial Officer and our Chief Accounting Officer, to allow for timely decisions regarding required disclosures.
Management’s Report on Internal Control over Financial Reporting
          Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Levitt Corporation’s internal control over financial reporting includes those policies and procedures that:
(a)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(b)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(c)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material affect on the financial statements.
As of the end of the period covered by this report, management conducted an evaluation of the effectiveness of the design and operation of the Company’s internal control over financial reporting. In making this assessment, management used the criteria set forth by the COSO in Internal Control – Integrated Framework. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2006.

Pricewaterhouse Coopers LLP, our independent registered certified public accounting firm, has audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 as stated in their report which appears in this Annual Report on Form 10-K. See “Financial Statements and Supplementary Data.”
Changes in Internal Control Over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2006 that has materially affected, or reasonably likely to materially affect, the Company’s internal control over financial reporting.

/s/ Alan B. Levan
Alan B. Levan
Chief Executive Officer
March 14, 2007

/s/ George P. Scanlon
George P. Scanlon
Chief Financial Officer
March 14, 2007

/s/ Jeanne T. Prayther
Jeanne T. Prayther
Chief Accounting Officer
March 14, 2007

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          The information about directors required for this item is incorporated by reference from our Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the year covered by this Form 10-K, or, alternatively, by amendment to this Form 10-K under cover of Form 10K/A not later than the end of such 120 day period.
ITEM 11. EXECUTIVE COMPENSATION
          The information required for this item is incorporated by reference from our Proxy to be filed with the Securities and Exchange Commission no later than 120 days after the end of the year covered by this Form 10-K, or, alternatively, by amendment to this Form 10-K under cover of Form 10K/A not later than the end of such 120 day period.
ITEM 12. SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
          The following table contains information, as of December 31, 2006, concerning our equity compensation plans:

	Number of securities to be issued	Weighted average exercise	Number of securities
	upon exercise of outstanding	price of outstanding	remaining available for
Plan Category	options, warrants or rights	options, warrants and rights	future issuance

Equity compensation plans approved by security holders	1,892,181	20.73	1,107,819
Equity compensation plans not approved by security holders	—	—	—

Total	1,892,181	20.73	1,107,819

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          The information required for this item is incorporated by reference from our Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the year covered by this Form 10-K, or, alternatively, by amendment to this Form 10-K under cover of Form 10K/A not later than the end of such 120 day period.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
          The information required for this item is incorporated by reference from our Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the year covered by this Form 10-K, or, alternatively, by amendment to this Form 10-K under cover of Form 10K/A not later than the end of such 120 day period.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	Documents Filed as Part of this Report:
(1)	Financial Statements

The following consolidated financial statements of Levitt Corporation and its subsidiaries are included herein under Part II, Item 8 of this Report.
Report of Independent Registered Certified Public Accounting Firm dated March 14, 2007

Consolidated Statements of Financial Condition as of December 31, 2006 and 2005.

Consolidated Statements of Operations for each of the years in the three year period ended December 31, 2006.

Consolidated Statements of Comprehensive (Loss) Income for each of the years in the three year period ended December 31, 2006.

Consolidated Statements of Shareholders’ Equity for each of the years in the three year period ended December 31, 2006.

Consolidated Statements of Cash Flows for each of the years in the three year period ended December 31, 2006.

Notes to Consolidated Financial Statements for each of the years in the three year period ended December 31, 2006.
(2)	Financial Statement Schedules

All schedules are omitted as the required information is either not applicable or presented in the financial statements or related notes.

(3)	Exhibits

The following exhibits are either filed as a part of this Report or are incorporated herein by reference to documents previously filed as indicated below:

Exhibit
Number	Description	Reference

3.1	Amended and Restated Articles of Incorporation	Exhibit 2.1 to the Registrant’s Registration Statement on Form 8-A, filed on December 12, 2003.

3.2	Amended and Restated By-laws	Exhibit 2.2 to the Registrant’s Registration Statement on Form 8-A, filed on December 12, 2003.

10.1	Levitt Corporation 2004 Performance-Based Annual Incentive Plan	Appendix D to the Registrant’s 2004 Proxy Statement, filed with the SEC on April 20, 2004

10.2	Amended and Restated Trust Agreement among Levitt Corporation, as Depositor, JP Morgan Chase, as Property Trustee, Chase Bank USA, as Delaware Trustee and Administrative Trustees, dated as of March 15, 2005	Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on May 10, 2005

10.3	Junior Subordinated Debenture between Levitt Corporation and JP Morgan Chase Bank, as Trustee, dated as of March 15, 2005	Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed on May 10, 2005

10.4	Revolving Loan Agreement by and among Tradition Development Company, LLC, Horizons St. Lucie Development, LLC, Horizons Acquisition 7, LLC, Tradition Mortgage, LLC and Wachovia Bank National Association, dated April 8, 2005	Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed on May 10, 2005

10.5	Unconditional Guaranty of Core Communities, LLC, as Guarantor in favor of Wachovia Bank National Association, dated April 8, 2005	Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, filed on May 10, 2005

10.6	Amended and Restated Trust Agreement among Levitt Corporation, as Depositor, Wilmington Trust Company, as Property Trustee, Wilmington Trust Company, as Delaware Trustee and Administrative Trustees, dated as of May 4, 2005	Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q, filed on May 10, 2005

10.7	Junior Subordinated Debenture between Levitt Corporation and Wilmington Trust Company, as Trustee, dated as of May 4, 2005	Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q, filed on May 10, 2005

10.8	Agreements Concerning Executive Compensation	Filed under Form 8-K, May 9, 2006

10.9	Amendment to July 19, 2001 Employment Agreement with Elliott Wiener	Exhibit 10.0 to the Registrant’s Quarterly Report on Form 10-Q, filed November 9, 2006

10.10	Agreement and Plan of Merger dated January 30, 2007 by and among BFC Financial Corporation, LEV Merger Sub, Inc. and Levitt Corporation	Filed under Form 8-K, January 31, 2007

12.1	Statement re: computation of ratios — Ratio of earnings to fixed charges	Filed with this Report.

14.1	Code of Business Conduct and Ethics	Exhibit 14.1 to Registrant’s Annual Report on Form 10-K, filed on March 16, 2005.

21.1	Subsidiaries of the Registrant	Filed with this Report.

23.1	Consent of PricewaterhouseCoopers LLP	Filed with this Report.

23.2	Consent of Ernst & Young LLP	Filed with this Report.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed with this Report.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed with this Report.

31.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed with this Report.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this Report.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this Report.

32.3	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this Report.

99.1	Audited financial statements of Bluegreen Corporation for the three years ended December 31, 2006	Filed with this Report.

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEVITT CORPORATION
March 14, 2007	By:	/s/Alan B. Levan
Alan B. Levan
Chairman of the Board of Directors, Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Alan B. Levan	Chairman of the Board and Chief Executive	March 14, 2007
Alan B. Levan	Officer (Principal Executive Officer)

/s/ John E. Abdo	Vice-Chairman of the Board	March 14, 2007
John E. Abdo

/s/Seth M. Wise	President	March 14, 2007
Seth M. Wise

/s/ George P. Scanlon	Executive Vice President and Chief Financial	March 14, 2007
George P. Scanlon	Officer (Principal Financial Officer)

/s/ Jeanne T. Prayther	Chief Accounting Officer	March 14, 2007
Jeanne T. Prayther	Officer (Accounting Officer)

/s/ James Blosser	Director	March 14, 2007
James Blosser

/s/ Darwin C. Dornbush	Director	March 14, 2007
Darwin C. Dornbush

/s/ S. Lawrence Kahn, III	Director	March 14, 2007
S. Lawrence Kahn, III

/s/ Alan Levy	Director	March 14, 2007
Alan Levy

/s/ Joel Levy	Director	March 14, 2007
Joel Levy

/s/ William R. Nicholson	Director	March 14, 2007
William R. Nicholson

/s/ William R. Scherer	Director	March 14, 2007
William R. Scherer