Form 10-K/A
period 2006-12-31
LEVITT CORP
filed 2007-04-27
CIK 1218320

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K/A
Amendment No. 1

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Year Ended December 31, 2006

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number
001-31931
Levitt Corporation
(Exact name of registrant as specified in its Charter)

Florida	11-3675068

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2200 West Cypress Creek Road Ft. Lauderdale, Florida	33309

(Address of principal executive offices)	(Zip Code)
(954) 958-1800

(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Class A Common Stock, Par Value $.01 Per Share	New York Stock Exchange

(Title of Class)	(Name of Exchange on Which Registered)
Securities registered pursuant to Section 12(g) of the Act: None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate, by check mark, if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
As of June 30, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $263.0 million based on the $15.92 closing sale price as reported on the New York Stock Exchange.
The number of shares outstanding for each of the registrant’s classes of common stock, as of April 18, 2007 is as follows:

Class of Common Stock	Shares Outstanding

Class A Common Stock, $0.01 par value Class B Common Stock, $0.01 par value	18,612,042 1,219,031
Documents Incorporated by Reference
None.

EXPLANATORY NOTE
This Annual Report on Form 10-K/A is being filed by Levitt Corporation (the “Company”) to amend the Annual Report on Form 10-K, which it filed with the Securities and Exchange Commission on March 16, 2007, to update Item 3 of Part I of Form 10-K and to include the remaining information required by Items 10-14 of Part III of Form 10-K.

Levitt Corporation
Annual Report on Form 10-K/A
for the year ended December 31, 2006

PART I
ITEM 3. LEGAL PROCEEDINGS.
On February 28, and March 1, 2007, two identical complaints were filed in the 17th Judicial Circuit in and for Broward County, Florida against the Company, the members of the Company’s Board of Directors and BFC Financial Corporation (“BFC”) in (i) Samuel Flamholz, on behalf of himself and all others similarly situated, v. James Blosser, Darwin Dornbush, Alan B. Levan, William Scherer, S. Lawrence Kahn, III, Joel Levy, John E. Abdo, William Nicholson, Alan J. Levy, Levitt Corporation, and BFC Financial Corp. and (ii) Elaine Mount, on behalf of herself and all others similarly situated, v. James Blosser, Darwin Dornbush, Alan B. Levan, William Scherer, S. Lawrence Kahn, III, Joel Levy, John E. Abdo, William Nicholson, Alan J. Levy, Levitt Corporation, and BFC Financial Corp., respectively. Each complaint relates to the previously reported definitive merger agreement entered into by the Company and BFC, pursuant to which the Company would, if the merger is consummated, become a wholly-owned subsidiary of BFC. The complaints allege that the members of the Company’s Board of Directors breached their fiduciary duty to the Company’s minority shareholders by approving the merger agreement with BFC. The plaintiffs apparently are incorrectly suggesting that BFC controls the outcome of the vote of the Company’s shareholders with respect to the merger agreement. However, the merger will be consummated only if, as required by Florida law, it is approved by the holders of a majority of the outstanding shares of the Company’s Class A Common Stock (of which BFC holds only approximately 11%) and, as required by the terms of the merger agreement, it is approved by the holders of a majority of the Company’s Class A Common Stock voted at the meeting without counting the shares of the Company’s Class A Common Stock voted by BFC. In both complaints, the plaintiffs seek to enjoin the merger or, if it is completed, to rescind it. The Company believes the lawsuits are without merit.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Directors and Executive Officers
The following table sets forth information with respect to directors and executive officers of the Company as of April 18, 2007.

Name	Age	Position
Alan B. Levan	62	Chairman of the Board, Chief Executive Officer and Director of the Company
John E. Abdo	63	Vice Chairman of the Company
Paul J. (“Pete”) Hegener	66	President of Core Communities, LLC
Jeanne T. Prayther	40	Chief Accounting Officer of the Company
George P. Scanlon	49	Executive Vice President and Chief Financial Officer of the Company
Seth M. Wise	37	President of the Company and Chief Operating Officer of Levitt and Sons, LLC
James Blosser	69	Director
Darwin Dornbush	77	Director
S. Lawrence Kahn, III	60	Director
Alan J. Levy	67	Director
Joel Levy	67	Director
William Nicholson	61	Director
William Scherer	59	Director
Set forth below are the names, positions held and business experience, including during the past five years, of the Company’s directors and executive officers as of April 18, 2007. Officers serve at the discretion of the board of directors. There is no family relationship between any of the directors or executive officers and there is no arrangement or understanding between any director or executive officer and any other person pursuant to which the director or executive officer was selected.
Alan B. Levan serves as a director as well as Chairman of the Board and Chief Executive Officer of the Company. He was first elected as a director of the Company in 1987. He also serves as Chairman of the Board, President and

Chief Executive Officer of BankAtlantic Bancorp, Inc. (“BankAtlantic Bancorp”), the holding company for BankAtlantic. He is also a director and Chairman of the Board of Bluegreen Corporation (“Bluegreen”). He formed the I.R.E. Group (predecessor to BFC) in 1972. Since 1978, he has been the Chairman of the Board, President, and Chief Executive Officer of BFC (or its predecessors), the Company’s controlling shareholder.
John E. Abdo is the Vice Chairman of the Board and served as President of the Company from 2001 through July 2005. He was first elected as an officer of the Company in 1985. Mr. Abdo also serves as a director, Vice Chairman, and Chairman of the Executive Committee of BankAtlantic, director and Vice Chairman of BankAtlantic Bancorp, and serves as a director and Vice Chairman of BFC. He is also a director of Benihana, Inc., which owns national restaurant chains and in which BFC is a minority shareholder, and has been a director and Vice Chairman of the Board of Bluegreen since 2002.
Paul J. (“Pete”) Hegener joined Core Communities, LLC (“Core Communities”), the Company’s wholly-owned master-planned community development subsidiary, in 1992 as its President.
Jeanne T. Prayther has been employed by the Company since May 2006 and was appointed Chief Accounting Officer of the Company in July 2006. Ms. Prayther was employed by KPMG LLP from 1988 to 2000. Ms. Prayther was subsequently employed by Daleen Technologies, Inc., a global provider of high performance billing and customer care software solutions, as Vice President — Finance from June 2000 to August 2001 and as Chief Financial Officer from August 2001 to May 2004. From May 2004 to May 2006, Ms. Prayther was Vice President of Finance and Corporate Controller of Mastec, Inc., a leading specialty contractor for communications companies, utilities and governments.
George P. Scanlon joined the Company in August 2004 and was named Executive Vice President and Chief Financial Officer. Mr. Scanlon also currently serves as Executive Vice President and Chief Financial Officer of BFC. Mr. Scanlon was the Chief Financial Officer of Datacore Software Corporation from December 2001 to August 2004. Datacore is a privately-owned independent software vendor specializing in storage control, storage management and storage consolidation. Prior to joining Datacore, Mr. Scanlon was the Chief Financial Officer of Seisint, Inc. from November 2000 to September 2001. Seisint was a privately-owned technology company specializing in providing data search and processing products. Prior to joining Seisint, Mr. Scanlon was employed at Ryder System, Inc. from August 1982 to June 2000, serving in a variety of financial positions, including Senior Vice President — Planning and Controller. Ryder is a publicly-traded Fortune 500 provider of transportation, logistics and supply chain management services.
Seth M. Wise was named President of the Company in July 2005. He previously served as Executive Vice President beginning in September 2003. He became Chief Operating Officer of Levitt and Sons in 2006. Previously, Mr. Wise was a Vice President of Abdo Companies, Inc., a South-Florida-based private real estate development company controlled by John E. Abdo, the Company’s Vice Chairman.
James Blosser has served as a director of the Company since 2001. Mr. Blosser has been an attorney with the law firm of Blosser & Sayfie since 2001. Additionally, from 1999 to 2004 he was a partner with the governmental relations firm of Poole, McKinley & Blosser. Prior to 1999, he was an Executive Vice President for Huizenga Holdings, a sports, investment and entertainment conglomerate in Fort Lauderdale, Florida.
Darwin Dornbush has served as a director of the Company since 2003. Mr. Dornbush is a senior partner in the law firm of Dornbush Schaeffer Strongin & Weinstein, LLP. He has served as the Secretary of Benihana, Inc. and its predecessor since 1983, and he has been a director of Benihana, Inc. since 1995. Mr. Dornbush has served as Secretary and since 1980 he has been a director of Benihana of Tokyo, the parent company of Benihana, Inc. Mr. Dornbush is also a director of Cantel Medical Corp., a healthcare company.
S. Lawrence Kahn, III has served as a director of the Company since 2003. Mr. Kahn has been the President and Chief Executive Officer since 1986 of Lowell Homes, Inc., a Florida corporation engaged in the business of homebuilding. Mr. Kahn also serves as a director of the Great Florida Bank.

Alan J. Levy has served as a director of the Company since 2005. Mr. Alan Levy is the founder, President and Chief Executive Officer of Great American Farms, Inc., an agricultural company involved in the farming, marketing and distribution of a variety of fruits, vegetables and meat products, since 1980.
Joel Levy has served as a director of the Company since 2003. Mr. Joel Levy has been the Vice Chairman of the Board of The Adler Group, Inc., a commercial real estate company, since 1984, and served as the Chief Operating Officer of The Adler Group, Inc. from 1984 through 2006.
William Nicholson has served as a director of the Company since 2003. Mr. Nicholson has been a principal with Heritage Capital Group since 2003. Previously, Mr. Nicholson served as Managing Director of Bank of America Securities and Bank of America in the real estate advisory group.
William Scherer has served as a director of the Company since 2001. Mr. Scherer has been an attorney in the law firm of Conrad & Scherer, P.A. since 1974.
Section 16(a) Beneficial Ownership Reporting Compliance
Based solely upon a review of the copies of the forms furnished to the Company and written representations that no other reports were required, the Company believes that during the year ended December 31, 2006, all filing requirements under Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), applicable to its officers, directors and greater than 10% beneficial owners were complied with on a timely basis.
Code of Ethics
The Company has a Code of Business Conduct and Ethics that applies to all directors, officers and employees of the Company, including its principal executive officer, principal financial officer and principal accounting officer. The Code of Business Conduct and Ethics is available on the Company’s website at www.levittcorporation.com. The Company will post amendments to or waivers from its Code of Business Conduct and Ethics to the extent applicable to the Company’s principal executive officer, principal financial officer or principal accounting officer on its website.
Audit Committee Members and Financial Expert
The Audit Committee consists of Joel Levy, Chairman, William Nicholson and S. Lawrence Kahn, III. The Board has determined that Mr. Levy is qualified as an “audit committee financial expert” as such term is defined in Item 407(d)(5) of Regulation S-K and is “independent” within the meaning of the listing standards of the New York Stock Exchange and applicable rules and regulations of the Securities and Exchange Commission relating to directors serving on audit committees.
ITEM 11. EXECUTIVE COMPENSATION.
Compensation Discussion and Analysis
Overview of Compensation Program
The Compensation Committee (referred to within this section as the “Committee”) administers the compensation program for the Company’s executive officers. The Committee reviews and determines all executive officer compensation, administers the Company’s equity incentive plans (including reviewing and approving grants to the Company’s executive officers), makes recommendations to shareholders with respect to proposals related to compensation matters and generally consults with management regarding employee compensation programs.
The Committee’s charter reflects these responsibilities, and the Committee and the Board of Directors periodically review and, if appropriate, revise the charter. The Board of Directors determines the Committee’s membership, which is composed entirely of independent directors. The Committee meets at regularly scheduled times during the year, and it may also hold specially scheduled meetings and take action by written consent. At Board meetings, the chairman of the Committee reports on Committee actions and recommendations, as he deems appropriate. Executive compensation is reviewed at executive sessions of the Board.
Throughout this Annual Report on Form 10-K/A, the term “Named Executive Officers” is used to refer collectively to the individuals included on the Summary Compensation Table on page 8.
Compensation Philosophy and Objectives
The Company’s compensation program for executive officers consists of a base salary, an annual cash incentive and bonus program, periodic grants of restricted stock or stock options and health and welfare benefits. The Committee believes that the most effective executive officer compensation program is one that is designed to align the interests of the executive officers with those of shareholders by compensating the executive officers in a manner that advances both the short- and long-term interests of the Company and its shareholders. The Committee believes that the Company’s compensation program for executive officers is appropriately based upon the Company’s performance, the performance and level of responsibility of the executive officer and the market, generally, with respect to executive officer compensation.
Messrs. Levan and Abdo hold executive positions at BFC and BankAtlantic Bancorp and receive compensation from BFC and BankAtlantic Bancorp. While the Committee does not determine the compensation paid to Messrs. Levan and Abdo by BFC or BankAtlantic Bancorp, the Committee considers the fact that Messrs. Levan and Abdo each devote time to the operations of BFC and BankAtlantic Bancorp when determining the compensation the Company pays to them.
Role of Executive Officers in Compensation Decisions
The Committee makes all compensation decisions for the Named Executive Officers and the Company’s other executive officers and approves recommendations regarding equity awards to all of the Company’s employees. The Chief Executive Officer annually reviews the performance of each of the Named Executive Officers (other than himself, whose performance is reviewed by the Committee). The conclusions reached and recommendations based on these reviews, including those with respect to setting and adjusting base salary, annual cash incentive awards and stock option awards, are presented to the Committee. The Committee can exercise its discretion in modifying upward or downward any recommended amounts or awards to executive officers. In 2006, the Committee accepted without modification the recommendations of the Chief Executive Officer with respect to the base salary, annual cash incentive awards and stock option awards paid or to be paid by the Company to its executive officers.
Executive Officer Compensation Components
For the fiscal year ended December 31, 2006, the principal components of compensation for the Named Executive Officers were:
•	base salary;

•	the Company’s annual incentive and bonus program; and

•	long-term equity incentive compensation.
Base Salary
The Committee believes that the base salaries offered by the Company are competitive based on a review of market practices and the duties and responsibilities of each Named Executive Officer. In setting base salaries, the Committee periodically examines market compensation levels and trends observed in the market for executives of comparable experience and skills. Market information is used as an initial frame of reference for establishing and adjusting base salaries. The Committee believes that the Named Executive Officers’ base salaries should be competitive with those of other executives with comparable experience at organizations similar to the Company.
In addition to examining market compensation levels and trends, the Committee makes base salary decisions for the Named Executive Officers based on an annual review by the Committee with input and recommendations from the

Chief Executive Officer. The Committee’s review includes, among other things, the functional and decision-making responsibilities of each position, the significance of each Named Executive Officer’s specific area of individual responsibility to the Company’s financial performance and achievement of overall goals, and the contribution, experience and work performance of each Named Executive Officer.
With respect to base salary decisions for the Chief Executive Officer, the Committee made an assessment of Mr. Levan’s past performance as Chief Executive Officer and its expectations as to his future contributions to the Company, as well as the factors described above for the other Named Executive Officers, including examining market compensation levels and trends and evaluating his individual performance and the Company’s financial condition, operating results and attainment of strategic objectives. In evaluating the performance of Mr. Levan for purposes of not only his base salary, but also any cash bonus under the Company’s annual incentive program and stock option awards under the Company’s long-term equity incentive compensation program, the Committee considered the Company’s 2006 operating results and its financial condition. In its review, the Committee noted several specific items relative to Mr. Levan’s performance, including his leadership and critical assessment of the issues facing the Company.
The 2006 base salary of each of Messrs. Levan, Abdo and Scanlon increased approximately 4% from 2005. The 2006 base salary of Mr. Wiener, former Chief Executive Officer of Levitt and Sons, increased approximately 19% from 2005. Mr. Hegener’s 2006 base salary did not increase from 2005. For 2007, the Committee has approved increases of approximately 4% in Messrs. Levan’s and Abdo’s respective base salaries from 2006 and an increase of approximately 49% in Mr. Hegener’s base salary from 2006. The Committee has also approved a 2007 base salary of $175,000 for Mr. Scanlon, a decrease of approximately 39% from his 2006 base salary from the Company. However, Mr. Scanlon is also now serving as Chief Financial Officer of the Company’s parent, BFC, and will receive a salary of $175,000 in that capacity. Effective April 1, 2007, Mr. Weiner retired as Chief Executive Officer of Levitt and Sons, and accordingly he no longer serves as an executive officer of the Company. Mr. Weiner continues to serve the Company in a non-executive position.
Annual Incentive and Bonus Program
The Company’s annual incentive and bonus program is a cash bonus plan designed to promote high performance and achievement of shorter-term corporate strategic goals and initiatives, encourage the growth of shareholder value, and allow executives, including the Named Executive Officers, to participate in the growth and profitability of the Company. This program includes elements tied to the achievement of pre-established, objective individual and company-wide annual financial performance goals. These goals are established each year during the Company’s annual budget cycle, and the portion of an executive officer’s cash bonus under the plan that is related to financial performance goals varies upon the impact that he or she has on the overall corporate and respective division financial performance. The Company’s annual incentive program also includes a discretionary element tied to a subjective evaluation of overall performance in areas outside those that can be objectively measured from financial results. Each executive officer’s bonus is intended to take into account corporate and individual components, which are weighted according to the executive officer’s responsibilities.
The Company paid a bonus of $100,000 to Mr. Scanlon for his service to the Company during 2006, all of which was based on a subjective evaluation of overall performance in areas other than those that can be objectively measured from specific financial goals. While the other Named Executive Officers achieved many of the goals set for them, the objective financial criteria set for 2006 under the Company’s annual incentive program were not met and given the Company’s reduction in workforce and its goal of reducing expenses, in accordance with the Chief Executive Officer’s recommendation, no discretionary bonus was paid by the Company to Messrs. Levan, Abdo, Hegener or Weiner for their services to the Company during 2006. Because of the current challenging economic and market conditions, no objective financial criteria was set under the Company’s annual incentive and bonus program for 2007 and accordingly any bonus paid to the Named Executive Officers in 2007, which may range from 60% to 150% of base salary, will be paid at the discretion of the Committee based on a number of subjective factors, which may include Company performance, market conditions and the level of compensation paid to executives with similar responsibilities at comparable companies. As described above, effective April 1, 2007, Mr. Weiner ceased to be an executive officer of the Company and is not expected to receive a bonus under the Company’s annual incentive and bonus program for 2007.
In addition to being eligible for a cash bonus under the Company annual incentive and bonus program, the Named Executive Officers are eligible for a cash award under the Levitt Corporation Corporate Goal Bonus Plan (the

“Goals Plan”). The Goals Plan provides a quarterly payout to all of the Company’s employees, including the Named Executive Officers, in an amount equal to a percentage of not more than 6% of an employee’s quarterly base salary payable at the discretion of the Company after taking into account certain pre-established quarterly goals. In 2006, a total of $35,284 in cash was awarded to the Named Executive Officers under the Goals Plan as follows:

Alan B. Levan	$6,769
John E. Abdo	9,582
Paul J. Hegener	6,354
Elliott M. Wiener	8,195
George P. Scanlon	4,384
Long-Term Equity Incentive Compensation
The Company’s long-term equity incentive compensation program provides an opportunity for the Named Executive Officers, and the Company’s other executive officers, to increase their stake in the Company through grants of options to purchase shares of the Company’s Class A Common Stock and encourages executive officers to focus on long-term company performance by aligning the executive officers’ interests with those of the Company’s shareholders, since the ultimate value of such compensation is directly dependent on the stock price. The Committee believes that providing executive officers with opportunities to acquire an interest in the growth and prosperity of the Company through the grant of stock options enables the Company to attract and retain qualified and experienced executive officers and offer additional long-term incentives.
The Committee’s grant of stock options to executive officers is discretionary based on an assessment of the individual executive officer’s contribution to the success and growth of the Company, subject in any event to the limitations set by the Company’s Amended and Restated 2003 Stock Incentive Plan. Decisions by the Committee regarding grants of stock options to executive officers, including the Named Executive Officers (other than the Chief Executive Officer), are generally made based upon the recommendation of the Chief Executive Officer, the level of the executive officer’s position with the Company, an evaluation of the executive officer’s past and expected future performance, the number of outstanding and previously granted stock options to the executive officer and discussions with the executive officer.
In 2006, all of the Named Executive Officers were granted options to purchase shares of the Company’s Class A Common Stock, with an exercise price equal to the market value of such stock on the date of grant, and which vest on the fifth anniversary of the date of grant. The Committee believes that such stock options serve as a significant aid in the retention of executive officers, since these stock option awards do not vest until five years after the grant date.
Internal Revenue Code Limits on Deductibility of Compensation
Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to public corporations for compensation over $1,000,000 paid for any fiscal year to the corporation’s chief executive officer and four other most highly compensated executive officers as of the end of any fiscal year. However, the statute exempts qualifying performance-based compensation from the deduction limit if certain requirements are met.
The Committee believes that it is generally in the Company’s best interest to attempt to structure performance-based compensation, including stock option grants or performance-based restricted stock awards and annual bonuses, to executive officers who may be subject to Section 162(m) in a manner that satisfies the statute’s requirements for full tax deductibility for the compensation. However, the Committee also recognizes the need to retain flexibility to make compensation decisions that may not meet Section 162(m) standards when necessary to enable the Company to meet its overall objectives, even if the Company may not deduct all of the compensation. In an effort to meet the requirements of Section 162(m), the Company adopted its Performance-Based Annual Incentive Plan in 2004 to provide performance based goals for the payment of cash bonuses to certain Named Executive Officers. The objective criteria were not met in 2006. The bonus paid to Mr. Scanlon for his service to the Company during 2006 was paid based on subjective criteria. No assurance can be given that compensation paid by the Company in the future will satisfy the requirements for deductibility under Section 162(m).

Compensation Committee Report
The following Report of the Compensation Committee does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Company filing under the Securities Act of 1933 or the Exchange Act, except to the extent the Company specifically incorporates this Report by reference therein.
The Compensation Committee has reviewed and discussed the Company’s Compensation Discussion and Analysis with management. Based on this review and discussion, the Compensation Committee recommended to the Board of Directors that the Company’s Compensation Discussion and Analysis be included in this Annual Report on Form 10-K/A.
Submitted by the Members of the Compensation Committee:
S. Lawrence Kahn, III, Chairman
Alan Levy
William Nicholson
Compensation of Named Executive Officers
Summary Compensation Table — 2006
The following table sets forth certain summary information concerning compensation paid or accrued by the Company to or on behalf of the Named Executive Officers (as defined in the “Compensation Discussion and Analysis” section above) for the fiscal year ended December 31, 2006. Officers of the Company who also serve as officers or directors of affiliates receive compensation from such affiliates for services rendered on behalf of the affiliates.

							Change in
							Pension Value
							and Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
Name and Principal Position	Year	Salary	Bonus(1)	Awards	Awards(2)	Compensation	Earnings	Compensation(3)	Total
Alan B. Levan,	2006	$515,833	$6,769	$—	$371,370	$—	$—	$—	$893,972
Chief Executive Officer(4)
John E. Abdo,	2006	628,672	9,582	—	371,370	—	—	291,244	1,300,868
Vice Chairman(4)
Paul J. Hegener,	2006	403,092	6,354	—	185,685	—	—	16,600	611,731
President, Core Communities
Elliott Wiener,	2006	600,000	8,195	—	185,685	—	—	22,666	816,546
Chief Executive Officer, Levitt and Sons(5)
George P. Scanlon,	2006	283,708	104,384	—	185,685	—	—	8,800	582,577
Executive Vice President and Chief Financial Officer

(1)	Represents the discretionary component of cash awards under the Goals Plan. In addition, the amount reflected in the “Bonus” column for Mr. Scanlon includes a $100,000 payment under the Company’s annual incentive and bonus program which is tied to a subjective evaluation of overall performance. Both the Goals Plan and the Company’s annual incentive and bonus program are more fully described in the “Compensation Discussion and Analysis” section above.

(2)	All options are to purchase shares of the Company’s Class A Common Stock. Represents the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006, in accordance with FAS 123(R), without taking into account an estimate of forfeitures related to service-based vesting, of stock option grants, including amounts from awards granted prior to 2006. Other than with respect to forfeitures, of which there were none during 2006, assumptions used in the calculation of these amounts are included in footnote 4 to the Company’s audited financial statements for the fiscal year ended December 31, 2006 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2007. Additional information regarding these stock options awarded to the Named Executive Officers in 2006, including the grant date fair value of such stock options, is set forth in the “Grants of Plan-Based Awards — 2006” table below.

(3)	Items included under “All Other Compensation” for each of the Named Executive Officers are set forth in the table below:

		Management		Company
		Fees Paid to		Contributions
		Abdo	Insurance	to Retirement and	Auto
Name	Year	Companies, Inc.	Premiums	401(k) Plans	Allowance	Total
Alan B. Levan	2006	$—	$—	$—	$—	$—
John E. Abdo	2006	291,244	—	—	—	291,244
Paul J. Hegener	2006	—	—	8,800	7,800	16,600
Elliott Wiener	2006	—	7,866	8,800	6,000	22,666
George Scanlon	2006	—	—	8,800	—	8,800

Mr. Abdo is the principal shareholder and Chief Executive Officer of Abdo Companies, Inc.

Amounts included under “Insurance Premiums” include amounts paid to Mr. Weiner in connection with a life and accidental death and dismemberment policy plus long term disability coverage as well as amounts reimbursed to Mr. Weiner for medical expenses.

(4)	Each of Messrs. Levan and Abdo received non-qualified options to acquire 50,000 shares of Bluegreen’s common stock during 2006 at an exercise price of $12.07. The options vest on the fifth anniversary of the grant date and have a ten year term. The grant date fair value of the options computed in accordance with FAS 123(R) was $336,500.

(5)	Mr. Wiener was a party to an employment agreement dated July 19, 2001, as amended on August 28, 2006, pursuant to which the Company employed Mr. Wiener as Chief Executive Officer of Levitt and Sons. Effective April 1, 2007, Mr. Weiner retired as Chief Executive Officer of Levitt and Sons and began his service as Chairman Emeritus of Levitt and Sons. Additional information regarding this agreement, Mr. Wiener’s retirement as Chief Executive Officer of Levitt and Sons and Mr. Weiner’s service as Chairman Emeritus of Levitt and Sons is set forth under “Potential Payments upon Termination or Change-in-Control” below.

Grants of Plan-Based Awards-2006
The following table sets forth certain information concerning grants of awards to the Named Executive Officers pursuant to the Company’s non-equity incentive plans in the fiscal year ended December 31, 2006.

								All Other	All Other
								Stock	Option		Grant Date
								Awards:	Awards:	Exercise or	Fair Value
		Estimated Possible Payouts Under						Number of	Number of	Base Price	of Stock
		Non-Equity Incentive Plan						Shares of	Securities	of Option	and
		Awards(1)						Stock or	Underlying	Awards	Option
Name	Grant Date	Threshold		Target		Maximum		Units	Options(2)	($ / Sh)	Awards(3)
Alan B. Levan	7/24/2006	$	N/A	$	N/A	$	N/A	0	60,000	$13.06	$371,370
John E. Abdo(4)	3/27/2006		—		—		943,008	N/A	N/A	N/A	N/A
	7/24/2006		N/A		N/A		N/A	0	60,000	13.06	371,370
Paul J. Hegener(5)	3/27/2006		—		—		—	N/A	N/A	N/A	N/A
	7/24/2006		N/A		N/A		N/A	0	30,000	13.06	185,685
Elliott Wiener(6)	3/27/2006		—		—		—	N/A	N/A	N/A	N/A
	7/24/2006		N/A		N/A		N/A	0	30,000	13.06	185,685
George P. Scanlon	7/24/2006		N/A		N/A		N/A	0	30,000	13.06	185,685

(1)	Represents the estimated possible payouts of cash awards under the formula-based component of the Company’s annual incentive program which is tied to financial performance goals. The Named Executive Officers did not receive any payments under the formula-based component of the Company’s annual incentive program for 2006. The Company’s annual incentive program is more fully described in the “Compensation Discussion and Analysis” section above.

(2)	All options are to purchase shares of the Company’s Class A Common Stock, were granted under the Company’s Amended and Restated 2003 Stock Incentive Plan and vest on the fifth anniversary of the date of grant.

(3)	Represents the grant date fair value computed in accordance with FAS 123(R).

(4)	Mr. Abdo’s award under the formula-based component of the Company’s annual incentive program was to be paid based on the Company’s 2006 pre-tax income, not to exceed 150% of his base salary, subject to reduction in the sole discretion of the Compensation Committee. As the conditions for payment were not met, no payments were made to Mr. Abdo under the Company’s annual incentive program.

(5)	Mr. Hegener’s award under the formula-based component of the Company’s annual incentive program was to be paid based on Core Communities’ 2006 pre-tax earnings, subject to reduction in the sole discretion of the Compensation Committee. As the conditions for payment were not met, no payments were made to Mr. Hegener under the Company’s annual incentive program.

(6)	Mr. Wiener’s award under the formula-based component of the Company’s annual incentive program was to be paid based on Levitt and Sons’ 2006 pre-tax earnings, subject to reduction in the sole discretion of the Compensation Committee. As the conditions for payment were not met, no payments were made to Mr. Wiener under the Company’s annual incentive program.

Outstanding Equity Awards at Fiscal Year-End — 2006
The following table sets forth certain information regarding equity-based awards of the Company held by the Named Executive Officers as of December 31, 2006.

	Option Awards						Stock Awards
										Equity
									Equity	Incentive
				Equity					Incentive	Plan Awards:
				Incentive					Plan Awards:	Market or
				Plan Awards:				Market	Number of	Payout Value
	Number of	Number of		Number of			Number of	Value of	Unearned	of Unearned
	Securities	Securities		Securities			Shares or	Shares or	Shares, Units	Shares, Units
	Underlying	Underlying		Underlying			Units of	Units of	or Other	or Other
	Unexercised	Unexercised		Unexercised	Option	Option	Stock That	Stock That	Rights That	Rights That
	Options	Options		Unearned	Exercise	Expiration	Have Not	Have Not	Have Not	Have Not
Name	Exercisable	Unexercisable(1)		Options	Price	Date	Vested	Vested	Vested	Vested
Alan B. Levan		60,000	(2)	N/A	$20.15	1/2/2014	N/A	N/A	N/A	N/A
		40,000	(3)		32.13	7/22/22015
		60,000	(4)		13.06	7/24/2016
John E. Abdo		90,000	(2)	N/A	20.15	1/2/2014	N/A	N/A	N/A	N/A
		60,000	(3)		32.13	7/22/22015
		60,000	(4)		13.06	7/24/2016
Paul J. Hegener		45,000	(2)	N/A	20.15	1/2/2014
		30,000	(3)		32.13	7/22/22015
		30,000	(4)		13.06	7/24/2016
Elliott Wiener		45,000	(2)	N/A	20.15	1/2/2014	N/A	N/A	N/A	N/A
		30,000	(3)		32.13	7/22/22015
		30,000	(4)		13.06	7/24/2016
George P. Scanlon		25,000	(5)	N/A	23.40	8/23/2014	N/A	N/A	N/A	N/A
		30,000	(3)		32.13	7/22/22015
		30,000	(4)		13.06	7/24/2016

(1)	All options are to purchase shares of the Company’s Class A Common Stock.

(2)	Vests on January 2, 2009.

(3)	Vests on July 22, 2010.

(4)	Vests on July 24, 2011.

(5)	Vests on August 23, 2009.
Option Exercises — 2006
None of the Named Executive Officers exercised options to purchase shares of the Company’s common stock in the fiscal year ended December 31, 2006. However, in 2006, Messrs. Hegener and Weiner exercised options to purchase shares of BankAtlantic Bancorp’s Class A Common Stock, which options had net exercise values of $165,281 and $151,958, respectively. These options were granted to Messrs. Hegener and Wiener when the Company was a wholly-owned subsidiary of BankAtlantic Bancorp and continued to vest after the Company’s spin-off from BankAtlantic Bancorp.

Potential Payments upon Termination or Change-in-Control
Mr. Wiener was a party to an employment agreement dated July 19, 2001, as amended on August 28, 2006, pursuant to which the Company employed Mr. Wiener as Chief Executive Officer of Levitt and Sons through December 31, 2008. Mr. Wiener was entitled to an annual salary during the term of $600,000 and incentive compensation in an amount equal to a percentage of pretax earnings of Levitt and Sons as determined by mutual agreement provided that Levitt and Sons achieved a predetermined after tax return on equity. In addition, the employment agreement provided that Mr. Wiener would serve as Chairman Emeritus of Levitt and Sons after December 31, 2008, or at any time prior to that date at the election of Mr. Wiener or, in the event of Mr. Wiener’s disability, at the election of Levitt and Sons. Effective April 1, 2007, Mr. Weiner retired as Chief Executive Officer of Levitt and Sons and began serving as Chairman Emeritus of Levitt and Sons. Accordingly, Mr. Wiener is no longer an executive officer of the Company, but continues to serve the Company in a non-executive position. The term for Mr. Wiener’s service as Chairman Emeritus of Levitt and Sons will be for five years. Mr. Wiener will continue to receive his annual base salary of $600,000 during the period he serves as Chairman Emeritus of Levitt and Sons and will continue to be covered under certain benefit plans provided to other employees so long as Mr. Wiener remains eligible for such coverage. The annual value of the employee benefits to be provided to Mr. Wiener under the employment agreement is estimated to be approximately $35,000. Under certain instances, payments of base salary and for employee benefits may be delayed or suspended for a period of six months in order to meet certain requirements of Internal Revenue Code Section 409A. If Mr. Wiener dies during the term of his service as Chairman Emeritus, his estate will be entitled to payment of his compensation for a period of up to five years.
Compensation of Directors
The Compensation Committee recommends director compensation to the Board based on factors it considers appropriate and based on the recommendations of management. Each non-employee director receives $100,000 for service on the Board of Directors, payable in cash, restricted stock or non-qualified stock options, in such combinations as the directors may elect, provided that no more than $50,000 may be paid in cash. The restricted stock and stock options are granted in Class A Common Stock under the Levitt Corporation Amended and Restated 2003 Stock Incentive Plan. Restricted stock vests monthly over a 12-month service period beginning on July 1 of each year and stock options are fully vested on the date of grant, have a ten-year term and have an exercise price equal to the closing market price of the Class A Common Stock on the date of grant. The number of stock options and restricted stock granted is determined by the Company based on assumptions and formulas typically used to value these types of securities. No director receives additional compensation for attendance at Board or Committee meetings except as follows. Members of the Audit Committee receive an additional $10,000 per year for their service on that committee. The Chairman of the Audit Committee receives an additional fee of $15,000 per year for service as Chairman. The Chairman of the Compensation Committee and the Chairman of the Nominating/Corporate Governance Committee each receive an annual cash fee of $3,500. Other than the Chairmen, members of the Compensation Committee and the Nominating/Corporate Governance Committee do not receive additional compensation for service on those committees. Non-management directors who serve on the Investment Committee receive an additional fee of $15,000 per year. Directors who are also officers of the Company do not receive additional compensation for their service as directors or for attendance at Board or Committee meetings.

Director Compensation — 2006
The following table sets forth certain information regarding the compensation paid to the Company’s non-employee directors for their service during the fiscal year ended December 31, 2006.

					Change
					in Pension
					Value and
					Nonqualified
				Non-Equity	Deferred
	Fees Earned or	Stock	Option	Incentive Plan	Compensation	All Other
Name	Paid in Cash	Awards(1)(3)	Awards(2)(3)	Compensation	Earnings	Compensation	Total
James Blosser	$57,958	$—	$49,835	N/A	N/A	0	$107,793
Darwin Dornbush	50,000	—	49,835	N/A	N/A	0	99,835
S. Lawrence Kahn, III	53,500	29,992	29,897	N/A	N/A	0	113,389
Alan J. Levy	50,000	49,992	—	N/A	N/A	0	99,992
Joel Levy	60,835	—	49,835	N/A	N/A	0	110,670
William R. Nicholson	75,000	—	49,835	N/A	N/A	0	124,835
William Scherer	50,000	—	49,835	N/A	N/A	0	99,835

(1)	All restricted stock awards are in shares of the Company’s Class A Common Stock. The dollar amount represents the amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006, in accordance with FAS 123(R), without taking into account an estimate of forfeitures related to service-based vesting, of restricted stock grants, including amounts from awards granted prior to 2006. There were no forfeitures during 2006. The grant date fair value of the restricted stock awards computed in accordance with FAS 123(R) is $29,992 for Mr. Kahn and $49,992 for Mr. Alan Levy.

(2)	All options are to purchase shares of the Company’s Class A Common Stock. The dollar amount represents the amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006, in accordance with FAS 123(R), without taking into account an estimate of forfeitures related to service-based vesting, of stock option grants, including amounts from awards granted prior to 2006. Assumptions used in the calculation of these amounts are included in footnote 4 to the Company’s audited financial statements for the fiscal year ended December 31, 2006 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2007. There were no forfeitures during 2006. The grant date fair value of the stock option awards computed in accordance with FAS 123(R) is $49,835 for each of Messrs. Blosser, Dornbush, Nicholson, Scherer and Joel Levy and $29,897 for Mr. Kahn.

(3)	The table below sets forth the aggregate number of shares of restricted stock and the aggregate number of stock options held by each non-employee director as of December 31, 2006:

Name	Restricted Stock(1)	Stock Options(2)
James Blosser	—	18,774
Darwin Dornbush	1,565	15,376
S. Lawrence Kahn, III	3,116	13,584
Alan J. Levy	3,890	1,699
Joel Levy	939	17,415
William Nicholson	738	17,066
William Scherer	1,565	15,376

(1)	All restricted stock awards are in shares of the Company’s Class A Common Stock.

(2)	All options are to purchase shares of the Company’s Class A Common Stock.

Compensation Committee Interlocks and Insider Participation
The Board of Directors has designated Alan Levy, S. Lawrence Kahn, III and William Nicholson, none of whom are employees of the Company or any of its subsidiaries, to serve on the Compensation Committee. The Company’s Chairman and Vice Chairman are also executive officers of BFC, the Company’s controlling shareholder. In addition, the Company’s Chairman and Vice Chairman also serve as Chairman and Vice Chairman, respectively, of BankAtlantic Bancorp and Bluegreen, each of which is an affiliate of the Company. Each of the Company’s Chairman and Vice Chairman also receives compensation from BFC and BankAtlantic Bancorp and each was granted stock options by Bluegreen.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Principal Shareholders of the Company
The following table sets forth, as of April 18, 2007, certain information as to the Company’s Class A Common Stock and Class B Common Stock beneficially owned by persons owning in excess of 5% of the outstanding shares of such stock. Management knows of no person, except as listed below, who beneficially owned more than 5% of the Company’s outstanding Class A Common Stock or Class B Common Stock as of April 18, 2007. Except as otherwise indicated, the information provided in the following table was obtained from filings with the SEC and with the Company pursuant to the Exchange Act. Addresses provided are those listed in the filings as the address of the person authorized to receive notices and communications. For purposes of the table below and the table set forth under “Security Ownership of Management,” in accordance with Rule 13d-3 under the Exchange Act, a person is deemed to be the beneficial owner of any shares of common stock (1) over which he or she has or shares, directly or indirectly, voting or investment power, or (2) of which he or she has the right to acquire beneficial ownership at any time within 60 days after April 18, 2007. As used herein, “voting power” is the power to vote, or direct the voting of, shares and “investment power” includes the power to dispose, or direct the disposition of, such shares. Unless otherwise noted, each beneficial owner has sole voting and sole investment power over the shares beneficially owned.

		Amount and Nature
	Name and Address of	of Beneficial
Title of Class	Beneficial Owner	Ownership		Percent of Class
Class A Common Stock	NWQ Investment Management	4,530,917	(1)	24.35%
	2049 Century Park East
	16th Floor
	Los Angeles, CA 90067
	Advisory Research, Inc.	3,506,000	(2)	18.88
	180 North Stetson Street
	Suite 5500
	Chicago, IL 60601
	BFC Financial Corporation	2,074,244	(3)	11.15
	2100 West Cypress Creek Road
	Fort Lauderdale, Florida 33309
	Brandywine Asset Management, LLC	1,304,839	(4)	7.01
	Three Christina Centre
	201 N. Walnut Street
	Suite 1200
	Wilmington, DE 19801
	Capital Research & Management Co.	1,000,000	(5)	5.34
	333 South Hope Street
	55th Floor
	Los Angeles, CA 90071

		Amount and Nature
	Name and Address of	of Beneficial
Title of Class	Beneficial Owner	Ownership		Percent of Class
	Pennant Capital Management, LLC	947,850	(6)	5.09
	40 Main Street
	Chatham, NY 07928
	Barclays Global Investors N.A.	938,435	(7)	5.04
	45 Fremont Street
	San Francisco, CA 94105
Class B Common Stock	BFC Financial Corporation	1,219,031	(3)	100%
	2100 West Cypress Creek Road
	Fort Lauderdale, Florida 33309

(1)	NWQ Investment Management Company, LLC has sole voting power over 4,107,517 of such shares and sole dispositive power over all of such shares.

(2)	Advisory Research, Inc. has sole voting and dispositive power over all shares listed.

(3)	BFC has sole voting and dispositive power over all shares listed. BFC may be deemed to be controlled by Alan B. Levan and John E. Abdo, who collectively may be deemed to have an aggregate beneficial ownership of 52.7% of the outstanding common stock of BFC. Mr. Levan serves as Chairman and Chief Executive Officer of the Company and Chairman, President and Chief Executive Officer of BFC. Mr. Abdo serves as Vice Chairman of the Company and BFC.

(4)	Brandywine Global Investment Management, LLC has sole voting power over 1,292,329 of such shares and shared dispositive power over 1,304,839 of such shares.

(5)	Capital Research & Management Co. has sole voting and dispositive power over all shares listed.

(6)	Pennant Capital Management, LLC and Alan Fournier have shared voting and shared dispositive power over all shares listed.

(7)	Barclays Global Investors N.A. has sole voting power over 883,959 of such shares and sole dispositive power over all of such shares.

Security Ownership of Management
Listed in the table below are the outstanding shares of the Company’s Class A Common Stock and Class B Common Stock beneficially owned as of April 18, 2007 by (i) the Named Executive Officers, (ii) the Company’s directors as of such date and (iii) the Company’s directors and executive officers as of such date as a group. The address of all parties listed below is 2200 West Cypress Creek Road, Fort Lauderdale, Florida 33309.

	Class A	Class B	Percent of	Percent of
	Common Stock	Common Stock	Class A	Class B
	Ownership	Ownership	Common Stock	Common Stock
BFC Financial Corporation(1)	2,074,244	1,219,031	11.15%	100%
Alan B. Levan(1)(2)(3)	16,239	—	*	—
John E. Abdo(1)(3)(4)	13,460	—	*	—
Paul J. (“Pete”) Hegener	7,256	—	*	—
George P. Scanlon	0	—	*	—
Elliott M. Wiener	0	—	*	—
James J. Blosser(5)	18,774	—	*	—
Darwin C. Dornbush(5)	17,066	—	*	—
S. Lawrence Kahn, III(5)	17,200	—	*	—
Alan Levy(5)	5,589	—	*	—
Joel Levy(5)	18,354	—	*	—
William R. Nicholson(5)	21,904	—	*	—
William R. Scherer(5)	17,586	—	*	—
All directors and executive officers of the Company as a group (13 persons)(1)(6)	2,227,874	1,219,031	11.91%	100%

*	Less than one percent of class.

(1)	BFC may be deemed to be controlled by Alan B. Levan and John E. Abdo, who collectively may be deemed to have an aggregate beneficial ownership of 52.7% of the outstanding common stock of BFC. Mr. Levan serves as Chairman and Chief Executive Officer of the Company and Chairman, President and Chief Executive Officer of BFC. Mr. Abdo serves as Vice Chairman of the Company and BFC.

(2)	Includes beneficial ownership of 92 shares of the Company’s Class A Common Stock held indirectly.

(3)	Includes beneficial ownership of shares of the Company’s Class A Common Stock held in the BankAtlantic Security Plus Plan as a result of the spin-off of Levitt Corporation on December 31, 2003 as follows: Alan B. Levan — 2,772 shares; John E. Abdo — 9,744 shares.

(4)	Includes beneficial ownership of 5,052 shares of the Company’s Class A Common Stock held indirectly.

(5)	Includes beneficial ownership of the following shares of the Company’s Class A Common Stock, which may be acquired within 60 days pursuant to stock options: Darwin C. Dornbush — 15,376 shares; Alan J. Levy — 1,699 shares; Joel I. Levy — 17,415 shares; James J. Blosser — 18,774 shares; William R. Nicholson — 17,066 shares; William R. Scherer — 15,376 shares; and S. Lawrence Kahn, III — 13,584 shares.

(6)	Includes beneficial ownership of 99,290 shares of the Company’s Class A Common Stock, which may be acquired by the Company’s directors within 60 days pursuant to stock options held by them.

Equity Compensation Plan Information
Information with respect to the Company’s equity compensation plans is set forth in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2007.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
Review, Approval or Ratification of Transactions with Related Persons
The Board of Directors reviews and approves transactions in which the Company was or is to be a participant, the amount involved exceeded or will exceed $120,000 annually and any of the Company’s directors or executive officers, or their immediate family members, had or will have a direct or indirect material interest. When considering a related person transaction, the Company’s board of directors analyzes, among other factors it deems appropriate, whether such related person transaction was or is to be for the benefit of the Company and upon terms no less favorable to the Company than if the related person transaction was with an unrelated party. During 2006, no related person transaction occurred where this process was not followed.
Transactions with Related Persons
The Company and BankAtlantic Bancorp are under common control. The controlling shareholder of the Company and BankAtlantic Bancorp is BFC. BankAtlantic Bancorp is the parent company of BankAtlantic. The majority of BFC’s capital stock is owned or controlled by the Company’s Chairman and Chief Executive Officer, Alan B. Levan, and by the Company’s Vice Chairman, John E. Abdo, both of whom are also directors of the Company and executive officers and directors of each of BFC, BankAtlantic Bancorp and BankAtlantic. Mr. Levan and Mr. Abdo are the Chairman and Vice Chairman, respectively, of Bluegreen.
As previously reported, the Company, on January 30, 2007, entered into a definitive merger agreement with BFC which, if the transactions contemplated by such agreement are consummated, will result in the Company becoming a wholly-owned subsidiary of BFC. Completion of the merger remains subject to a number of conditions, including, without limitation, the approval of the merger agreement and the merger by the Company’s and BFC’s respective shareholders. If the merger is consummated, holders of the Company’s Class A Common Stock other than BFC will receive 2.27 shares of BFC Class A Common Stock for each share of the Company’s Class A Common Stock they hold at the effective time of the merger and cash in lieu of any fractional shares. The shares of the Company’s common stock held by BFC will be cancelled in the merger.
The Company, BFC, BankAtlantic Bancorp and Bluegreen entered into a shared services arrangement, pursuant to which BFC provides the Company, BankAtlantic Bancorp and Bluegreen with various executive and administrative services. In 2006, the Company paid $912,000 for risk management, investor relations and human resources services provided to the Company by BFC, including the sublease of office space which is leased by BFC from BankAtlantic Bancorp on a month-to-month basis. An additional $185,000 was paid in 2006 to BankAtlantic Bancorp for miscellaneous expense reimbursements and similar services provided in 2005.
The Company maintains securities sold under repurchase agreements at BankAtlantic. The balance in its accounts at December 31, 2006 was $4.6 million, and BankAtlantic paid interest to the Company on its accounts in 2006 of $436,000.
The Company utilizes the services of Conrad & Scherer, P.A., a law firm in which William R. Scherer, a member of the Company’s Board of Directors, is a member. The Company paid fees aggregating $470,000 to this firm during the year ended December 31, 2006.

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
Director Independence
The Board of Directors has determined that five of the Company’s directors—James Blosser, S. Lawrence Kahn, III, Alan Levy, Joel Levy, and William Nicholson—are “independent” as such term is defined in the listing standards of the New York Stock Exchange and applicable law relating to the independence of directors.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
The following table presents fees billed by PricewaterhouseCoopers LLP (“PwC”), the Company’s independent registered certified accounting firm for 2006 and 2005, relating to the audit of the Company’s annual consolidated financial statements for those years and fees billed by PwC relating to audit-related services, tax services and all other services rendered by PwC for those years.

	Fiscal 2006	Fiscal 2005
(In thousands)
Audit fees(1)	$1,060	$1,073
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

(1)	Includes primarily fees for services related to the Company’s annual financial statement audits, the 2006 and 2005 audit of effectiveness of internal control over financial reporting and review of quarterly financial statements filed in the Company’s Quarterly Reports on Form 10-Q. In addition, the 2005 amount includes additional billing of $300,000 which was incurred during 2006 as final settlement of fees for the 2005 audit.
All audit related services, tax services and other services were pre-approved by the Audit Committee, which concluded that the provision of such services by PwC was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions. Under its charter, the Audit Committee must review and pre-approve both audit and permitted non-audit services provided by the independent certified public accounting firm and shall not engage the independent certified public accounting firm to perform any non-audit services prohibited by law or regulation. Each year, the independent certified public accounting firm’s retention to audit the Company’s financial statements, including the associated fee, is approved by the Audit Committee. Under its current practices, the Audit Committee does not regularly evaluate potential engagements of the independent certified public accounting firm and approve or reject such potential engagements. At each Audit Committee meeting, the committee receives updates on the services actually provided by the independent auditor, and management may present additional services for pre-approval. The Audit Committee may delegate to the chairman of the committee the authority to evaluate and approve engagements on behalf of the Audit Committee in the event that a need arises for pre-approval between regular Audit Committee meetings. If the chairman so approves any such engagements, he will report that approval to the full Audit Committee at the next Audit Committee meeting.

The Audit Committee has determined that the provision of the services other than audit services, as described above, are compatible with maintaining the principal independent auditor’s independence.
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(a) DOCUMENTS FILED AS PART OF THIS ANNUAL REPORT ON FORM 10-K/A:
(3) EXHIBITS
The following exhibits are filed as a part of this Annual Report on Form 10-K/A:

Exhibit
Number	Description	Method of Filing

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.3	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEVITT CORPORATION
Date: April 27, 2007	By:	/s/ Alan B. Levan
Alan B. Levan,
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Alan B. Levan Alan B. Levan	Chairman of the Board and Chief Executive Officer	April 27, 2007

/s/ John E. Abdo John E. Abdo	Vice-Chairman of the Board	April 27, 2007

/s/Seth M. Wise Seth M. Wise	President	April 27, 2007

/s/ George P. Scanlon George P. Scanlon	Executive Vice President and Chief Financial Officer	April 27, 2007

/s/ Jeanne T. Prayther Jeanne T. Prayther	Chief Accounting Officer	April 27, 2007

/s/ James Blosser James Blosser	Director	April 27, 2007

/s/ Darwin C. Dornbush Darwin C. Dornbush	Director	April 27, 2007

/s/ S. Lawrence Kahn, III S. Lawrence Kahn, III	Director	April 27, 2007

/s/ Alan Levy Alan Levy	Director	April 27, 2007

/s/ Joel Levy Joel Levy	Director	April 27, 2007

/s/ William R. Nicholson William R. Nicholson	Director	April 27, 2007

/s/ William R. Scherer William R. Scherer	Director	April 27, 2007

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002