Form 10-Q
period 2007-03-31
LEVITT CORP
filed 2007-05-10
CIK 1218320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended MARCH 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to ________________
Commission file number: 001-31931
LEVITT CORPORATION
(Exact name of registrant as specified in its charter)

FLORIDA	11-3675068
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2200 W. Cypress Creek Road,
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐           No ☒
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 5, 2007
Class A common stock, $0.01 par value	18,612,042
Class B common stock, $0.01 par value	1,219,031

Levitt Corporation and Subsidiaries
Index to Unaudited Consolidated Financial Statements

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
Levitt Corporation
Consolidated Statements of Financial Condition — Unaudited
(In thousands, except share data)

	March 31,	December 31,
	2007	2006
Assets
Cash and cash equivalents	$60,550	48,391
Restricted cash	312	1,397
Inventory of real estate	836,303	822,040
Investment in Bluegreen Corporation	108,615	107,063
Property and equipment, net	87,444	78,675
Other assets	27,968	33,100

Total assets	$1,121,192	1,090,666

Liabilities and Shareholders’ Equity

Accounts payable, accrued liabilities and other	$71,039	85,123
Customer deposits	32,358	42,696
Current income tax payable	985	3,905
Notes and mortgage notes payable	586,712	530,651
Junior subordinated debentures	85,052	85,052

Total liabilities	776,146	747,427

Shareholders’ equity:
Preferred stock, $0.01 par value
Authorized: 5,000,000 shares
Issued and outstanding: no shares	—	—

Class A Common Stock, $0.01 par value
Authorized: 50,000,000 shares
Issued and outstanding: 18,612,042 and 18,609,024 shares, respectively	186	186

Class B Common Stock, $0.01 par value
Authorized: 10,000,000 shares
Issued and outstanding: 1,219,031 shares	12	12

Additional paid-in capital	185,133	184,401
Retained earnings	157,333	156,219
Accumulated other comprehensive income	2,382	2,421

Total shareholders’ equity	345,046	343,239

Total liabilities and shareholders’ equity	$1,121,192	1,090,666

See accompanying notes to unaudited consolidated financial statements.

Levitt Corporation
Consolidated Statements of Operations — Unaudited
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2007	2006
Revenues:
Sales of real estate	$141,742	125,543
Other revenues	2,497	1,951

Total revenues	144,239	127,494

Costs and expenses:
Cost of sales of real estate	112,908	102,055
Selling, general and administrative expenses	32,906	26,755
Other expenses	482	626

Total costs and expenses	146,296	129,436

Earnings (loss) from Bluegreen Corporation	1,744	(49)
Earnings from real estate joint ventures	3	—
Interest and other income	2,339	889

Income (loss) before income taxes	2,029	(1,102)
(Provision) benefit for income taxes	(779)	442

Net income (loss)	$1,250	(660)

Earnings (loss) per share:
Basic	$0.06	(0.03)

Diluted	$0.06	(0.03)

Weighted average common shares outstanding:
Basic	19,826	19,821

Diluted	19,837	19,821

Dividends declared per common share:
Class A common stock	$0.02	0.02
Class B common stock	$0.02	0.02
See accompanying notes to unaudited consolidated financial statements.

Levitt Corporation
Consolidated Statements of Comprehensive Income (loss) — Unaudited
(In thousands)

	Three Months
	Ended March 31,
	2007	2006
Net income (loss)	$1,250	(660)

Other comprehensive income:
Pro-rata share of unrealized (loss) gain recognized by Bluegreen Corporation on retained interests in notes receivable sold	(64)	267
Benefit (provision) for income taxes	25	(103)

Pro-rata share of unrealized (loss) gain recognized by Bluegreen Corporation on retained interests in notes receivable sold (net of tax)	(39)	164

Comprehensive income (loss)	$1,211	(496)

See accompanying notes to unaudited consolidated financial statements.

Levitt Corporation
Consolidated Statement of Shareholders’ Equity — Unaudited
Three Months Ended March 31, 2007
(In thousands)

							Accumulated
							Compre-
			Class A	Class B	Additional		hensive
	Class A	Class B	Common	Common	Paid-In	Retained	Income
	Shares	Shares	Stock	Stock	Capital	Earnings	(Loss)	Total
Balance at December 31, 2006	18,609	1,219	$186	12	184,401	156,219	2,421	343,239

Net income	—	—	—	—	—	1,250	—	1,250

Pro-rata share of unrealized loss recognized by Bluegreen on sale of retained interests, net of tax	—	—	—	—	—	—	(39)	(39)

Issuance of Bluegreen common stock, net of tax	—	—	—	—	(79)	—	—	(79)

Cash dividends declared	—	—	—	—	—	(396)	—	(396)

Share based compensation related to stock options and restricted stock	—	—	—	—	811	—	—	811

Issuance of restricted common stock	3	—	—	—	—	—	—	—

Cumulative impact of change in accounting for uncertainties in income taxes (FIN 48 - See Note 11)	—	—	—	—	—	260	—	260

Balance at March 31, 2007	18,612	1,219	$186	12	185,133	157,333	2,382	345,046

Levitt Corporation
Consolidated Statements of Cash Flows — Unaudited
(In thousands)

	Three Months Ended
	March 31,
	2007	2006
Operating activities:
Net income (loss)	$1,250	(660)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	906	550
Change in deferred income taxes	(945)	(236)
(Earnings) loss from Bluegreen Corporation	(1,744)	49
Earnings from unconsolidated trust	(55)	(33)
Earnings from real estate joint ventures	(3)	—
Share-based compensation expense related to stock options and restricted stock	811	706
Impairment of long lived assets	282	—
Changes in operating assets and liabilities:
Restricted cash	1,085	661
Inventory of real estate	(14,638)	(94,105)
Notes receivable	4,076	178
Other assets	3,031	1,056
Customer deposits	(10,338)	5,395
Accounts payable, accrued expenses and other liabilities	(17,004)	(15,951)

Net cash used in operating activities	(33,286)	(102,390)

Investing activities:
Investment in and advances to real estate joint ventures	(144)	(402)
Distributions of capital from real estate joint ventures	5	138
Distributions from consolidated trusts	55	33
Capital expenditures	(9,332)	(2,640)

Net cash used in investing activities	(9,416)	(2,871)

Financing activities:
Proceeds from notes and mortgage notes payable	117,407	136,660
Repayment of notes and mortgage notes payable	(61,346)	(68,568)
Repayment of notes and mortgage notes payable to affiliates	—	(223)
Payments for debt offering costs	(804)	—
Cash dividends paid	(396)	(398)

Net cash provided by financing activities	54,861	67,471

Increase (decrease) in cash and cash equivalents	12,159	(37,790)
Cash and cash equivalents at the beginning of period	48,391	113,562

Cash and cash equivalents at the end of period	$60,550	75,772

Levitt Corporation
Consolidated Statements of Cash Flows — Unaudited
(In thousands)

	For the Three Months
	Ended March 31,
	2007	2006
Supplemental cash flow information
Interest paid on borrowings, net of amounts capitalized	$(254)	(500)
Income taxes paid	4,370	12,200

Supplemental disclosure of non-cash operating, investing and financing activities:
Change in shareholders’ equity resulting from pro-rata share of unrealized (loss) gain recognized by Bluegreen on sale of retained interests, net of tax	$(39)	164
Change in shareholders’ equity resulting from the issuance of Bluegreen common stock, net of tax	$(79)	(60)
Decrease in inventory from reclassification to property and equipment	$93	6,554
Increase in deferred tax liability due to cumulative impact of change in accounting for uncertainties in income taxes (FIN 48 — see Note 11)	$260	—
See accompanying notes to unaudited consolidated financial statements.

Levitt Corporation
Notes to Unaudited Consolidated Financial Statements
1.     Presentation of Interim Financial Statements
     Levitt Corporation (including its subsidiaries, the “Company”) engages in real estate activities through its Homebuilding and Land Divisions, and Other Operations. The Homebuilding Division operates through Levitt and Sons, LLC (“Levitt and Sons”), which primarily develops single and multi-family home and townhome communities specializing in both active adult and family communities in Florida, Georgia, Tennessee and South Carolina. The Land Division consists of the operations of Core Communities, LLC (“Core Communities”), which develops master-planned communities. Other Operations include Levitt Commercial, LLC (“Levitt Commercial”), a developer of industrial properties; the operations at Levitt Corporation (“Parent Company”); investments in real estate and real estate joint ventures; and an equity investment in Bluegreen Corporation (“Bluegreen”), a New York Stock Exchange-listed company engaged in the acquisition, development, marketing and sale of vacation ownership interests in primarily “drive-to” resorts, as well as residential home sites located around golf courses and other amenities.
     The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-segment transactions have been eliminated in consolidation. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The year end balance sheet data was derived from the audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the Company’s consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2006.
2.     Stock Based Compensation
     On May 11, 2004, the Company’s shareholders approved the 2003 Levitt Corporation Stock Incentive Plan and on May 16, 2006 the Company’s shareholders approved an amendment to this plan which is currently named the Amended and Restated 2003 Stock Incentive Plan (the “Plan). The maximum number of shares of the Company’s Class A Common Stock, that may be issued for restricted stock awards and upon the exercise of options under the Plan is 3,000,000 shares.
     The maximum term of options granted under the Plan is 10 years. The vesting period for each option grant is established by the Compensation Committee of the Board of Directors and for employees is generally five years utilizing cliff vesting and for directors the option awards are immediately vested. Option awards issued to date become exercisable based solely on fulfilling a service condition. Since the inception of the Plan there have been no expired stock options.
     The Company follows Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“FAS 123R”). This Statement requires companies to expense the estimated fair value of stock options and similar equity instruments issued to employees over the vesting period in their statement of operations. The Company uses the modified prospective method which requires the Company to record compensation expense over the vesting period for all awards granted after January 1, 2006, and for the unvested portion of stock options that were outstanding at January 1, 2006.
     The fair values of options granted are estimated on the date of their grant using the Black-Scholes option pricing model based on certain assumptions. The fair value of the Company’s stock option awards, which are primarily subject to five year cliff vesting, is expensed over the vesting life of the stock options under the straight-line method. During the three months ended March 31, 2006, no stock option awards were granted by the Company. During the three months ended March 31, 2007, options to acquire 37,500 shares of Class A Common Stock were granted by the Company. The fair value of each option granted was estimated using the following assumptions:

Expected volatility	40.05%-42.58%
Expected dividend yield	.58%-.73%
Risk-free interest rate	4.58%-4.88%
Expected life	7.5 years
Forfeiture rate — executives	5%
Forfeiture rate — non- executives	10%
     Non-cash stock compensation expense related to stock options for the three months ended March 31, 2007 amounted to approximately $791,000 with an income tax benefit of $202,251 and for the three months ended March 31, 2006 amounted to $651,000 with an income tax benefit of $175,000.
     The Company also grants restricted stock, which is valued based on the market price of the common stock on the date of grant and normally vests over a one-year period for directors and a five-year period for employees. Compensation expense arising from restricted stock grants is recognized using the straight-line method over the vesting period. Unearned compensation for restricted stock is a component of additional paid-in capital in shareholders’ equity in the unaudited consolidated statements of financial condition. Non-cash stock compensation expense related to restricted stock for the three months ended March 31, 2007 and 2006 amounted to $20,000 and $55,000, respectively.
3.     Inventory of Real Estate
     Inventory of real estate is summarized as follows (in thousands):

	March 31,	December 31,
	2007	2006
Land and land development costs	$578,010	566,459
Construction costs	166,464	172,682
Capitalized interest	55,883	47,752
Other costs	35,946	35,147

	$836,303	822,040

     Reflected in the above inventory balance are approximately $32.5 million and $33.3 million of impairment reserves at March 31, 2007 and December 31, 2006, respectively. Due to the downturn in the homebuilding market, the Company monitors projected future cash flows of inventory on a quarterly basis to determine if additional impairment charges are needed. In the three months ended

March 31, 2007 impairment charges amounted to approximately $282,000 due to estimated price reductions on some bulk home sales that are expected to occur in the second quarter of 2007 as well as to adjust the reserve for a land sale that occurred in April 2007 reflecting the final terms of the contract.
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

	Three Months Ended
	March 31,
	2007	2006
Interest incurred	$13,006	8,029
Interest capitalized to property and equipment	(450)	—
Interest capitalized to inventory	(12,556)	(8,029)

Interest expense, net	$—	—

Interest included in cost of sales	$4,425	2,594

     For fixed assets under construction, interest associated with these assets is capitalized as incurred and will be relieved to expense through depreciation once the asset is put into use.
5.     Investment in Bluegreen Corporation
     At March 31, 2007, the Company owned approximately 9.5 million shares of the common stock of Bluegreen Corporation representing approximately 31% of Bluegreen’s outstanding common stock. The Company accounts for its investment in Bluegreen under the equity method of accounting. The cost of the Bluegreen investment is adjusted to recognize the Company’s interest in Bluegreen’s earnings or losses. The difference between a) the Company’s ownership percentage in Bluegreen multiplied by its earnings and b) the amount of the Company’s equity in earnings of Bluegreen as reflected in the Company’s financial statements relates to the amortization or accretion of purchase accounting adjustments made at the time of the acquisition of Bluegreen’s stock.

     Bluegreen’s unaudited condensed consolidated balance sheets and unaudited condensed consolidated statements of income are as follows (in thousands):
Unaudited Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2007	2006
Total assets	$887,382	854,212

Total liabilities	$511,739	486,487
Minority interest	16,336	14,702
Total shareholders’ equity	359,307	353,023

Total liabilities and shareholders’ equity	$887,382	854,212

Unaudited Condensed Consolidated Statements of Income

	Three Months Ended
	March 31,	March 31,
	2007	2006
Revenues and other income	$146,882	147,105
Cost and other expenses	136,646	139,528

Income before minority interest and provision for income taxes	10,236	7,577
Minority interest	1,634	1,022

Income before provision for income taxes	8,602	6,555
Provision for income taxes	(3,269)	(2,524)

Income before cumulative effect of change in accounting principle	5,333	4,031
Cumulative effect of change in accounting principle, net of tax	—	(4,494)

Net income (loss)	$5,333	(463)

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
6.     Debt
     Notes and mortgage notes payable increased $56.1 million since December 31, 2006 mainly due to borrowings under existing credit facilities to support the Company’s operations and working capital needs.
     On February 28, 2007, Core Communities of South Carolina, LLC, a wholly owned subsidiary of Core Communities entered into a $50.0 million revolving credit facility for construction financing for the development of the Tradition South Carolina master planned community. The facility is due and payable on February 28, 2009 and is subject to a one year extension upon compliance with the conditions set forth in the agreement. The loan is collateralized by 1,829 gross acres of land and the related improvements, easements as well as assignments of rents and leases. A payment guarantee for the loan amount was provided by Core Communities. The loan accrues interest at the bank’s prime rate and is payable monthly. The loan documents include customary conditions to funding, collateral release and acceleration provisions and financial, affirmative and negative covenants.
     On March 21, 2007, Levitt and Sons entered into a $100.0 million revolving working capital, land acquisition, development and residential construction borrowing base facility agreement and borrowed $30.2 million under the facility. The proceeds were used to finance the intercompany sale of a 150 acre parcel in Tradition South Carolina from Core Communities (by repaying outstanding acquisition indebtedness on the property owed to Core Communities) and to refinance a $15.0 million line of credit. The facility is collateralized by a mortgage on the 150 acre parcel in Tradition South Carolina and by a guarantee of the Company. The Company’s guarantee of the $15.0 million working capital component of the facility is collateralized by a pledge of the Company’s membership interest in Levitt and Sons. The guarantee and the pledge of the membership interest can be released by payment in full of any amounts outstanding under the $15.0 million working capital component. The facility is due and payable on March 21, 2011 and may be extended for an additional year at the discretion of the financial institution at the anniversary date of the facility. Interest accrues under the facility at the Prime Rate and is payable monthly.

7.     Commitments and Contingencies
     At March 31, 2007, the Company had a commitment to purchase property for development for $14.2 million. Should the Company decide not to purchase the underlying property, its liability would be limited to the amount of the deposit, which was approximately $400,000 at March 31, 2007. There is no assurance that the Company will consummate the purchase pursuant to the terms of the contract, or at all. Management reviews its commitments to ensure they continue to be in line with the Company’s objectives. The following table summarizes certain information relating to this outstanding purchase contract:

	Purchase		Expected
	Price	Units	Closing
Homebuilding Division	$14.2 million	690 Units	2008
     At March 31, 2007, the Company had outstanding surety bonds and letters of credit of approximately $112.6 million related primarily to obligations to various governmental entities to construct improvements in various communities. The Company estimates that approximately $69.6 million of work remains to complete these improvements and does not believe that any outstanding bonds or letters of credit will likely be drawn.
8.     Earnings (loss) per Share
     Basic earnings (loss) per common share is computed by dividing earnings attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per common share is computed in the same manner as basic earnings (loss) per share, but it also gives consideration to (a) the dilutive effect of the Company’s stock options and restricted stock using the treasury stock method and (b) the pro rata impact of Bluegreen’s dilutive securities (stock options and convertible securities) on the amount of Bluegreen’s earnings (losses) that the Company recognizes. For the three months ended March 31, 2006 common stock equivalents related to the Company’s stock options and unvested restricted stock amounted to 11,897 shares and were not considered because their effect would have been antidilutive. In addition, for the three months ended March 31, 2007 and 2006, 1,837,598 and 1,258,666 shares of common stock equivalents, respectively, at various prices were not included in the computation of diluted earnings (loss) per common share because the exercise prices were greater than the average market price of the common shares and, therefore, their effect would be antidilutive.

The following table presents the computation of basic and diluted earnings (loss) per common share (in thousands, except for per share data):

	Three Months Ended
	March 31,
	2007	2006
Numerator:
Basic earnings (loss) per common share:
Net income (loss) — basic	$1,250	(660)

Diluted earnings (loss) per common share:
Net income (loss) — basic	$1,250	(660)
Pro rata share of the net effect of Bluegreen dilutive securities	(12)	—

Net income (loss) — diluted	$1,238	(660)

Denominator:
Basic average shares outstanding	19,826	19,821
Net effect of stock options assumed to be exercised	11	—

Diluted average shares outstanding	19,837	19,821

Earnings (loss) per common share:
Basic	$0.06	(0.03)
Diluted	$0.06	(0.03)
9.     Dividends
     On January 22, 2007, the Company’s Board of Directors declared a cash dividend of $0.02 per share on its Class A common stock and Class B common stock, which was paid to all shareholders of record on February 9, 2007.
10.     Other Revenues
     For the three months ended March 31, 2007, the Company classified lease and rental income, marketing fees and irrigation revenue as other revenues. Prior periods have been reclassified from interest and other income to conform to the current presentation. The following table summarizes other revenues detail information (in thousands):

	Three Months Ended
	March 31,
	2007	2006
Other revenues
Mortgage & title operations	$722	1,008
Lease/rental income	894	618
Marketing fees	631	180
Irrigation revenue	250	145

	$2,497	1,951

11.     Income Taxes
     The Company adopted the provisions of FASB Interpretation No. 48 — “Accounting for Uncertainty in Income Taxes — an interpretation of FASB No. 109” (“FIN 48”) on January 1, 2007. FIN 48 provides guidance for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. FIN 48 substantially changes the accounting policy for uncertain tax positions. As a result of the implementation of FIN 48, the Company recognized a decrease of $260,000 in the liability for unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007 balance of retained earnings. As of the adoption date, the Company had gross tax affected unrecognized tax benefits of $2.0 million of which $0.2 million, if recognized, would affect the effective tax rate. There have been no significant changes to these amounts during the quarter ended March 31, 2007.
     The Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense. The Company had approximately $200,000 and $170,000 for the payment of interest and penalties accrued at March 31, 2007 and December 31, 2006, respectively.
     The Company and its subsidiaries, as appropriate, files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal or state and local income tax examinations by tax authorities for tax years before 2003. In the first quarter of 2007, the Internal Revenue Service (IRS) commenced an examination of the Company’s U.S. income tax return for 2004 and the review is anticipated to be completed by the end of 2007. As of March 31, 2007, the IRS was in the planning stage of its examination and the Company is unable to evaluate whether additional tax payments will be required to be made upon the completion of the examination.

12.      Other Expenses and Interest and Other Income
     Other expenses and interest and other income are summarized as follows (in thousands):

	Three Months Ended
	March 31,
	2007	2006
Other expenses
Title and mortgage operations expenses	$482	626
Interest and other income
Interest income	$719	785
Forfeited deposits	1,429	22
Other income	191	82

Total interest and other income	$2,339	889

     The Company recorded $1.4 million in forfeited deposits in the three months ended March 31, 2007 resulting from increased cancellations of home sale contracts.
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
     The Company’s Homebuilding segment consists of the operations of Levitt and Sons and the Land segment consists of the operations of Core Communities. The Other Operations segment consists of the activities of Levitt Commercial, the Company’s Parent Company operations, earnings (losses) from investments in Bluegreen and other real estate investments and joint ventures.

     The following tables present segment information as of and for the three months ended March 31, 2007 and 2006 (in thousands).

Three Months Ended			Other
March 31, 2007	Homebuilding	Land	Operations	Eliminations	Total
Revenues
Sales of real estate	$134,169	777	6,574	222	141,742
Other revenues	722	1,502	293	(20)	2,497

Total revenues	134,891	2,279	6,867	202	144,239

Costs and expenses
Cost of sales of real estate	107,603	72	5,501	(268)	112,908
Selling, general and administrative expenses	20,305	4,365	8,236	—	32,906
Interest expense	—	215	—	(215)	—
Other expenses	482	—	—	—	482

Total costs and expenses	128,390	4,652	13,737	(483)	146,296

Earnings from Bluegreen Corporation	—	—	1,744	—	1,744
Earnings (loss) from joint ventures	16	—	(13)	—	3
Interest and other income	1,654	947	258	(520)	2,339

Income (loss) before income taxes	8,171	(1,426)	(4,881)	165	2,029
(Provision) benefit for income taxes	(3,211)	568	1,864	—	(779)

Net income (loss)	$4,960	(858)	(3,017)	165	1,250

Inventory of real estate	$667,195	195,394	10,079	(36,365)	836,303

Total assets	$698,419	286,431	173,657	(37,315)	1,121,192

Total debt	$427,827	144,931	99,006	—	671,764

Three Months Ended			Other
March 31, 2006	Homebuilding	Land	Operations	Eliminations	Total
Revenues
Sales of real estate	$118,275	7,272	—	(4)	125,543
Other revenues	1,008	620	337	(14)	1,951

Total revenues	119,283	7,892	337	(18)	127,494

Costs and expenses
Cost of sales of real estate	96,497	5,019	642	(103)	102,055
Selling, general and administrative expenses	17,572	2,786	6,397	—	26,755
Other expenses	626	—	—	—	626

Total costs and expenses	114,695	7,805	7,039	(103)	129,436

Loss from Bluegreen Corporation	—	—	(49)	—	(49)
Interest and other income	177	368	345	(1)	889

Income (loss) before income taxes	4,765	455	(6,406)	84	(1,102)
(Provision) benefit for income taxes	(1,754)	(137)	2,364	(31)	442

Net income (loss)	$3,011	318	(4,042)	53	(660)

Inventory of real estate	$553,905	147,910	14,492	(17,496)	698,811

Total assets	$583,589	213,109	173,396	(17,527)	952,567

Total debt	$338,347	64,350	73,142	—	475,839

     In the ordinary course of business certain intersegment loans are entered into and interest is recorded at current borrowing rates. All interest expense and interest income associated with these intersegment loans are eliminated in consolidation .
14.     Parent Company Financial Statements
     The Parent Company relies on dividends from its subsidiaries to fund its operations, including debt service obligations relating to its Investment Notes and Junior Subordinated Debentures. The Investment Notes and the Junior Subordinated Debentures are direct unsecured obligations of Levitt Corporation, are not guaranteed by the Company’s subsidiaries and are not secured by any assets of the Company or its subsidiaries. The Company would be restricted from paying dividends to its common shareholders in the event of a default on either the Investment Notes or Junior Subordinated Debentures, and restrictions on the Company’s subsidiaries’ ability to remit dividends to Levitt Corporation could result in such a default if the Company does not have available funds to service those obligations.
     Some of the Company’s subsidiaries have borrowings which contain covenants that, among other things, require the subsidiary to maintain certain financial ratios and a minimum net worth. These covenants may have the effect of limiting the amount of debt that the subsidiaries can incur in the future and restricting the payment of dividends from subsidiaries to the Company. At March 31, 2007 and 2006, the Company was in compliance with all loan agreement financial covenants.
     The accounting policies for the Parent Company are generally the same as those policies described in the summary of significant accounting policies outlined in the Annual Report on Form 10-K. The Parent Company’s interest in its consolidated subsidiaries is reported under equity method accounting for purposes of this presentation.
     The Parent Company unaudited condensed statements of financial condition at March 31, 2007 and December 31, 2006, and unaudited condensed statements of operations for the three months ended March 31, 2007 and 2006 are shown below (in thousands):
Condensed Statements of Financial Condition

	March 31,	December 31,
	2007	2006
Total assets	$452,936	454,074

Total liabilities	$107,890	110,835
Total shareholders’ equity	345,046	343,239

Total liabilities and shareholders’ equity	$452,936	454,074

Condensed Statements of Operations

	Three Months
	Ended March 31,
	2007	2006
Earnings (loss) from Bluegreen Corporation	$1,744	(49)
Other revenues	246	331
Costs and expenses	8,265	6,249

Loss before income taxes	(6,275)	(5,967)
Benefit for income taxes	2,347	2,177

Net loss before undistributed earnings from consolidated subsidiaries	(3,927)	(3,790)
Earnings from consolidated subsidiaries, net of income taxes	5,178	3,130

Net income (loss)	$1,250	(660)

     Cash dividends recorded from subsidiaries were $9.4 million and $5.0 million for the three months ended March 31, 2007 and 2006, respectively.
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
     Pursuant to the terms of a shared services agreement between the Company and BFC certain administrative services, including human resources, investor and public relations, are provided to the Company by BFC on a percentage of cost basis. The total amounts for occupancy and these services paid in the three months ended March 31, 2007 and 2006 were $139,000 and $200,000, respectively, and may not be representative of the amounts that would be paid in an arms-length transaction.
     On January 31, 2007, the Company announced that it had entered into a definitive merger agreement with BFC, pursuant to which the Company would, upon consummation of the merger, become a wholly owned subsidiary of BFC. Under the terms of the merger agreement, holders of the Company’s Class A Common Stock (other than BFC) will be entitled to receive 2.27 shares of BFC Class A Common Stock for each share of the Company’s Class A Common Stock held by them and cash in lieu of any fractional shares of BFC Class A Common Stock that they otherwise would be entitled to receive in connection with the merger. Further, under the terms of the merger agreement, options to purchase, and restricted stock awards, of shares of the Company’s Class A Common Stock will be converted into options to purchase, and restricted stock awards, as applicable, of shares of BFC Class A Common Stock with appropriate adjustments. BFC Class A Common Stock is listed for trading on the NYSE Arca Stock Exchange under the symbol “BFF”. The merger agreement contains certain customary representations, warranties and covenants on the part of the Company and BFC, and the consummation of the merger is subject to a number of customary closing and termination conditions as well as the approval of both the Company’s and BFC’s shareholders. Further, in addition to the shareholder approvals required by Florida law, the merger will also be subject to the approval of the holders of the Company’s Class A Common Stock other than BFC and certain other shareholders.
     The Company maintains securities sold under repurchase agreements at BankAtlantic. The balances in its accounts at March 31, 2007 and March 31, 2006 were $2.7 million and $17.0 million, respectively. BankAtlantic paid interest to the Company on its accounts for the three months ended March 31, 2007 and 2006 of $40,000 and $142,000, respectively.
16.     New Accounting Pronouncements
     In November 2006, the FASB issued Emerging Issues Task Force Issue No. 06-8, Applicability of the Assessment of a Buyers Continuing Investment under FASB Statement No. 66, Accounting for Sales of Real Estate , for Sales of Condominiums, (“EITF 06-8”). EITF 06-8 establishes that a company should evaluate the adequacy of the buyer’s continuing investment in determining whether to recognize profit under the percentage-of-completion method. EITF 06-8 is effective for the first annual reporting period beginning after March 15, 2007 (our fiscal year beginning January 1, 2008). The effect of this EITF is not expected to be material to the Company’s financial statements.
     In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (“FAS 159”). FAS 159 permits companies to measure many financial instruments and certain other items at fair value. This Statement is effective for fiscal years beginning after November 15, 2007 (the Company’s fiscal year beginning January 1, 2008). The adoption of FAS 159 is not expected to be material to the Company’s consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (our fiscal year beginning January 1, 2008), and interim periods within those fiscal years. The Company is currently reviewing the effect of SFAS 157 and does not expect the adoption to have an effect on the financial condition or results of operations of the Company.
17.     Litigation
     On February 28, 2007 and March 1, 2007, two identical complaints were filed in the 17th Judicial Circuit in and for Broward County, Florida against the Company, the members of the Company’s Board of Directors and BFC Financial Corporation (“BFC”) in (i) Samuel Flamholz, on behalf of himself and all others similarly situated, v. James Blosser, Darwin Dornbush, Alan B. Levan, William Scherer, S. Lawrence Kahn, III, Joel Levy, John E. Abdo, William Nicholson, Alan J. Levy, Levitt Corporation, and BFC Financial Corp. and (ii) Elaine Mount, on behalf of herself and all others similarly situated, v. James Blosser, Darwin Dornbush, Alan B. Levan, William Scherer, S. Lawrence Kahn, III, Joel Levy, John E. Abdo, William Nicholson, Alan J. Levy, Levitt Corporation, and BFC Financial Corp., respectively. Each complaint relates to the previously reported definitive merger agreement entered into by the Company and BFC, pursuant to which the Company would, if the merger is consummated, become a wholly-owned subsidiary of BFC. The complaints allege that the members of the Company’s Board of Directors breached their fiduciary duty to the Company’s minority shareholders by approving the merger agreement with BFC. However, the merger will be consummated only if, as required by Florida law, it is approved by the holders of a majority of the outstanding shares of the Company’s Class A Common Stock (of which BFC holds only approximately 11%) and, as required by the terms of the merger agreement, it is approved by the holders of a majority of the Company’s Class A Common Stock voted at the meeting without counting the shares of the Company’s Class A Common Stock voted by BFC. In both complaints, the plaintiffs seek to enjoin the merger or, if it is completed, to rescind it. The Company believes the lawsuits are without merit.
18.     Subsequent Events
     On May 1, 2007, the Company’s Registration Statement on Form S-3 for the offering from time to time of up to $200 million of subordinated investment notes was declared effective by the SEC. No subordinated investment notes have been sold to date, and there is no assurance that the full $200 million of subordinated investment notes, if any, will be sold.
     On May 7, 2007, the Company filed a Registration Statement on Form S-3 in connection with a proposed distribution to the Company’s shareholders of rights to purchase up to $200 million of additional shares of the Company’s Class A Common Stock. In the event that the Company’s or BFC’s shareholders do not approve the merger between the Company and BFC or such merger is not consummated for any reason, the Company expects to proceed with the rights offering. The Company will not proceed with the rights offering if the merger is consummated.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The objective of the following discussion is to provide an understanding of the financial condition and results of operations of Levitt Corporation and its wholly owned subsidiaries (“Levitt”, or the “Company”) as of and for the three months ended March 31, 2007 and 2006. The Company may also be referred to as “we,” “us,” or “our.” We engage in real estate activities through our homebuilding, land development and other real estate activities through Levitt and Sons, LLC (“Levitt and Sons”), Core Communities, LLC (“Core Communities”) and other operations, which includes Levitt Commercial, LLC (“Levitt Commercial”), operations at Levitt Corporation (“Parent Company”), an investment in Bluegreen Corporation (“Bluegreen”) and investments in real estate projects through subsidiaries and joint ventures. Acquired in December 1999, Levitt and Sons is a developer of single and multi-family home and townhome communities and condominiums for active adults and families in Florida, Georgia, Tennessee and South Carolina. Core Communities develops master-planned communities and is currently developing Tradition, Florida, which is located in Port St. Lucie, Florida, and Tradition, South Carolina, which is located in Hardeeville, South Carolina. Tradition, Florida encompasses more than 8,200 total acres, including approximately five miles of frontage on Interstate 95, and Tradition South Carolina currently encompasses approximately 5,400 acres with 1.5 million square feet of commercial space. Levitt Commercial specializes in the development of industrial properties. Bluegreen, a New York Stock Exchange-listed company in which we own approximately 31% of the outstanding common stock, is engaged in the acquisition, development, marketing and sale of vacation ownership interests in primarily “drive-to” vacation resorts, and the development and sale of golf communities and residential land.
     Some of the statements contained or incorporated by reference herein include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act” ), that involve substantial risks and uncertainties. Some of the forward-looking statements can be identified by the use of words such as “anticipate,” “believe,” “estimate,” “may,” “intend,” “expect,” “will,” “should,” “seek” or other similar expressions. Forward-looking statements are based largely on management’s expectations and involve inherent risks and uncertainties. In addition to the risks identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, you should refer to the other risks and uncertainties discussed throughout this document for specific risks which could cause actual results to be significantly different from those expressed or implied by those forward-looking statements. Some factors which may affect the accuracy of the forward-looking statements apply generally to the real estate industry, while other factors apply directly to us. Any number of important factors could cause actual results to differ materially from those in the forward-looking statements including: the impact of economic, competitive and other factors affecting the Company and its operations; the market for real estate in the areas where the Company has developments, including the impact of market conditions on the Company’s margins and the fair value of our real estate inventory; the accuracy of the estimated fair value of our real estate inventory and the potential for further write-downs or impairment charges; the need to offer additional incentives to buyers to generate sales; the effects of increases in interest rates; cancellations of existing sales contracts and the ability to consummate sales contracts included in the Company’s backlog; the Company’s ability to realize the expected benefits of its expanded platform and technology investments; the Company’s ability to timely deliver homes from backlog, shorten delivery cycles and improve operational and construction efficiency; the realization of cost savings associated with reductions of workforce and the ability to limit overhead and costs commensurate with sales; the Company’s ability to maintain sufficient liquidity in the event of a prolonged downturn in the housing market; the Company’s ability to access additional capital on acceptable terms, if at all, including through BFC Financial Corporation (“BFC”); and the Company’s success at managing the risks involved in the foregoing. Many of these factors are beyond our control. The Company cautions that the foregoing factors are not exclusive.
Executive Overview
     Our operations are concentrated in the real estate industry, which is cyclical in nature. In addition, the majority of our inventory is located in the State of Florida. Our homebuilding operations sell residential housing while our land development business sells land to residential builders as well as commercial developers, and on occasion internally develops commercial real estate and enters into lease arrangements. In the three months ended March 31, 2007, we continued to experience the dramatic slowdown in our homebuilding business. Excess supply, particularly in previously strong markets like Florida, in part driven by a significant decline in demand and speculative activity by investors, has led to the continued downward pressure on pricing for residential homes and land. Based on a project by project assessment of local market conditions, existing backlog and available remaining inventory, we offered various sales incentives to our customers in the first quarter of 2007, and continue to aggressively reduce prices in the second quarter of 2007 on select inventory to increase sales. These current pricing strategies will negatively impact gross margins in the future. Similarly, the market for residential land in Florida remains soft, and our Land Division did not record any sales in the three months ended March 31, 2007. It is expected that in the near term, an increasing percentage of revenue will come from commercial land sales in Florida and residential land sales in South Carolina.
     We are focused on efforts to maintain sufficient liquidity in order to withstand this downturn by aligning field staffing levels with current and anticipated market conditions and implementing cost saving initiatives throughout the organization. We also are closely monitoring capital spending for land development and looking at opportunities to sell various land positions.
Financial and Non-Financial Metrics
     We evaluate our performance and prospects using a variety of financial and non-financial metrics. The key financial metrics utilized to evaluate historical operating performance include revenues from sales of real estate, margin (which we measure as revenues from sales of real estate minus cost of sales of real estate), margin percentage (which we measure as margin divided by revenues from sales of real estate), income before taxes, net income and return on equity. We also continue to evaluate and monitor selling, general and administrative expenses as a percentage of revenue. Non-financial metrics used to evaluate historical performance include the number and value of net orders executed, the number of cancelled contracts and resulting spec inventory, the number of housing starts and the number of homes delivered. In evaluating our future prospects, management considers non-financial information such as the number of homes and acres in backlog (which we measure as homes or land subject to an executed sales contract) and the aggregate value of those contracts as well as cancellation rates of homes in backlog. Additionally, we monitor the number of properties remaining in inventory and under contract to be purchased relative to our sales and construction trends. Our ratio of debt to shareholders’ equity and cash requirements are also considered when evaluating our future prospects, as are general economic factors and interest rate trends. Each of the above metrics is discussed in the following sections as it relates to our operating results, financial position and liquidity. These metrics are not an exhaustive list, and management may from time to time utilize different financial and non-financial information or may not use all of the metrics mentioned above.

Homebuilding Overview
     The homebuilding environment continued to deteriorate during the first quarter of 2007 as increased inventory levels combined with weakened consumer demand for housing negatively affects sales, deliveries and margins throughout the industry. We delivered fewer homes in the first quarter of 2007, as compared to the same period of 2006 due to these difficult market conditions, and experienced decreased sales and increased cancellation rates on homes in backlog.
     We entered 2007 with a substantially lower backlog compared to the December 31, 2005 level. The backlog decreased reflecting fewer units in combination with lower average selling prices on net orders. The decrease in the number of units is due to the number of closings of homes exceeding the level of sales activity in the three months ended March 31, 2007 as well as the cancellation of contracts by buyers. The decrease in sales resulted in a decrease in construction starts in the three months ended March 31, 2007 compared to the three months ended March 31, 2006. In addition, sales prices in the current market have experienced downward pressure associated with pricing incentives necessary to mitigate the imbalance in housing supply and increased competition. We offered price incentives in the first quarter of 2007 and expect to aggressively offer even more incentives as well as reduce sales prices throughout 2007 in order to attract buyers to our communities. We also continue to monitor our cancellation rates of homes in backlog and work with our customers to convert backlog into deliveries.
Land Division Overview
     The Land Division continued developing land in its two master-planned communities; Tradition, South Carolina and Tradition, Florida. Tradition, Florida encompasses more than 8,200 total acres, including approximately 5,800 net saleable acres. Approximately 1,757 acres had been sold to date and 37 acres were subject to firm sales contracts with various purchasers as of March 31, 2007. Tradition, South Carolina, encompasses almost 5,400 total acres , including approximately 3,000 net saleable acres and is currently entitled for up to 9,500 residential units and 1.5 million square feet of commercial space. Approximately 37 acres were subject to firm sales contracts with various purchasers as of March 31, 2007 as this project is still in the beginning stages of development.
     While traffic at the information center at Tradition, Florida has slowed in connection with the overall slowdown in the Florida homebuilding market, interest in commercial property appears to have maintained its strength in the first quarter of 2007, and interest in the South Carolina residential market appears to not be impacted as severely as the Florida residential market. In addition to sales of parcels to homebuilders, the Land Division plans to continue to expand its commercial operations through sales to developers and to internally develop certain projects for leasing to third parties.

Critical Accounting Policies and Estimates
     Critical accounting policies are those policies that are important to the understanding of our financial statements and may also involve estimates and judgments about inherently uncertain matters. In preparing our financial statements, management makes estimates and assumptions that affect the amounts reported in the financial statements. These estimates require the exercise of judgment, as future events cannot be determined with certainty. Accordingly, actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in subsequent periods relate to revenue and cost recognition on percent complete projects, reserves and accruals, impairment reserves of assets, valuation of real estate, estimated costs to complete of construction, reserves for litigation and contingencies and deferred tax valuation allowances. The accounting policies that we have identified as critical to the portrayal of our financial condition and results of operations are: (a) real estate inventories; (b) investments in unconsolidated subsidiaries; (c) homesite contracts and consolidation of variable interest entities; (d) revenue recognition; (e) capitalized interest; (f) income taxes; (g) impairment of long-lived assets; and (h) accounting for stock-based compensation. For a more detailed discussion of these critical accounting policies see “Critical Accounting Policies” appearing in our Annual Report on Form 10-K for the year ended December 31, 2006.
CONSOLIDATED RESULTS OF OPERATIONS

	Three Months
	Ended March 31,
	2007	2006	Change
(In thousands)
Revenues
Sales of real estate	$141,742	125,543	16,199
Other revenues	2,497	1,951	546

Total revenues	144,239	127,494	16,745

Costs and expenses
Cost of sales of real estate	112,908	102,055	10,853
Selling, general and administrative expenses	32,906	26,755	6,151
Other expenses	482	626	(144)

Total costs and expenses	146,296	129,436	16,860

Earnings (loss) from Bluegreen Corporation	1,744	(49)	1,793
Earnings from joint ventures	3	—	3
Interest and other income	2,339	889	1,450

Income (loss) before income taxes	2,029	(1,102)	3,131
(Provision) benefit for income taxes	(779)	442	(1,221)

Net income (loss)	$1,250	(660)	1,910

For the Three Months Ended March 31, 2007 Compared to the Same 2006 Period:
     We earned consolidated net income of $1.3 million for the three months ended March 31, 2007, which represented an increase of $1.9 million as compared to a consolidated net loss of $660,000 for the same period in 2006. The increase in net income is the result of increases in average sales prices of homes delivered by our Homebuilding Division, increases in sales of real estate associated with Other Operations, as well as increases in interest and other income related to forfeited deposits. Additionally, Bluegreen Corporation experienced net earnings in the three months ended

March 31, 2007 in comparison to a net loss in the same period in 2006. These increases were partially offset by increases in selling, general and administrative costs incurred by all segments.
     Our revenues from sales of real estate increased 12.9% to $141.7 million for the quarter ended March 31, 2007 from $125.5 million for the same 2006 period. This increase was primarily attributable to the increase in the Homebuilding Division sales of real estate. In the three months ended March 31, 2007, a land sale of $11.1 million was recorded by the Homebuilding Division, as compared to no land sales recorded during the same period in 2006, and the average sales price on homes delivered increased from $269,000 to $340,000. The increase in the average sales price of homes was offset in part by a decrease in the number of homes delivered from 439 units in the three months ended March 31, 2006 to 362 units in the three months ended March 31, 2007. Revenues for the three months ended March 31, 2007 also reflect sales of flex warehouse properties as Levitt Commercial delivered 17 flex warehouse units at its remaining development project, generating revenues of $6.6 million. Levitt Commercial did not deliver any units during the three months ended March 31, 2006.
     Other revenues increased to $2.5 million for the three months ended March 31, 2007 from $2.0 million for the same period in 2006. This was due to increased rental income associated with the leasing of certain commercial properties, increased revenues relating to irrigation services provided to both homebuilders and the residents of Tradition, Florida, and marketing income associated with Tradition, Florida.
     Cost of sales increased 10.6% to $112.9 million during the three months ended March 31, 2007, as compared to the same 2006 period. The increase in cost of sales was due to increased sales of real estate recorded by Other Operations and the Homebuilding Division which included costs related to an $11.1 million land sale. These costs were offset in part by a decline in construction costs due to fewer homes being delivered. Cost of sales as a percentage of related revenue was approximately 79.7% for the three months ended March 31, 2007, as compared to approximately 81.3% for the same period in 2006, due mainly to the increased margins on homes delivered by the Homebuilding Division. In the three months ended March 31, 2007, the Homebuilding Division delivered 362 units at a margin of 21.6%, and completed a land sale that was fully reserved for in prior periods which as a result generated no margin, as compared with the delivery of 439 units at a margin of 18.4% and no land sales during the same period in 2006.
     Selling, general and administrative expenses increased $6.2 million to $32.9 million during the three months ended March 31, 2007 compared to $26.8 million during the same period in 2006 primarily as a result of higher employee compensation and benefits, increased advertising and marketing costs, increased depreciation and professional services expenditures. The increase in employee compensation and benefits of $2.4 million is mainly due to the addition of several senior management positions with higher salaries and increased sales commissions related to higher revenues in the three months ended March 31, 2007 compared to the three months ended March 31, 2006. Compensation amounts also include severance related charges in the amount of approximately $400,000 related to a reduction in force that occurred in February 2007. These increases were partially offset by a decrease in full time employees to 581 at March 31, 2007, from 679 at March 31, 2006. Advertising and other marketing expenses increased $1.5 million related to efforts to attract buyers in a challenging homebuilding market. Depreciation expense increased due to the amortization of software costs in the three months ended March 31, 2007 while no software costs were depreciated in the three months ended March 31, 2006 as the system was not implemented until October 2006. In addition, depreciation expense increased due to an increase in commercial development properties in our Land Division. Lastly, fees for professional services increased relating to the pending merger with BFC and increased legal costs. As a percentage of total revenues, selling, general and administrative expenses increased to 22.8% during the three months ended March 31, 2007, from 21.0% during the same 2006.
     Interest incurred and capitalized totaled $13.0 million for the 2007 period and $8.0 million for the 2006 period. Interest incurred was higher due to higher outstanding balances of notes and mortgage notes payable, as well as an increase in the average interest rate on our debt. At the time of home closings and land sales, the capitalized interest allocated to such inventory is charged to cost of sales. Cost of sales of real estate for the three months ended March 31, 2007 and 2006 included previously capitalized interest of approximately $4.4 million and $2.6 million, respectively. The increase is primarily attributable to the increased debt balance attributable to funding inventory expenditures.
     Other expenses for the three months ended March 31, 2007 decreased to $482,000 from $626,000 for the same period in 2006, and consisted solely of mortgage operations expense. The decrease reflected fewer home deliveries during the quarter ended March 31, 2007 as compared to 2006.
     Bluegreen reported net income for the three months ended March 31, 2007 of $5.3 million, as compared to a net loss of $463,000 for the same period in 2006. In the first quarter of 2006, Bluegreen adopted Statement of Position 04-02, Accounting for Real Estate Time-Sharing Transactions (“SOP 04-02”), and recorded a one-time, non-cash, cumulative effect of change in accounting principle charge of $4.5 million, which accounted for a significant portion of the decline in earnings. Our interest in Bluegreen’s earnings, was $1.7 million for the 2007 period compared to our interest in Bluegreen’s loss of $49,000 for the 2006 period. At March 31, 2007 and 2006, the 9.5 million shares of Bluegreen that we own represented approximately 31% of the outstanding shares of Bluegreen.
     Interest and other income increased from $889,000 during the three months ending March 31, 2006 to $2.3 million during the same period in 2007. This change was primarily related to an increase in forfeited deposits of $1.4 million resulting from increased cancellations of home sale contracts.

HOMEBUILDING DIVISION RESULTS OF OPERATIONS

	Three Months
	Ended March 31,
	2007	2006	Change
(Dollars in thousands)
Revenues
Sales of real estate	$134,169	118,275	15,894
Other revenues	722	1,008	(286)

Total revenues	134,891	119,283	15,608

Costs and expenses
Cost of sales of real estate	107,603	96,497	11,106
Selling, general and administrative expenses	20,305	17,572	2,733
Other expenses	482	626	(144)

Total costs and expenses	128,390	114,695	13,695

Earnings from joint ventures	16	—	16
Interest and other income	1,654	177	1,477

Income before income taxes	8,171	4,765	3,406
Provision for income taxes	(3,211)	(1,754)	(1,457)

Net income	$4,960	3,011	1,949

Homes delivered (units)	362	439	(77)
Construction starts (units)	254	390	(136)
Average selling price of homes delivered (a)	$340	269	71
Margin percentage on homes delivered (a)	21.6%	18.4%	3.2%
Net orders (units)	159	506	(347)
Net orders (value)	$43,900	169,387	(125,487)
Backlog of homes (units)	1,045	1,859	(814)
Backlog of homes (value)	$359,029	608,437	(249,408)

(a)	Calculation for the three months ended March 31, 2007 excludes $11.1 million land sale, which generated no margin. No comparable land sales occurred in the three months ended March 31, 2006.
For the Three Months Ended March 31, 2007 Compared to the Same 2006 Period:
     The value of net orders decreased to $43.9 million for the three months ended March 31, 2007, from $169.4 million for the same period in 2006. The average sales price of net orders decreased 17.6% to $276,000 for the three months ended March 31, 2007, from $335,000 during the same 2006 period. Lower selling prices are primarily a reflection of higher sales incentives and the need to reduce prices in certain markets in order to remain competitive in a deteriorating homebuilding market. Additionally, 36.5% of our net orders were generated from our Tennessee operations, which have historically yielded lower average sales prices. During the three months ended March 31, 2007, net orders decreased to 159 units reflecting gross orders of 285 offset by cancellations of 126. During the three months ended March 31, 2006, gross orders of 585 were offset by cancelled orders of 79, resulting in net orders of 506. The decrease in net orders was the result of slow market conditions as traffic trended downward and conversion rates slowed. Construction starts decreased in line with net orders for the above mentioned reasons.
     Revenues from sales of real estate increased to $134.2 million during the three months ended March 31, 2007, compared to $118.3 million during the same 2006 period. Included in this revenue was $11.1 million from a sale of land in our Tennessee operations that management decided to not develop further. During the three months ended March 31, 2007, 362 homes were delivered at an average sales price of $340,000 as compared to 439 homes delivered at an average price of $269,000 during the three months ended March 31, 2006. The increase in the average price of our homes delivered was due to the mix of homes delivered as the 2007 closings occurred in regions with higher average sales prices.

     Cost of sales increased 11.5% to $107.6 million during the three months ended March 31, 2007, as compared to $96.5 million during the same period in 2006. Included in cost of sales was $11.1 million in cost of sales associated with the land sale in Tennessee. No margin was generated on this transaction as this sale was fully reserved as of December 31, 2006. Excluding this land sale, cost of sales remained relatively unchanged.
     Margin percentage on homes delivered (which we define as sales of real estate associated with home sales minus cost of sales for those homes, divided by home sales) increased from 18.4% in the first quarter of 2006 to 21.6% during the first quarter of 2007. The increase was primarily attributable to the geographic mix of deliveries by the Homebuilding Division as deliveries of homes in Tennessee, which historically have lower margins than in the Florida markets served by the Homebuilding Division, comprised approximately 13% of the deliveries in the three months ended March 31, 2007 while in the same period in 2006 this region accounted for 30% of the deliveries. Margins are expected to decline in the future as a result of aggressive pricing strategies in Florida.
     Selling, general and administrative expenses increased $2.7 million to $20.3 million during the three months ended March 31, 2007 compared to $17.6 million during the same period in 2006 primarily as a result of higher employee compensation and benefits and increased advertising and marketing costs. The increase in employee compensation and benefits of $1.7 million is mainly due to the addition of several senior management positions with higher salaries partially offset by the decrease in full time employees to 460 at March 31, 2007 from 580 at March 31, 2006. Compensation and benefits also increased due to increased sales commissions related to higher revenues in the three months ended March 31, 2007 compared to the three months ended March 31, 2006. Compensation amounts also include severance related charges in the amount of approximately $400,000 related to a reduction in force that occurred in February 2007. Advertising and other marketing expenses increased $786,000 related to efforts to attract buyers to our communities in a challenging homebuilding market.
     Interest and other income increased from $177,000 during the three months ending March 31, 2006 to $1.7 million during the same period in 2007. This change was primarily related to income resulting from forfeited deposits of $1.4 million associated with buyers’ cancellation of purchase contracts. The increase in forfeited deposits resulted from increased cancellations of home sale contracts.
     Interest incurred and capitalized totaled $8.4 million and $5.3 million for the three months ended March 31, 2007 and 2006, respectively. Interest incurred increased as a result of an increase in the average interest rate on our variable-rate borrowings as well as an increase of $89.5 million in our borrowings from March 31, 2006 to March 31, 2007. Most of our variable-rate borrowings are indexed to the Prime Rate, which increased to 8.25% at March 31, 2007, from 7.75% at March 31, 2006. At the time of home closings and land sales, the capitalized interest allocated to such inventory is charged to cost of sales. Cost of sales of real estate for the three months ended March 31, 2007 and 2006 included previously capitalized interest of approximately $3.6 million and $2.0 million, respectively.

LAND DIVISION RESULTS OF OPERATIONS

	Three Months
	Ended March 31,
	2007	2006	Change
(Dollars in thousands)
Revenues
Sales of real estate (a)	$777	7,272	(6,495)
Other revenues	1,502	620	882

Total revenues	2,279	7,892	(5,613)

Costs and expenses
Cost of sales of real estate	72	5,019	(4,947)
Selling, general and administrative expenses	4,365	2,786	1,579
Interest expense	215	—	215

Total costs and expenses	4,652	7,805	(3,153)

Interest and other income	947	368	579

(Loss) income before income taxes	(1,426)	455	(1,881)
Benefit (provision) for income taxes	568	(137)	705

Net (loss) income	$(858)	318	(1,176)

Acres sold	—	56	(56)
Margin percentage (a)	90.7%	31.0%	59.7
Unsold saleable acres	6,871	7,231	(360)
Acres subject to sales contracts — Third parties	74	195	(121)
Aggregate sales price of acres subject to sales contracts to third parties	$21,124	33,717	(12,593)

(a)	For the three months ended March 31, 2007, there were no land sales recorded. Sales of real estate and margin percentage relate to revenues from look back provisions and recognition of deferred revenue associated with sales in prior periods.
     The Land Division currently has two master planned communities being developed for sale: Tradition, Florida and Tradition, South Carolina. In the three months ended March 31, 2006, sales in the Land Division’s original master planned community in St. Lucie West were winding down with final sales completed in the second quarter of 2006. Additionally, the Land Division generates ancillary revenue from commercial leasing and provides irrigation services and marketing services to the homebuilders who purchase developed property in our master planned communities.
     The master-planned community in Tradition, Florida encompasses more than 8,200 total acres, including approximately 5,800 net saleable acres. Approximately 1,757 acres have been sold as of March 31, 2007 and 37 acres were subject to firm sales contracts in Tradition, Florida with various homebuilders as of March 31, 2007. Tradition, South Carolina, encompasses almost 5,400 total acres, including approximately 3,000 net saleable acres and is currently entitled for 9,500 residential units and 1.5 million feet of commercial space, in addition to recreational areas, educational facilities and emergency services. Approximately 37 acres were subject to firm sales contracts in Tradition, South Carolina with various homebuilders as of March 31, 2007. Due to the nature and size of individual land transactions, our Land Division results are subject to significant volatility. We have historically realized between 40.0% and 60.0% margin on Land Division sales. Margins on land sales may not remain at these levels given the current downturn in the real estate markets where our master planned communities are located and the decrease in demand we are continuing to experience. Margins will fluctuate based upon changing sales prices and costs attributable to the land sold, as well as the potential impact of revenue deferrals associated with percentage of completion accounting. In addition to the impact of economic and market factors on the sales price of land, the sales price of land sold varies depending upon: the location; the parcel size; whether the parcel is sold as raw land, partially developed land or individually developed lots; the degree to which the land is entitled; and whether the designated use of land is residential or commercial. The cost of sales of real estate is dependent upon the original cost of the land acquired, the timing of the acquisition of the land, and the amount of land development, interest and real estate tax costs capitalized to the particular land parcel during active development. Allocations to costs of sales include an estimate of future costs of development, which can vary over time due to labor and material cost increases, master plan design changes and regulatory modifications and involve significant management judgment. Accordingly, allocations are subject to change based on factors which are in many instances beyond management’s control. Future margins will continue to vary based on these and other market factors.
For the Three Months Ended March 31, 2007 Compared to the Same 2006 Period:
     Revenues decreased 89.3% to $777,000 during the three months ended March 31, 2007, compared to $7.3 million during the same period in 2006. Revenue for the three months ended March 31, 2007 was comprised of “look back” provisions of $415,000 and recognition of deferred revenue totaling $362,000, of which $223,000 was inter-segment. “Look back” revenue relates to incremental revenue received from homebuilders that purchased land based on the final resale price to the homebuilder’s customer. Certain of the Land Division’s contracts contain these provisions. There were no costs associated with the look back provisions since these costs were fully expensed at the time of closing. In the three months ended March 31, 2006, 56 acres consisting of finished lots were sold in Tradition, Florida at a margin percentage of 31%, while no land sales occurred during the three months ended March 31, 2007.
     Other revenues increased to $1.5 million for the three months ended March 31, 2007, as compared to $620,000 during the same quarter in 2006. This was due to increased rental income associated with commercial leasing of certain properties, increased revenues relating to irrigation services provided to both homebuilders and the residents of Tradition, Florida, and marketing income associated with Tradition, Florida.
     Cost of sales decreased $4.9 million to $72,000 during the three months ended March 31, 2007, as compared to $5.0 million for the same 2006 period. The decrease in cost of sales was due primarily to no land sales recognized in the three months ended March 31, 2007 as described above in the revenue discussion.
     Selling, general and administrative expenses increased 56.7% to $4.4 million during the three months ended March 31, 2007 as a result of higher employee compensation and benefits and other general and administrative costs. Full time employees increased to 60 at March 31, 2007, from 47 at March 31, 2006, as additional personnel were added to support our commercial leasing and irrigation services and to support the development activity in Tradition, South Carolina. General and administrative costs increased related to increased legal expenditures and increased marketing and advertising costs needed to maintain visibility to attract buyers in Florida and establish a market presence in South Carolina.
     Interest incurred for the three months ended March 31, 2007 and 2006 was $2.8 million and $1.3 million, respectively. Interest capitalized totaled $2.6 million for the three months ended March 31, 2007 as compared to $1.3 million during the same 2006 period. The difference in the interest incurred and capitalized in the three months ended March 31, 2007 of approximately $215,000 was attributable to funds borrowed by Core Communities but then loaned to the Parent Company. The capitalization of this interest occurred at the Parent Company level and all intercompany interest expense and income was eliminated on a consolidated basis. Interest incurred was higher due to higher outstanding balances of notes and mortgage notes payable, as well as due to an increase in the average interest rate on variable-rate debt. Most of Core Communities’ variable-rate debt is indexed to various LIBOR rates, which increased from March 31, 2006 to March 31, 2007. Cost of sales of real estate for the three months ended March 31, 2007 did not include previously capitalized interest, as compared to $23,000 for the three months ended March 31, 2006.
     The increase in interest and other income from $368,000 for the three months ended March 31, 2006 to $947,000 for the same period in 2007 is primarily related to interest income relating to intercompany loans and notes receivable which are eliminated in consolidation.
OTHER OPERATIONS RESULTS OF OPERATIONS

	Three Months
	Ended March 31,
	2007	2006	Change
(In thousands)
Revenues
Sales of real estate	$6,574	—	6,574
Other revenues	293	337	(44)

Total revenues	6,867	337	6,530

Costs and expenses
Cost of sales of real estate	5,501	642	4,859
Selling, general and administrative expenses	8,236	6,397	1,839

Total costs and expenses	13,737	7,039	6,698

Earnings (loss) from Bluegreen Corporation	1,744	(49)	1,793
Loss from real estate joint ventures	(13)	—	(13)
Interest and other income	258	345	(87)

Loss before income taxes	(4,881)	(6,406)	1,525
Benefit for income taxes	1,864	2,364	(500)

Net loss	$(3,017)	(4,042)	1,025

     Other Operations include all other Company operations, including Levitt Commercial, Parent Company general and administrative expenses, earnings (loss) from our investment in Bluegreen and (losses) from investments in various real estate projects and trusts. We currently own approximately 9.5 million shares of the common stock of Bluegreen, which represented approximately 31% of Bluegreen’s outstanding shares as of March 31, 2007. Under equity method accounting, we recognize our pro-rata share of Bluegreen’s net income or loss (net of purchase accounting adjustments) as pre-tax earnings. Bluegreen has not paid dividends to its shareholders; therefore, our earnings represent only our claim to the future distributions of Bluegreen’s earnings. Accordingly, we record a deferred tax liability on our portion of Bluegreen’s net earnings (loss). Our earnings in Bluegreen increase or decrease concurrently based on Bluegreen’s results. Furthermore, a significant reduction in Bluegreen’s financial position could result in an impairment charge against our future results of operations.

     For the Three Months Ended March 31, 2007 Compared to the Same 2006 Period:
     During the three months ended March 31, 2007, Levitt Commercial delivered 17 flex warehouse units generating revenues of $6.6 million while no units were delivered during the same period in 2006. Levitt Commercial has completed the sale of all flex warehouse units in inventory and we have no current plan for future sales from Levitt Commercial.
     Cost of sales of real estate in Other Operations includes both the cost of sales of flex warehouse units delivered in the period as well as the expensing of interest previously capitalized in this business segment. Cost of sales increased to $5.5 million during the three months ended March 31, 2007, as compared to $642,000 during the three months ended March 31, 2006. The increase is attributable to the delivery of the 17 flex warehouse units in the three months ended March 31, 2007 as compared to no units being delivered in the same period in 2006.
     Bluegreen reported net income for the three months ended March 31, 2007 of $5.3 million, as compared to a net loss of $463,000 for the same period in 2006. In the first quarter of 2006, Bluegreen adopted SOP 04-02 and recorded a one-time, non-cash, cumulative effect of change in accounting principle charge of $4.5 million, which comprised of a significant portion of the decline in earnings. Our interest in Bluegreen’s income was $1.7 million for the 2007 period compared to our interest in Bluegreen’s loss of $49,000 for the 2006 period.
     Selling, general and administrative expenses increased to $8.2 million during the three months ended March 31, 2007 as compared to $6.4 million during the three months ended March 31, 2006. The increase was attributable to increased compensation and benefits expense, increased selling costs associated with the Levitt Commercial sales noted above, increased depreciation attributable to the implementation of new software in October 2006 and increased professional services attributable to merger related and other corporate services. The increase in compensation related expenses is attributable to increased headcount, as total employees increased from 52 at March 31, 2006 to 61 at March 31, 2007.
     Interest incurred and capitalized in Other Operations was approximately $2.3 million and $1.4 million for the three months ended March 31, 2007 and 2006, respectively. The increase in interest incurred was attributable to an increase in our junior subordinated debentures and an increase in the average interest rate on our borrowings. Those amounts include adjustments to reconcile the amount of interest eligible for capitalization on a consolidated basis with the amounts capitalized in the Company’s other business segments.
     Interest and other income decreased to $258,000 during the three months ended March 31, 2007 as compared to $345,000 for the same period of 2006. The decrease is attributable to lower average cash balances earning interest.

FINANCIAL CONDITION
March 31, 2007 compared to December 31, 2006
     Our total assets at March 31, 2007 and December 31, 2006 were $1.1 billion. Although total assets did not change there were increases and decreases that offset each other. The significant changes in the composition of assets primarily resulted from:
•	a net increase in cash and cash equivalents of $12.2 million, which resulted from cash provided by financing activities, offset by cash used in operations and investing activities;

•	a net increase in inventory of real estate of approximately $14.3 million resulting from increases in land development and construction costs by our Homebuilding and Land Divisions;

•	a decrease in notes receivable of $4.1 million due to the repayment of a note associated with a Land Division sale; and

•	an increase of $8.8 million in property and equipment associated with increased investment in commercial properties under construction by our Land Division, and support for infrastructure in our master planned communities.
     Total liabilities at March 31, 2007 and December 31, 2006 were $776.1 million and $747.4 million, respectively.
     The material changes in the composition of total liabilities primarily resulted from:
•	a net increase in notes and mortgage notes payable of $56.1 million, primarily related to project debt associated with development activities;

•	a decrease of $10.3 million in customer deposits reflecting fewer orders for new homes;

•	a decrease in the current tax liability of approximately $2.9 million relating to the payment of 2006 annual taxes offset in part by our current provision for income tax; and

•	a net decrease in other accrued liabilities of approximately $14.1 million attributable to decreased incentive compensation accruals, decreased construction related accruals, and decreased professional services accruals related to the consultants retained in 2006 for our technology updgrade.
LIQUIDITY AND CAPITAL RESOURCES
     We assess our liquidity in terms of our ability to generate cash to fund our operating and investment activities. During the three months ended March 31, 2007, our primary sources of funds were proceeds from the sale of real estate inventory and borrowings from financial institutions. These funds were utilized primarily to develop and construct real estate, to service and repay borrowings and to pay operating expenses. As of March 31, 2007 and December 31, 2006, we had cash and cash equivalents of $60.6 million and $48.4 million, respectively. Our cash increased $12.2 million during the three months ended March 31, 2007 primarily as a result of liquidity generated by borrowings by our Land and Homebuilding Divisions during the quarter. The Company primarily utilized borrowings to finance the growth in inventory in Tradition, South Carolina and to fund the Company’s operations. Total debt increased to $671.8 million at March 31, 2007 compared to $615.7 million at December 31, 2006.

     Due to deteriorating market conditions in the homebuilding industry, and in Florida in particular, we have offered and will continue to offer sales incentives and reduced sales prices on selected inventory in an effort to increase sales, which will lead to reduced margins in the future when those homes are delivered. In addition, we continue to experience weaker sales volumes and high cancellation rates. All of these conditions have a negative impact on our liquidity. As a result, there is no assurance that operating cash flows will adequately support operations, and accordingly, we anticipate seeking additional capital. Sources for additional capital include proceeds from the disposition of certain properties or investments, joint venture partners, as well as issuances of debt or equity. In addition, our intention to merge with BFC is predicated in part on the additional need for capital and the recognition that BFC can provide access to additional financial resources. The merger is subject to shareholder approval and other conditions. Should this merger not occur, we will pursue a $200 million rights offering to all holders of Levitt’s Class A common stock and Class B common stock giving each then current holder the right to purchase a proportional number of additional shares of Levitt Class A common stock. Additionally, we have filed a registration statement with the SEC for the offer and sale over time of up to $200 million of investment notes, an unsecured debt security of Levitt Corporation. There is no assurance that we will be able to successfully raise additional capital on acceptable terms, if at all.
     Operating Activities. During the three months ended March 31, 2007, we used $33.5 million of cash in our operating activities, as compared to $102.4 million of cash used in such activities in the prior period. The primary use of cash during the three months ended March 31, 2007 and 2006 was the result of increased inventories in both our Homebuilding and Land Divisions. While increases in inventory in 2006 were primarily the result of land purchases, the increase in 2007 was attributable to significant land development expenditures to prepare the land for the construction of homes. We will continue to invest in our existing projects in 2007, many of which are in a stage of development requiring further investment in land development, amenities including entryways and clubhouse facilities, as well as model homes and sales facilities. As a result, we are not expecting a decline in inventory during the year. At this time, no land purchases are contemplated in 2007 based on current market conditions.
     We also utilize deposits from customers who enter into purchase contracts to support our working capital needs. These deposits totaled $32.4 million at March 31, 2007 and represented 9.0% of our homebuilding backlog value. In comparison, deposits at December 31, 2006 were $42.7 million and represented 9.7% of our homebuilding backlog value. The decline in deposits reflects a reduction in the backlog, as well as a decision in late 2006 to reduce the required deposits in certain communities and tier the required deposits on selected options. In the three months ended March 31, 2007, $1.4 million in deposits were retained by us as a result of forfeitures by buyers as cancellations increased, compared with $22,000 during the same period in 2006.
     Investing Activities. In the three months ended March 31, 2007 and 2006, cash used in investing activities totaled $9.4 million and $2.9 million, respectively. The uses of cash in the three months ended March 31, 2007 represented net purchases of property and equipment, primarily associated with commercial development activities and utility services at Tradition, Florida. The uses of cash in the three months ended March 31, 2006 represented commercial development activities and utility services as well as investment in new technology systems and capitalized related expenses for software, hardware and certain implementation costs.
     Financing Activities. The majority of our financing activities are secured financings principally from commercial banks, and the issuance of Trust Preferred securities. We have also issued common equity in the public markets, and continue to evaluate various sources of capital from both public and private investors to ensure we maintain sufficient liquidity to deal with our existing leverage and the potential of a prolonged slowdown in the residential real estate markets where we operate. Cash provided by financing activities totaled $54.9 million in the three months ended March 31, 2007, compared with $67.5 million in the same period in 2006.

     Certain of our borrowings require us to repay specified amounts upon a sale of portions of the property securing the debt and these specified amounts are not based upon the sales price of the property sold. Repayment of these amounts would be in addition to our scheduled payments over the next twelve months. While homes in backlog are subject to sales contracts, there can be no assurance that these homes will be delivered as evidenced by the escalation of our cancellation rates. Upon cancellation, such homes become spec units and are aggressively marketed to new buyers. Our borrowing base facilities include project limitations on the number of spec units, the holding period, as well as the overall dollar amount of spec units. Accordingly, if that limitation is exceeded, the underlying assets no longer qualify for financing. In that event, our available borrowings are reduced, and depending upon the status of other qualifying assets in the borrowing base, we may be required to repay the lender prior to scheduled payment dates for funds advanced on that particular property. Further, our borrowing facilities give our lenders the right to obtain current appraisals on the land serving as collateral for their outstanding facilities and our lenders can require additional repayments if the appraisals reflect that loan to value ratios are above required amounts. We communicate with our lenders regarding limitations on spec houses, and in the past have received increased spec allowances, but there can be no assurance we will receive such flexibility in the future. Accordingly, our cash flow and liquidity would be adversely impacted should spec inventory continue to rise as a result of customer cancellations and we are unable to obtain amendments from our lenders.
     Some of our subsidiaries have borrowings which contain covenants that, among other things, require the subsidiary to maintain financial ratios, including minimum working capital, maximum leverage and minimum net worth. These covenants may have the effect of limiting the amount of debt that the subsidiaries can incur and restrict the distribution of funds to the Parent Company, which as a holding company, is dependent upon dividends from its subsidiaries for a significant portion of its operating cash flow. At March 31, 2007, we were in compliance with all loan agreement financial covenants. The risk of additional impairments could adversely impact the subsidiary’s net worth which would require additional capital and restrict the payment of dividends from that subsidiary to the Parent Company. Negative earnings and the risk of additional impairments may cause noncompliance with financial covenants and result in defaults under our credit facilities. There can be no assurance we will remain in compliance in the future should the homebuilding market remain in a prolonged downturn.

Off Balance Sheet Arrangements and Contractual Obligations
     In connection with the development of certain of our communities, we establish community development districts to access bond financing for the funding of infrastructure development and other projects within the community. If we were not able to establish community development districts, we would need to fund community infrastructure development out of operating income or through other sources of financing or capital. The bonds issued are obligations of the community development district and are repaid through assessments on property within the district. To the extent that we own property within a district when assessments are levied, we will be obligated to pay the assessments as they are due. As of March 31, 2007, development districts in Tradition, Florida had $46.6 million of community development district bonds outstanding and we owned approximately 36% of the property in those districts. During the three months ended March 31, 2007, we recorded approximately $726,000 in assessments on property we owned in the districts of which $657,000 were capitalized to inventory as development costs and will be recognized as cost of sales when the assessed properties are sold to third parties.
     The following table summarizes our contractual obligations as of March 31, 2007 (in thousands):

		Payments due by period
		Less than	2 - 3	4 - 5	More than
Category (2)	Total	1 year	Years	Years	5 years
Long-term debt obligations (1)	$671,764	22,851	406,102	228,976	13,835
Operating lease obligations	7,661	2,358	2,916	979	1,408
Purchase obligations	14,220	14,220	—	—	—

Total Obligations	$693,645	39,429	409,018	229,955	15,243

(1)	Amounts exclude interest because terms of repayment are based on construction activity and sales volume. In addition, a large portion of our debt is based on variable rates.

(2)	These amounts represent scheduled principal payments and some of those borrowings require the repayment of specified amounts upon a sale of portions of the property securing those obligations.
     Long-term debt obligations consist of notes, mortgage notes and bonds payable. Operating lease obligations consist of lease commitments. Purchase obligations consist of contracts to acquire real estate properties for development and sale for which due diligence has been completed and our deposit is committed; however our liability for not completing the purchase of any such property is generally limited to the deposit we made under the relevant contract. At March 31, 2007, we had $400,000 in a deposit securing a purchase commitment. In addition to the above contractual obligations, the Company has recorded $2.3 million in unrecognized tax benefits related to FIN 48.
     At March 31, 2007, we had outstanding surety bonds and letters of credit of approximately $112.6 million related primarily to obligations to various governmental entities to construct improvements in our various communities. We estimate that approximately $69.6 million of work remains to complete these improvements. We do not believe that any outstanding bonds or letters of credit will likely be drawn upon.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
     Market risk is defined as the risk of loss arising from adverse changes in market valuations that arise from interest rate risk, foreign currency exchange rate risk, commodity price risk and equity price risk. We have a risk of loss associated with our borrowings as we are subject to interest rate risk on our long-term debt. At March 31, 2007, we had $567.6 million in borrowings with adjustable rates tied to the prime rate and/or LIBOR rates and $104.2 million in borrowings with fixed or initially-fixed rates. Consequently, the impact on our variable rate debt from changes in interest rates may affect our earnings and cash flows but would generally not impact the fair value of such debt. With respect to fixed rate debt, changes in interest rates generally affect the fair market value of the debt but not our earnings or cash flow.
     Assuming the variable rate debt balance of $567.6 million outstanding at March 31, 2007 (which does not include initially fixed-rate obligations which will not become floating rate during 2007) were to remain constant, each one percentage point increase in interest rates would increase the interest incurred by us by approximately $5.7 million per year.
NEW ACCOUNTING PRONOUNCEMENTS
     See Note 16 of our unaudited consolidated financial statements included under Item 1 of this Report for a discussion of new accounting pronouncements applicable to our company.

Item 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, our Chief Financial Officer and our Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, we concluded that as of March 31, 2007, our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, to allow for timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
     There have been no material changes in our legal proceedings from those disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2006.

Item 1A.	RISK FACTORS
     There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

LEVITT CORPORATION
Date: May 10, 2007	By:	/s/ Alan B. Levan
Alan B. Levan, Chief Executive Officer

Date: May 10, 2007	By:	/s/ George P. Scanlon
George P. Scanlon, Executive Vice President,
Chief Financial Officer

Date: May 10, 2007	By:	/s/ Jeanne T. Prayther
Jeanne T. Prayther, Chief Accounting Officer