Form 10-Q/A
period 2007-03-31
LEVITT CORP
filed 2007-05-17
CIK 1218320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A
Amendment No.1

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended MARCH 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________
Commission file number: 001-31931
LEVITT CORPORATION
(Exact name of registrant as specified in its charter)

FLORIDA (State or other jurisdiction of incorporation or organization)	11-3675068 (I.R.S. Employer Identification No.)

2200 W. Cypress Creek Road, Fort Lauderdale, FL (Address of principal executive offices)	33309 (Zip Code)
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

Large accelerated filer ☐	Accelerated filer☒	☐ Non-accelerated filer
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐          No ☒
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 5, 2007
Class A common stock, $0.01 par value	18,612,042
Class B common stock, $0.01 par value	1,219,031

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-Q/A to Levitt Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007 is being filed to reflect the restatement of our consolidated financial statements as of and for the three months ended March 31, 2007, initially filed with the Securities and Exchange Commission (“SEC”) on May 10, 2007.
The financial statements are being restated to correct an accounting error relating to an intercompany transaction which amounted to $444,000.
In addition, in accordance with Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, this Amendment No. 1 also includes current dated certificates from our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer are attached to this Form 10-Q/A as Exhibits 31.1, 31.2, 31.3, 32.1, 32.2 and 32.3, respectively.
See Note 2 to the unaudited consolidated financial statements for details of the restatement.

Levitt Corporation and Subsidiaries
Index to Unaudited Consolidated Financial Statements

PART I—FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
Levitt Corporation
Consolidated Statements of Financial Condition — Unaudited
(In thousands, except share data)

	March 31,
	2007 (as restated)	December 31, 2006
Assets
Cash and cash equivalents	$60,550	48,391
Restricted cash	312	1,397
Inventory of real estate	844,598	822,040
Investment in Bluegreen Corporation	108,615	107,063
Property and equipment, net	87,444	78,675
Other assets	27,968	33,100

Total assets	$1,129,487	1,090,666

Liabilities and Shareholders’ Equity
Accounts payable, accrued liabilities and other	$79,778	85,123
Customer deposits	32,358	42,696
Current income tax payable	815	3,905
Notes and mortgage notes payable	586,712	530,651
Junior subordinated debentures	85,052	85,052

Total liabilities	784,715	747,427

Shareholders’ equity:
Preferred stock, $0.01 par value
Authorized: 5,000,000 shares
Issued and outstanding: no shares	—	—
Class A Common Stock, $0.01 par value
Authorized: 50,000,000 shares
Issued and outstanding: 18,612,042 and 18,609,024 shares, respectively	186	186
Class B Common Stock, $0.01 par value
Authorized: 10,000,000 shares
Issued and outstanding: 1,219,031 shares	12	12
Additional paid-in capital	185,133	184,401
Retained earnings	157,059	156,219
Accumulated other comprehensive income	2,382	2,421

Total shareholders’ equity	344,772	343,239

Total liabilities and shareholders’ equity	$1,129,487	1,090,666

See accompanying notes to unaudited consolidated financial statements.

Levitt Corporation
Consolidated Statements of Operations — Unaudited
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2007 (as restated)	2006
Revenues:
Sales of real estate	$141,298	125,543
Other revenues	2,497	1,951

Total revenues	143,795	127,494

Costs and expenses:
Cost of sales of real estate	112,908	102,055
Selling, general and administrative expenses	32,906	26,755
Other expenses	482	626

Total costs and expenses	146,296	129,436

Earnings (loss) from Bluegreen Corporation	1,744	(49)
Earnings from real estate joint ventures	3	—
Interest and other income	2,339	889

Income (loss) before income taxes	1,585	(1,102)
(Provision) benefit for income taxes	(609)	442

Net income (loss)	$976	(660)

Earnings (loss) per share:
Basic	$0.05	(0.03)

Diluted	$0.05	(0.03)

Weighted average common shares outstanding:
Basic	19,826	19,821

Diluted	19,837	19,821

Dividends declared per common share:
Class A common stock	$0.02	0.02
Class B common stock	$0.02	0.02
See accompanying notes to unaudited consolidated financial statements.

Levitt Corporation
Consolidated Statements of Comprehensive Income (loss) — Unaudited
(In thousands)

	Three Months
	Ended March 31,
	2007 (as restated)	2006
Net income (loss)	$976	(660)
Other comprehensive income:
Pro-rata share of unrealized (loss) gain recognized by Bluegreen Corporation on retained interests in notes receivable sold	(64)	267
Benefit (provision) for income taxes	25	(103)

Pro-rata share of unrealized (loss) gain recognized by Bluegreen Corporation on retained interests in notes receivable sold (net of tax)	(39)	164

Comprehensive income (loss)	$937	(496)

See accompanying notes to unaudited consolidated financial statements.

Levitt Corporation
Consolidated Statement of Shareholders’ Equity — Unaudited
Three Months Ended March 31, 2007
(In thousands)

							Accumulated
							Compre-
			Class A	Class B	Additional		hensive
	Class A	Class B	Common	Common	Paid-In	Retained	Income
	Shares	Shares	Stock	Stock	Capital	Earnings	(Loss)	Total
Balance at December 31, 2006	18,609	1,219	$186	12	184,401	156,219	2,421	343,239
Net income	—	—	—	—	—	976	—	976
Pro-rata share of unrealized loss recognized by Bluegreen on sale of retained interests, net of tax	—	—	—	—	—	—	(39)	(39)
Issuance of Bluegreen common stock, net of tax	—	—	—	—	(79)	—	—	(79)
Cash dividends declared	—	—	—	—	—	(396)	—	(396)
Share based compensation related to stock options and restricted stock	—	—	—	—	811	—	—	811
Issuance of restricted common stock	3	—	—	—	—	—	—	—
Cumulative impact of change in accounting for uncertainties in income taxes (FIN 48 — See Note 12)	—	—	—	—	—	260	—	260

Balance at March 31, 2007, as restated	18,612	1,219	$186	12	185,133	157,059	2,382	344,772

See accompanying notes to unaudited consolidated financial statements.

Levitt Corporation
Consolidated Statements of Cash Flows — Unaudited
(In thousands)

	Three Months Ended
	March 31,
	2007 (as restated)	2006
Operating activities:
Net income (loss)	$976	(660)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	906	550
Change in deferred income taxes	(945)	(236)
(Earnings) loss from Bluegreen Corporation	(1,744)	49
Earnings from unconsolidated trust	(55)	(33)
Earnings from real estate joint ventures	(3)	—
Share-based compensation expense related to stock options and restricted stock	811	706
Impairment of long lived assets	282	—
Changes in operating assets and liabilities:
Restricted cash	1,085	661
Inventory of real estate	(22,933)	(94,105)
Notes receivable	4,076	178
Other assets	3,031	1,056
Customer deposits	(10,338)	5,395
Accounts payable, accrued expenses and other liabilities	(8,435)	(15,951)

Net cash used in operating activities	(33,286)	(102,390)

Investing activities:
Investment in and advances to real estate joint ventures	(144)	(402)
Distributions of capital from real estate joint ventures	5	138
Distributions from consolidated trusts	55	33
Capital expenditures	(9,332)	(2,640)

Net cash used in investing activities	(9,416)	(2,871)

Financing activities:
Proceeds from notes and mortgage notes payable	117,407	136,660
Repayment of notes and mortgage notes payable	(61,346)	(68,568)
Repayment of notes and mortgage notes payable to affiliates	—	(223)
Payments for debt offering costs	(804)	—
Cash dividends paid	(396)	(398)

Net cash provided by financing activities	54,861	67,471

Increase (decrease) in cash and cash equivalents	12,159	(37,790)
Cash and cash equivalents at the beginning of period	48,391	113,562

Cash and cash equivalents at the end of period	$60,550	75,772

Levitt Corporation
Consolidated Statements of Cash Flows — Unaudited
(In thousands)

	For the Three Months
	Ended March 31,
	2007	2006
Supplemental cash flow information
Interest paid on borrowings, net of amounts capitalized	$(254)	(500)
Income taxes paid	4,370	12,200
Supplemental disclosure of non-cash operating, investing and financing activities:
Change in shareholders’ equity resulting from pro-rata share of unrealized (loss) gain recognized by Bluegreen on sale of retained interests, net of tax	$(39)	164
Change in shareholders’ equity resulting from the issuance of Bluegreen common stock, net of tax	$(79)	(60)
Decrease in inventory from reclassification to property and equipment	$93	6,554
Increase in deferred tax liability due to cumulative impact of change in accounting for uncertainties in income taxes (FIN 48 — see Note 12)	$260	—
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
     The Company’s unaudited consolidated financial statements have been restated to correct the previously reported results which are described in Note 2, “Restatement of Unaudited Consolidated Financial Statements”.
2. Restatement of Unaudited Consolidated Financial Statements
     The Company has restated its previously issued financial statements as of and for the three months ended March 31, 2007 contained in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2007. The financial statements are being restated to properly eliminate the revenue on an intercompany transaction which amounted to $444,000 between Core Communities and Levitt and Sons. The impact of the accounting error was to overstate net income by $274,000 and diluted earnings per share by $0.01. The impact of the restatement on the unaudited financial statements as of and for the three months ended March 31, 2007 is summarized below (in thousands except per share data):

	As	As
	Reported	Restated
Sales of real estate	$141,742	$141,298
Total revenues	$144,239	$143,795
Income before income taxes	$2,029	$1,585
Provision for income taxes	$779	$609
Net income	$1,250	$976
Diluted earnings per share	$0.06	$0.05
Inventory of real estate	$836,303	$844,598
Total assets	$1,121,192	$1,129,487
Accounts payable, accrued liabilities, and other	$71,039	$79,778
Current income tax payable	$985	$815
Total liabilities	$776,146	$784,715
Retained earnings	$157,333	$157,059
Total shareholders’ equity	$345,046	$344,772
     All affected amounts in the notes to the unaudited consolidated financial statements and in Part I Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations have been restated to reflect the As Restated presentation.
3. Stock Based Compensation
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

4. Inventory of Real Estate
     Inventory of real estate is summarized as follows (in thousands):

	March 31, 2007 (as restated)	December 31, 2006
Land and land development costs	$586,305	566,459
Construction costs	166,464	172,682
Capitalized interest	55,883	47,752
Other costs	35,946	35,147

	$844,598	822,040

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

6. Investment in Bluegreen Corporation
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
     On March 21, 2007, Levitt and Sons entered into a $100.0 million revolving working capital, land acquisition, development and residential construction borrowing base facility agreement and borrowed $30.2 million under the facility. The proceeds were used to finance the intercompany sale of a 150 acre parcel in Tradition South Carolina from Core Communities (by repaying outstanding acquisition indebtedness on the property owed to Core Communities) and to refinance a $15.0 million line of credit. The facility is collateralized by a mortgage on the 150 acre parcel in Tradition South Carolina and by a guarantee of the Company. The Company’s guarantee of the $15.0 million working capital component of the facility is secured by a pledge of the Company’s membership interest in Levitt and Sons. The guarantee and the pledge of the membership interest can be released by payment in full of any amounts outstanding under the $15.0 million working capital component. The facility is due and payable on March 21, 2011 and may be extended for an additional year at the discretion of the financial institution at the anniversary date of the facility. Interest accrues under the facility at the Prime Rate and is payable monthly.

8. Commitments and Contingencies
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
     The following table presents the computation of basic and diluted earnings (loss) per common share (in thousands, except for per share data):

	Three Months Ended
	March 31,
	2007 (as restated)	2006
Numerator:
Basic earnings (loss) per common share:
Net income (loss) — basic	$976	(660)

Diluted earnings (loss) per common share:
Net income (loss) — basic	$976	(660)
Pro rata share of the net effect of Bluegreen dilutive securities	(12)	—

Net income (loss) — diluted	$964	(660)

	Three Months Ended
	March 31,
	2007 (as restated)	2006
Denominator:
Basic average shares outstanding	19,826	19,821
Net effect of stock options assumed to be exercised	11	—

Diluted average shares outstanding	19,837	19,821

Earnings (loss) per common share:
Basic	$0.05	(0.03)
Diluted	$0.05	(0.03)
10. Dividends
     On January 22, 2007, the Company’s Board of Directors declared a cash dividend of $0.02 per share on its Class A common stock and Class B common stock, which was paid to all shareholders of record on February 9, 2007.
11. Other Revenues
     For the three months ended March 31, 2007, the Company revised other revenues to include lease/rental income, marketing fees and irrigation revenue which had been previously included in interest and other income. Prior periods have been revised to conform with the current presentation. This revision has no impact on net income or cash flows from operations. The following table summarizes other revenues detail information (in thousands):

	Three Months Ended
	March 31,
	2007	2006
Other revenues
Mortgage & title operations	$722	1,008
Lease/rental income	894	618
Marketing fees	631	180
Irrigation revenue	250	145

	$2,497	1,951

12. Income Taxes
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
13. Other Expenses and Interest and Other Income
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
14. Segment Reporting
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

     The following tables present segment information as of and for the three months ended March 31, 2007 and 2006 (in thousands):

Three Months Ended March 31, 2007	Homebuilding	Land	Other Operations	Eliminations (as restated)	Total (as restated)
Revenues
Sales of real estate	$134,169	777	6,574	(222)	141,298
Other revenues	722	1,502	293	(20)	2,497

Total revenues	134,891	2,279	6,867	(242)	143,795

Costs and expenses
Cost of sales of real estate	107,603	72	5,501	(268)	112,908
Selling, general and administrative expenses	20,305	4,365	8,236	—	32,906
Interest expense	—	215	—	(215)	—
Other expenses	482	—	—	—	482

Total costs and expenses	128,390	4,652	13,737	(483)	146,296

Earnings from Bluegreen Corporation	—	—	1,744	—	1,744
Earnings (loss) from joint ventures	16	—	(13)	—	3
Interest and other income	1,654	947	258	(520)	2,339

Income (loss) before income taxes	8,171	(1,426)	(4,881)	(279)	1,585
(Provision) benefit for income taxes	(3,211)	568	1,864	170	(609)

Net income (loss)	$4,960	(858)	(3,017)	(109)	976

Inventory of real estate	$667,195	195,394	10,079	(28,070)	844,598

Total assets	$698,419	286,431	173,657	(29,020)	1,129,487

Total debt	$427,827	144,931	99,006	—	671,764

Three Months Ended			Other
March 31, 2006	Homebuilding	Land	Operations	Eliminations	Total
Revenues
Sales of real estate	$118,275	7,272	—	(4)	125,543
Other revenues	1,008	620	337	(14)	1,951

Total revenues	119,283	7,892	337	(18)	127,494

Costs and expenses
Cost of sales of real estate	96,497	5,019	642	(103)	102,055
Selling, general and administrative expenses	17,572	2,786	6,397	—	26,755
Other expenses	626	—	—	—	626

Total costs and expenses	114,695	7,805	7,039	(103)	129,436

Loss from Bluegreen Corporation	—	—	(49)	—	(49)
Interest and other income	177	368	345	(1)	889

Income (loss) before income taxes	4,765	455	(6,406)	84	(1,102)
(Provision) benefit for income taxes	(1,754)	(137)	2,364	(31)	442

Net income (loss)	$3,011	318	(4,042)	53	(660)

Inventory of real estate	$553,905	147,910	14,492	(17,496)	698,811

Total assets	$583,589	213,109	173,396	(17,527)	952,567

Total debt	$338,347	64,350	73,142	—	475,839

     In the ordinary course of business certain intersegment loans are entered into and interest is recorded at current borrowing rates. All interest expense and interest income associated with these intersegment loans are eliminated in consolidation.

15. Parent Company Financial Statements
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
     The Parent Company unaudited condensed statements of financial condition at March 31, 2007 and December 31, 2006, and unaudited condensed statements of operations for the three months ended March 31, 2007 and 2006 are shown below (in thousands):
Condensed Statements of Financial Condition

	March 31,
	2007 (as restated)	December 31, 2006
Total assets	$452,662	454,074

Total liabilities	$107,890	110,835
Total shareholders’ equity	344,772	343,239

Total liabilities and shareholders’ equity	$452,662	454,074

Condensed Statements of Operations

	Three Months
	Ended March 31,
	2007 (as restated)	2006
Earnings (loss) from Bluegreen Corporation	$1,744	(49)
Other revenues	246	331
Costs and expenses	8,265	6,249

Loss before income taxes	(6,275)	(5,967)
Benefit for income taxes	2,347	2,177

Net loss before undistributed earnings from consolidated subsidiaries	(3,928)	(3,790)
Earnings from consolidated subsidiaries, net of income taxes	4,904	3,130

Net income (loss)	$976	(660)

     Cash dividends recorded from subsidiaries were $9.4 million and $5.0 million for the three months ended March 31, 2007 and 2006, respectively.
16. Certain Relationships and Related Party Transactions
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
17. New Accounting Pronouncements
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
18. Litigation
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
19. Subsequent Events
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
     As discussed in Note 2 to the unaudited consolidated financial statements, our financial statements as of and for the three months ended March 31, 2007 have been restated to properly eliminate the revenue on an intercompany transaction which amounted to $444,000 between Core Communities and Levitt and Sons. The accompanying management’s discussion and analysis gives effect to that restatement.
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
CONSOLIDATED RESULTS OF OPERATIONS

	Three Months
	Ended March 31,
	2007 (as restated)	2006	Change
(In thousands)
Revenues
Sales of real estate	$141,298	125,543	15,755
Other revenues	2,497	1,951	546

Total revenues	143,795	127,494	16,301

Costs and expenses
Cost of sales of real estate	112,908	102,055	10,853
Selling, general and administrative expenses	32,906	26,755	6,151
Other expenses	482	626	(144)

Total costs and expenses	146,296	129,436	16,860

	Three Months
	Ended March 31,
	2007 (as restated)	2006	Change
(In thousands)
Earnings (loss) from Bluegreen Corporation	1,744	(49)	1,793
Earnings from joint ventures	3	—	3
Interest and other income	2,339	889	1,450

Income (loss) before income taxes	1,585	(1,102)	2,687
(Provision) benefit for income taxes	(609)	442	(1,051)

Net income (loss)	$976	(660)	1,636

For the Three Months Ended March 31, 2007 Compared to the Same 2006 Period:
     We earned consolidated net income of $976,000 for the three months ended March 31, 2007, which represented an increase of $1.6 million as compared to a consolidated net loss of $660,000 for the same period in 2006. The increase in net income is the result of increases in average sales prices of homes delivered by our Homebuilding Division, increases in sales of real estate associated with Other Operations, as well as increases in interest and other income related to forfeited deposits. Additionally, Bluegreen Corporation experienced net earnings in the three months ended March 31, 2007 in comparison to a net loss in the same period in 2006. These increases were partially offset by increases in selling, general and administrative costs incurred by all segments.
     Our revenues from sales of real estate increased 12.6% to $141.3 million for the quarter ended March 31, 2007 from $125.5 million for the same 2006 period. This increase was primarily attributable to the increase in the Homebuilding Division sales of real estate. In the three months ended March 31, 2007, a land sale of $11.1 million was recorded by the Homebuilding Division, as compared to no land sales recorded during the same period in 2006, and the average sales price on homes delivered increased from $269,000 to $340,000. The increase in the average sales price of homes was offset in part by a decrease in the number of homes delivered from 439 units in the three months ended March 31, 2006 to 362 units in the three months ended March 31, 2007. Revenues for the three months ended March 31, 2007 also reflect sales of flex warehouse properties as Levitt Commercial delivered 17 flex warehouse units at its remaining development project, generating revenues of $6.6 million. Levitt Commercial did not deliver any units during the three months ended March 31, 2006.
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
     Cost of sales increased 10.6% to $112.9 million during the three months ended March 31, 2007, as compared to the same 2006 period. The increase in cost of sales was due to increased sales of real estate recorded by Other Operations and the Homebuilding Division which included costs related to an $11.1 million land sale. These costs were offset in part by a decline in construction costs due to fewer homes being delivered. Cost of sales as a percentage of related revenue was approximately 79.9% for the three months ended March 31, 2007, as compared to approximately 81.3% for the same period in 2006, due mainly to the increased margins on homes delivered by the Homebuilding Division. In the three months ended March 31, 2007, the Homebuilding Division delivered 362 units at a margin of 21.6%, and completed a land sale that was fully reserved for in prior periods which as a result generated no margin, as compared with the delivery of 439 units at a margin of 18.4% and no land sales during the same period in 2006.
     Selling, general and administrative expenses increased $6.2 million to $32.9 million during the three months ended March 31, 2007 compared to $26.8 million during the same period in 2006 primarily as a result of higher employee compensation and benefits, increased advertising and marketing costs, increased depreciation and professional services expenditures. The increase in employee compensation and benefits of $2.4 million is mainly due to the addition of several senior management positions with higher salaries and increased sales commissions related to higher revenues in the three months ended March 31, 2007 compared to the three months ended March 31, 2006. Compensation amounts also include severance related charges in the amount of approximately $400,000 related to a reduction in force that occurred in February 2007. These increases were partially offset by a decrease in full time employees to 581 at March 31, 2007, from 679 at March 31, 2006. Advertising and other marketing expenses increased $1.5 million related to efforts to attract buyers in a challenging homebuilding market. Depreciation expense increased due to the amortization of software costs in the three months ended March 31, 2007 while no software costs were depreciated in the three months ended March 31, 2006 as the system was not implemented until October 2006. In addition, depreciation expense increased due to an increase in commercial development properties in our Land Division. Lastly, fees for professional services increased relating to the pending merger with BFC and increased legal costs. As a percentage of total revenues, selling, general and administrative expenses increased to 22.9% during the three months ended March 31, 2007, from 21.0% during the same 2006.
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
     Bluegreen reported net income for the three months ended March 31, 2007 of $5.3 million, as compared to a net loss of $463,000 for the same period in 2006. In the first quarter of 2006, Bluegreen adopted Statement of Position 04-02, Accounting for Real Estate Time-Sharing Transactions (“SOP 04-02”), and recorded a one-time, non-cash, cumulative effect of change in accounting principle charge of $4.5 million, which accounted for a significant portion of the decline in earnings. Our interest in Bluegreen’s earnings was $1.7 million for the 2007 period compared to our interest in Bluegreen’s loss of $49,000 for the 2006 period. At March 31, 2007 and 2006, the 9.5 million shares of Bluegreen that we own represented approximately 31% of the outstanding shares of Bluegreen.
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

LAND DIVISION RESULTS OF OPERATIONS

	Three Months
	Ended March 31,
	2007	2006	Change
(Dollars in thousands)
Revenues
Sales of real estate	$777	7,272	(6,495)
Other revenues	1,502	620	882

Total revenues	2,279	7,892	(5,613)

Costs and expenses
Cost of sales of real estate	72	5,019	(4,947)
Selling, general and administrative expenses	4,365	2,786	1,579
Interest expense	215	—	215

Total costs and expenses	4,652	7,805	(3,153)
Interest and other income	947	368	579

(Loss) income before income taxes	(1,426)	455	(1,881)
Benefit (provision) for income taxes	568	(137)	705

Net (loss) income	$(858)	318	(1,176)

Acres sold	—	56	(56)
Margin percentage (a)	90.7%	31.0%	59.7%
Unsold saleable acres	6,871	7,231	(360)
Acres subject to sales contracts — Third parties	74	195	(121)
Aggregate sales price of acres subject to sales contracts to third parties	$21,124	33,717	(12,593)

(a)	For the three months ended March 31, 2007, there were no land sales recorded. Sales of real estate and margin percentage relate to revenues from look back provisions and recognition of deferred revenue associated with sales in prior periods.
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
For the Three Months Ended March 31, 2007 Compared to the Same 2006 Period:
     Revenues decreased 89.3% to $777,000 during the three months ended March 31, 2007, compared to $7.3 million during the same period in 2006. Revenue for the three months ended March 31, 2007 was comprised of “look back” provisions of $415,000 and recognition of deferred revenue totaling $362,000, of which $222,000 was inter-segment that eliminates in consolidation. “Look back” revenue relates to incremental revenue received from homebuilders that purchased land based on the final resale price to the homebuilder’s customer. Certain of the Land Division’s contracts contain these provisions. There were no costs associated with the look back provisions since these costs were fully expensed at the time of closing. In the three months ended March 31, 2006, 56 acres consisting of finished lots were sold in Tradition, Florida at a margin percentage of 31%, while no land sales occurred during the three months ended March 31, 2007.
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

FINANCIAL CONDITION
March 31, 2007 compared to December 31, 2006
     Our total assets at March 31, 2007 and December 31, 2006 were $1.1 billion. Although total assets did not change there were increases and decreases that offset each other. The significant changes in the composition of assets primarily resulted from:
•	a net increase in cash and cash equivalents of $12.2 million, which resulted from cash provided by financing activities, offset by cash used in operations and investing activities;

•	a net increase in inventory of real estate of approximately $22.9 million resulting from increases in land development and construction costs by our Homebuilding and Land Divisions;

•	a decrease in notes receivable of $4.1 million due to the repayment of a note associated with a Land Division sale; and

•	an increase of $8.8 million in property and equipment associated with increased investment in commercial properties under construction by our Land Division, and support for infrastructure in our master planned communities.
     Total liabilities at March 31, 2007 and December 31, 2006 were $784.7 million and $747.4 million, respectively.
     The material changes in the composition of total liabilities primarily resulted from:
•	a net increase in notes and mortgage notes payable of $56.1 million, primarily related to project debt associated with development activities;

•	a decrease of $10.3 million in customer deposits reflecting fewer orders for new homes;

•	a decrease in the current tax liability of approximately $3.1 million relating to the payment of 2006 annual taxes offset in part by our current provision for income tax; and

•	a net decrease in other accrued liabilities of approximately $5.3 million attributable to decreased incentive compensation accruals, decreased construction related accruals, and decreased professional services accruals related to the consultants retained in 2006 for our technology upgrade.
LIQUIDITY AND CAPITAL RESOURCES
     We assess our liquidity in terms of our ability to generate cash to fund our operating and investment activities. During the three months ended March 31, 2007, our primary sources of funds were proceeds from the sale of real estate inventory and borrowings from financial institutions. These funds were utilized primarily to develop and construct real estate, to service and repay borrowings and to pay operating expenses. As of March 31, 2007 and December 31, 2006, we had cash and cash equivalents of $60.6 million and $48.4 million, respectively. Our cash increased $12.2 million during the three months ended March 31, 2007 primarily as a result of liquidity generated by borrowings by our Land and Homebuilding Divisions during the quarter. We primarily utilized borrowings to finance the growth in inventory in Tradition, South Carolina and to fund our operations. Total debt increased to $671.8 million at March 31, 2007 compared to $615.7 million at December 31, 2006.

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
     Operating Activities. During the three months ended March 31, 2007, we used $33.3 million of cash in our operating activities, as compared to $102.4 million of cash used in such activities in the prior period. The primary use of cash during the three months ended March 31, 2007 and 2006 was the result of increased inventories in both our Homebuilding and Land Divisions. While increases in inventory in 2006 were primarily the result of land purchases, the increase in 2007 was attributable to significant land development expenditures to prepare the land for the construction of homes. We will continue to invest in our existing projects in 2007, many of which are in a stage of development requiring further investment in land development, amenities including entryways and clubhouse facilities, as well as model homes and sales facilities. As a result, we are not expecting a decline in inventory during the year. At this time, no land purchases are contemplated in 2007 based on current market conditions.
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
NEW ACCOUNTING PRONOUNCEMENTS.
     See Note 17 of our unaudited consolidated financial statements included under Item 1 of this Report for a discussion of new accounting pronouncements applicable to our company.
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
As described in Note 2 to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q/A, we have restated our previously issued financial statements for the quarter ended March 31, 2007. In arriving at the conclusion that our disclosure controls and procedures were effective as of March 31, 2007, as stated above, management evaluated the control deficiency associated with the error in the elimination of intercompany revenue. Management determined that the control in place to ensure the accuracy of elimination entries for intercompany sales did not operate effectively resulting in an adjustment to the consolidated financial statements. Management, after discussion with the Audit Committee, has evaluated the significance of the control deficiency based upon the quantitative and qualitative impact to the interim and annual financial statements and has determined that the deficiency did not rise to the level of a material weakness in the period ended March 31, 2007. Management believes the control in place is properly designed and will focus on the immediate remediation of the effectiveness of this control for the quarter ended June 30, 2007.
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
Item 1A. RISK FACTORS
     There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.
Item 6. EXHIBITS
Index to Exhibits

Exhibit 31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.3*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.3*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Exhibits filed with this Form 10-Q/A

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEVITT CORPORATION
Date: May 17, 2007	By:	/s/ Alan B. Levan
Alan B. Levan, Chief Executive Officer

Date: May 17, 2007	By:	/s/ George P. Scanlon
George P. Scanlon, Executive Vice President,
Chief Financial Officer

Date: May 17, 2007	By:	/s/ Jeanne T. Prayther
Jeanne T. Prayther, Chief Accounting Officer