Form 10-K/A
period 2006-12-31
LEVITT CORP
filed 2007-07-05
CIK 1218320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K/A
Amendment No. 2

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
The number of shares outstanding for each of the Registrant’s classes of common stock, as of June 27, 2007 is as follows:

Class of Common Stock	Shares Outstanding

Class A common stock, $0.01 par value	18,616,665
Class B common stock, $0.01 par value	1,219,031
DOCUMENTS INCORPORATED BY REFERENCE
     The restated financial statements of Bluegreen Corporation are incorporated in Part II of this report and are filed as an exhibit to this report.

EXPLANATORY NOTE
We are filing this Amendment No. 2 to Form 10-K for the year ended December 31, 2006 for the purpose of revising the disclosure in Item 1. Business, Item 6. Selected Financial Data, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements Notes 1, 7, 11 and 21. The items have been revised to correctly present all information required by SFAS 131 in our Segment Disclosures by including Tennessee Homebuilding as a reportable operating segment, add additional disclosure in the critical accounting policy section relating to the assumptions used in the inventory impairment analysis and include restated financial statements of Bluegreen Corporation which are incorporated by reference in Part II of this report and are filed as an exhibit.
Subsequent to the issuance of our audited consolidated financial statements for the year ended December 31, 2006, we revised our disclosure of reportable operating segments by adding Tennessee Homebuilding as a reportable operating segment. Additionally, we provided more specific disclosure on our methodology for evaluating projects for impairment and the factors influencing the assumptions utilized by us in that analysis. These additional disclosures were added to Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Notes to the Financial Statements. Lastly, we included as an exhibit the restated financial statements of Bluegreen which were filed by Bluegreen in its Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2006 to restate Bluegreen’s Consolidated Statements of Cash Flows and corresponding financial information for the years ended December 31, 2004, 2005 and 2006 with conforming changes to Bluegreen’s Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Neither the restatement by Bluegreen nor the changes contained in this Amendment No. 2 affect our consolidated financial condition at December 31, 2006, 2005, or 2004 or results of operations and related earnings per share amounts or cash flows for the years ended December 31, 2006 or 2005.
This Amendment No. 2 on Form 10-K/A does not reflect events occurring after the filing of the Company’s Annual Report on Form 10-K on March 16, 2007 or include, or otherwise modify or update the disclosures contained therein in any way other than to reflect the additional disclosures as described above. Accordingly, this Amendment No. 2 should be read in conjunction with our filings made with the SEC subsequent to the filing of our original Form 10-K on March 16, 2007.
In addition, in accordance with Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, this Amendment No. 2 also includes current dated certifications from the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer are attached to this Form 10-K/A as Exhibits 31.1 and 32.1, 31.2 and 32.2, and 31.3 and 32.3, respectively.

Levitt Corporation
Annual Report on Form 10-K/A Amendment No. 2
for the year ended December 31, 2006

		PAGE
	PART I

Item 1.	Business	1

	PART II

Item 6.	Selected Financial Data	11
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 8.	Financial Statements	44
Item 9A.	Controls and Procedures	87

	PART IV

Item 15. Exhibits, Financial Statement Schedules		89
Signatures		91
Ex-23.1 Consent of PricewaterhouseCoopers LLP
EX-23.2 Consent of Ernst & Young LLP
EX-31.1 Section 302 Certification of CEO
EX-31.2 Section 302 Certification of CFO
EX-31.3 Section 302 Certification of CAO
EX-32.1 Section 906 Certification of CEO
EX-32.2 Section 906 Certification of CFO
EX-32.3 Section 906 Certification of CAO
Ex-99.1 Restated audited financial statements (Bluegreen)

PART I
Some of the statements contained or incorporated by reference herein include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act” ), that involve substantial risks and uncertainties. Some of the forward-looking statements can be identified by the use of words such as “anticipate,” “believe,” “estimate,” “may,” “intend,” “expect,” “will,” “should,” “seek” or other similar expressions. Forward-looking statements are based largely on management’s expectations and involve inherent risks and uncertainties described in this report. When considering those forward-looking statements, you should keep in mind the risks, uncertainties and other cautionary statements in the original Form 10-K filed on March 16, 2007, including those identified under Item 1A. ¯ Risk Factors. These risks are subject to change based on factors which are, in many instances, beyond the Company’s control. Some factors which may affect the accuracy of the forward-looking statements apply generally to the real estate industry, while other factors apply directly to us. Any number of important factors could cause actual results to differ materially from those in the forward-looking statements including: the impact of economic, competitive and other factors affecting the Company and its operations; the market for real estate in the areas where the Company has developments, including the impact of market conditions on the Company’s margins and the fair value of our real estate inventory; the accuracy of the estimated fair value of our real estate inventory and the potential for further impairment charges; the need to offer additional incentives to buyers to generate sales; the effects of increases in interest rates; cancellations of existing sales contracts and the ability to consummate sales contracts included in the Company’s backlog; the Company’s ability to realize the expected benefits of its expanded platform, technology investments, growth initiatives and strategic objectives; the Company’s ability to timely deliver homes from backlog, shorten delivery cycles and improve operational and construction efficiency; the realization of cost savings associated with reductions of workforce and the ability to limit overhead and costs commensurate with sales; the Company’s ability to maintain sufficient liquidity in the event of a prolonged downturn in the housing market and the Company’s success at managing the risks involved in the foregoing. Many of these factors are beyond our control. The Company cautions that the foregoing factors are not exclusive.
ITEM 1. BUSINESS
General Description of Business
     We are a homebuilding and real estate development company with activities throughout the Southeastern United States. We were organized in December 1982 under the laws of the State of Florida.
     Our principal real estate activities are primarily conducted through our wholly owned subsidiaries Levitt and Sons, LLC, (“Levitt and Sons”) and Core Communities, LLC (“Core Communities”), which operate our Homebuilding Division and Land Division, respectively. Atg December 31, 2006 our Homebuilding Division consisted of two reportable operating segments, the Primary Homebuilding segment and the Tennessee Homebuilding segment which report on our business of developing single and multi-family homes. In our single-family home communities, we specialize in serving active adults and families. The standard base price for the homes we sell varies by location and ranges between $110,000 and $650,000. For 2006, the average closing price of the homes we delivered was $302,000. The Land Division which is treated as one reportable operating segment, develops master-planned communities, generates revenue from developing, marketing and selling large acreage and raw and finished lots to third-party residential, commercial and industrial developers and internally developing certain commercial projects for leasing. The Land Division also sells land to our Primary Homebuilding segment, which develops both active adult and family communities in our master-planned communities. We are also engaged in commercial real estate activities through our wholly owned subsidiary, Levitt Commercial, LLC (“Levitt Commercial”), and we invest in other real estate projects through subsidiaries and various joint ventures. In addition, we own approximately 31% of the outstanding common stock of Bluegreen Corporation (“Bluegreen”, NYSE: BXG), which acquires, develops, markets and sells vacation ownership interests in “drive-to” vacation resorts as well as residential home sites around golf courses or other amenities.
     Our Homebuilding Division, comprised of our wholly owned subsidiary Levitt and Sons, is primarily a real estate developer of single and multi-family home and townhome communities specializing in both active adult and family communities in Florida, Georgia, South Carolina and Tennessee. The Primary Homebuilding segment, which operates in Florida, Georgia and South Carolina, and the Tennessee Homebuilding segment, which consists of the acquired entity Bowden Building Corporation (“Bowden”) and all operations in Tennessee, both operate within Levitt and Sons. Levitt and Sons and its predecessors have built more than 200,000 homes since 1929. It has strong brand awareness as America’s oldest homebuilder and is recognized nationally for having built the Levittown communities in New York, New Jersey and Pennsylvania. We acquired Levitt and Sons in December 1999 and Bowden was acquired in May 2004. In the second quarter of 2006 we conducted an impairment review to determine whether the decline in profitability and cash flows in our Tennessee Homebuilding operations had reached a level where the carrying value of the assets exceeded their estimated fair value. As a result of this review, the $1.3 million of goodwill recorded in connection with the Bowden acquisition was fully written off in 2006.
     Our Land Division, comprised of our wholly-owned subsidiary Core Communities, develops master-planned communities and is currently developing Tradition™, Florida, which is located in Port St. Lucie, Florida and Tradition, South Carolina, which is located in Hardeeville, South Carolina. Our original community is St. Lucie West. Substantially completed in 2006, it is a 4,600 acre community located in Port St. Lucie, Florida consisting of approximately 6,000 built and occupied homes, numerous businesses, a university campus and the New York Mets’ spring training facility. Our second master-planned community, Tradition, Florida also located in Port St. Lucie, Florida, encompasses more than 8,200 total acres, including approximately five miles of frontage on Interstate 95 and will have approximately 18,000 residential units and 8.5 million square feet of commercial space. Our Tradition, South Carolina development consists of approximately 5,400 acres, and is currently entitled for up to 9,500 residential units, with 1.5 million square feet of commercial space, in addition to recreational areas, educational facilities and emergency services. Land sales commenced in Tradition, South Carolina in the fourth quarter 2006.
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
Impairment charges
     The trends in the homebuilding industry were unfavorable in 2006. Demand has slowed significantly as evidenced by fewer new orders, lower conversion rates and higher cancellations in the markets in which we operate. Market conditions have been particularly difficult in Florida, which we believe are the result of changing homebuyer sentiment, reluctance of buyers to commit to a new home purchase because of uncertainty in their ability to sell their existing home, few homebuyers purchasing properties as investments, rising mortgage financing expenses, and an increase in both existing and new homes available for sale. In addition, higher sales prices, increases in property taxes and higher insurance rates in Florida have impacted affordability for buyers. As a result of these market conditions, we evaluated the real estate inventory reflected on our balance sheet for impairment on a project by project basis throughout 2006. Based on this assessment, we recorded $36.8 million of impairment charges for the year ended December 31, 2006 which are included in cost of sales in the consolidated statements of operations. Included in this amount are pretax charges of approximately $28.9 million and $5.4 million for inventory impairments relating to the Primary Homebuilding segment and Tennessee Homebuilding segment, respectively, and $2.5 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase, $2.2 million of which related to the Primary Homebuilding segment and $300,000 of which related to the Tennessee Homebuilding segment.
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
     Operate more efficiently and effectively. We have recently taken steps which we believe will improve our operating efficiencies. We are working diligently to align our staffing levels with current and anticipated future market conditions and will continue to focus on implementing expense management initiatives throughout the organization. We have hired additional experienced operating and financial professionals throughout the organization, increased accountability throughout the organization and implemented a new technology platform for all of our operating entities, other than our Tennessee

Homebuilding operations. We intend to continue our focus on improving our operating effectiveness in 2007 by continuing programs such as reducing our construction cycle time.
     Continue to develop master-planned communities in desirable markets for sale and leasing. The Land Division is actively developing and marketing its master-planned communities in Florida and South Carolina. In addition to sales of parcels to homebuilders, the Land Division continues to expand its commercial operations through sales to developers and through its efforts to internally develop certain projects for leasing to third parties. In 2006 we expanded our commercial development and leasing activities with the construction and development of a “Power Center” at Tradition, Florida. The Power Center is substantially leased primarily to several “big box” retailers and is expected to open in the fall of 2007. We view our commercial projects opportunistically and intend to periodically evaluate the short and long term benefits of retention or disposition. Historically, land sale revenues have been sporadic and fluctuated more dramatically than home sale revenues, but land sale transactions result in higher margins, which historically have varied between 40% and 60%. However, margins on land sales and the many factors which impact the margin may not remain at these levels given the current downturn in the real estate markets where we own properties. Our land development activities in our master-planned communities complement our homebuilding activities by offering a source of land for future homebuilding. At the same time, our homebuilding activities have complemented our master-planned community development activities since we believe that Levitt and Sons’ strong merchandising and quality developments have tended to support future land sales in our master-planned communities. Much of our master-planned community acreage is under varying development orders and is not immediately available for construction or sale to third parties at prices that maximize value. As these parcels become available for sale, Levitt and Sons will have an opportunity to develop them. Our strategy is to review whether the allocation of the land to Levitt and Sons maximizes both the community as a whole and our overall business goals. In December 2006, Levitt and Sons acquired the first 150 acres in Tradition South Carolina from our Land Division and currently plans to acquire an additional 312 acres in stages through 2009. Third-party homebuilder sales remain an important part of our ongoing strategy to generate cash flow, maximize returns and diversify risk, as well as to create appropriate housing alternatives for different market segments in our master-planned communities. Therefore, we will review each parcel as it is ready for development to determine if it should be developed by Levitt and Sons, sold to a third party, or internally developed for leasing.
     Improve our financial strength. We are focusing our efforts on improving our financial condition including enhancing our liquidity, preserving our borrowing capacity, and monitoring expenses. In addition to expense management, we are reviewing our land positions to ensure that our land portfolio is fairly valued and appropriately aligned with our expectations of future housing demand. Further, in January 2007, we announced that we entered into a definitive merger agreement pursuant to which we will become a wholly-owned subsidiary of BFC. We believe this merger, if consummated, will provide opportunities to strengthen our balance sheet as BFC has no debt at the holding company level and we believe is better positioned to access other financial resources. We are currently reviewing and in the process of selling certain of our land inventory. We suspended additional land acquisitions in the year ended December 31, 2006 and we wrote off approximately $2.5 million of pre-acquisition costs and deposits relating to properties that we decided not to acquire. Our current inventory is expected to yield sufficient usable homesites for the next five to six years and could last longer if current absorption levels persist.
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
Business Segments
     Management reports results of operations through four segments: Primary Homebuilding, Tennessee Homebuilding, Land Division and Other Operations. The presentation and allocation of the assets, liabilities and results of operations of each segment may not reflect the actual economic costs of the segment as a stand-alone business. If a different basis of allocation were utilized, the relative contributions of the segment might differ but, in management’s view, the relative trends in segments would not likely be impacted. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements Note 21 to our audited consolidated financial statements for discussion of trends, results of operations and further discussion on each segment.
Homebuilding Division — Primary Homebuilding Segment
     The Primary Homebuilding segment of our Homebuilding Division develops both active adult and family planned communities in Florida, Georgia and South Carolina. Our average contract price for new home orders in 2006, which includes the base price and buyer selected options and upgrades, was approximately $383,000. The communities currently under development or under contract and relevant data as of December 31, 2006 are as follows:

	Number of	Planned	Closed		Sold	Net Units
	Communities	Units (a)	Units	Inventory	Backlog	Available
Active Adult Communities
Current Developments (includes optioned lots)	15	10,629	3,262	7,367	767	6,600
Properties Under Contract to be Acquired (b)	1	690	0	690	0	690

Total Active Adult	16	11,319	3,262	8,057	767	7,290

Family Communities
Current Developments (includes optioned lots)	11	4,268	1,675	2,593	359	2,234
Properties Under Contract to be Acquired (b)	0	0	0	0	0	0

Total Family	11	4,268	1,675	2,593	359	2,234

Total
Current Developments (includes optioned lots)	26	14,897	4,937	9,960	1,126	8,834
Property Under Contract to be Acquired (b)	1	690	0	690	0	690

TOTAL PRIMARY HOMEBUILDING	27	15,587	4,937	10,650	1,126	9,524

(a)	Actual number of units may vary from original project plan due to engineering and architectural changes.

(b)	There can be no assurance that the current property under contract will be acquired.
     The property under contract listed above represents a property for which due diligence had been completed as of December 31, 2006. Our Primary Homebuilding operation has the right to acquire the property at an aggregate purchase price of $14.2 million. Management will continue to evaluate market conditions and decide whether it is prudent to acquire this property in 2007, if at all. If a decision is made not to purchase this property amounts deposited or expended for due diligence will be written off. At December 31, 2006, we had $400,000 in deposits securing this purchase obligation and we are currently evaluating this obligation and intend to acquire the land associated with this purchase obligation.
     At December 31, 2006, our Primary Homebuilding segment’s backlog was 1,126 units, valued at $411.6 million. Backlog represents the number of units subject to pending sales contracts. Homes in backlog include homes that have been completed, but on which title has not been transferred, homes not yet completed and homes on which construction has not begun. There is no assurance that buyers will choose to complete the purchase of homes under contract and our remedy upon such failure to close is generally limited to retaining the buyers’ deposits or seeking specific performance of the sales contracts.
Homebuilding Division -Tennessee Homebuilding Segment
     Our Tennessee Homebuilding segment of our Homebuilding Division develops family communities in Tennessee. Our average contract price for new home orders in 2006, which includes the base price and buyer selected options and upgrades, was approximately $215,000. Our communities are designed to serve families of various ranges of incomes. The communities currently under development or under contract and relevant data as of December 31, 2006 are as follows:

	Number of	Planned	Closed		Sold	Net Units
	Communities	Units (a)	Units	Inventory	Backlog	Available
Family Communities
Current Developments (includes optioned lots)	22	3,003	1,525	1,478	122	1,356
Properties Under Contract to be Acquired	0	0	0	0	0	0

Total Family	22	3,003	1,525	1,478	122	1,356

Total
Current Developments (includes optioned lots)	22	3,003	1,525	1,478	122	1,356
Properties Under Contract to be Acquired	0	0	0	0	0	0

TOTAL TENNESSEE HOMEBUILDING	22	3,003	1,525	1,478	122	1,356

(a)	Actual number of units may vary from original project plan due to engineering and architectural changes.
     Tennessee Homebuilding operations have no properties under contract.
     At December 31, 2006, our Tennessee Homebuilding segment’s backlog was 122 units, valued at $26.7 million. Backlog represents the number of units subject to pending sales contracts. Homes in backlog include homes that have been completed, but on which title has not been transferred, homes not yet completed and homes on which construction has not begun. There is no assurance that buyers will choose to complete the purchase of homes under contract and our remedy upon such failure to close is generally limited to retaining the buyers’ deposits or seeking specific performance of the sales contracts.
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
Other Investments and Joint Ventures
     In October 2004, we acquired an 80,000 square foot office building to serve as our home office in Fort Lauderdale, Florida for $16.2 million. The building was fully leased and occupied during the year ended December 31, 2005 and generated rental income. On November 9, 2005 the lease was modified and two floors of the building were vacated in January 2006. The Company moved the senior management of Levitt and Sons and all Other Operations employees into this building in 2006, and it now serves as the Corporate Headquarters for Levitt Corporation and Levitt and Sons.
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
Information Technologies
     We continue to seek to improve the efficiency of our field and corporate operations in an effort to plan appropriately for the construction of our homes under contract. In the fourth quarter of 2006, we implemented a fully integrated operating and financial system in order to have all operating entities, with the exception of the Tennessee Homebuilding operations, on one platform and to have all field personnel use a standardized construction scheduling system that aims to improve the management of cycle time, subcontractor relationships and efficiencies throughout the field operations. These systems are expected to enable information to be shared and utilized throughout our company and enable us to better manage, optimize and leverage our employees and management.
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
Employees
     As of December 31, 2006, we employed a total of 666 full-time employees and 32 part-time employees. The breakdown of employees by segment was as follows:

	Full	Part
	Time	Time
Primary Homebuilding	512	24
Tennessee Homebuilding	32	1
Land	59	7
Other Operations	63	—

Total	666	32

     Our employees are not represented by any collective bargaining agreements and we have never experienced a work stoppage. We believe our employee relations are satisfactory.
Additional Information
     Our Internet website address is www.levittcorporation.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available free of charge through our website, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Our Internet website and the information contained in or connected to our website are not incorporated into this Form 10-K/A.

     Our website also includes printable versions of our Corporate Governance Guidelines, our code of Business Conduct and Ethics and the charters for each of our Audit, Compensation and Nominating Committees of our Board of Directors.

PART II
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

	For the Year Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands, except per share, unit and average price data)
Consolidated Operations:
Revenues from sales of real estate	$566,086	558,112	549,652	283,058	207,808
Cost of sales of real estate (a)	482,961	408,082	406,274	209,431	159,675

Margin (a)	83,125	150,030	143,378	73,627	48,133
Earnings from Bluegreen Corporation	9,684	12,714	13,068	7,433	4,570
Selling, general & administrative expenses	121,151	87,639	71,001	42,027	30,549
Net (loss) income	$(9,164)	54,911	57,415	26,820	19,512

Basic (loss) earnings per share	$(0.46)	2.77	3.10	1.81	1.32
Diluted (loss) earnings per share (b)	$(0.47)	2.74	3.04	1.77	1.30
Basic weighted average common shares outstanding (thousands)	19,823	19,817	18,518	14,816	14,816
Diluted weighted average common shares outstanding (thousands)	19,823	19,929	18,600	14,816	14,816

Dividends declared per common share	$0.08	0.08	0.04	—	—

Key Performance Ratios:
Margin percentage (c)	14.7%	26.9%	26.1%	26.0%	23.2%
SG&A expense as a percentage of total revenues	21.1%	15.5%	12.8%	14.7%	14.6%
Return on average shareholders’ equity, annualized (d)	(2.6%)	17.0%	27.3%	23.0%	22.0%
Ratio of debt to shareholders’ equity	179.4%	116.6%	91.0%	138.8%	137.1%
Ratio of debt to total capitalization (e)	64.2%	53.8%	47.6%	58.1%	57.8%
Ratio of net debt to total capitalization (e)(f)	59.2%	38.9%	25.3%	46.1%	51.5%

Consolidated Balance Sheet Data:
Cash	$48,391	113,562	125,522	35,965	16,014
Inventory of real estate	$822,040	611,260	413,471	254,992	198,126
Investment in Bluegreen Corporation	$107,063	95,828	80,572	70,852	57,332
Total assets	$1,090,666	895,673	678,467	393,505	295,461
Total debt	$615,703	407,970	268,226	174,093	147,445
Total liabilities	$747,427	545,887	383,678	268,053	187,928
Shareholders’ equity	$343,239	349,786	294,789	125,452	107,533

	For the Year Ended December 31,
	2006	2005	2004	2003	2002
		(Dollars in thousands, except per share, unit and average price data)
Primary Homebuilding (g):
Revenues from sales of real estate	$424,420	352,723	418,550	222,257	162,359
Cost of sales of real estate (a)	367,252	272,680	323,366	173,072	131,281

Margin (a)	$57,168	80,043	95,184	49,185	31,078
Margin percentage (c)	13.5%	22.7%	22.7%	22.1%	19.1%
Construction starts	1,445	1,212	1,893	1,593	796
Homes delivered	1,320	1,338	1,783	1,011	740
Average selling price of homes delivered	$322,000	264,000	235,000	220,000	219,000
Net orders (units)	847	1,289	1,378	2,240	980
Net orders (value)	$324,217	448,207	376,435	513,436	204,730
Backlog of homes (units)	1,126	1,599	1,648	2,053	824
Backlog of homes (sales value)	$411,578	512,140	416,656	458,771	167,526

Tennessee Homebuilding (j):
Revenues from sales of real estate	$76,299	85,644	53,746	—	—
Cost of sales of real estate (a)	72,807	74,328	47,731	—	—

Margin (a)	$3,492	11,316	6,015	—	—
Margin percentage (c)	4.6%	13.2%	11.2%	—	—
Construction starts	237	450	401	—	—
Homes delivered	340	451	343	—	—
Average selling price of homes delivered	$224,000	190,000	157,000	—	—
Net orders (units)	269	478	301	—	—
Net orders (value)	$57,776	98,838	51,481	—	—
Backlog of homes (units)	122	193	166	—	—
Backlog of homes (sales value)	$26,662	45,185	31,991	—	—

Land Division (h):
Revenues from sales of real estate	$69,778	105,658	96,200	55,037	53,919
Cost of sales of real estate	42,662	50,706	42,838	31,362	28,722

Margin (a)	$27,116	54,952	53,362	23,675	25,197
Margin percentage (c)	38.9%	52.0%	55.5%	43.0%	46.7%
Acres sold	371	1,647	1,212	1,337	1,715
Inventory of real estate (acres) (i)	6,871	7,287	5,965	6,837	5,853
Inventory of real estate (book value)	$176,356	150,686	122,056	43,906	59,520
Acres subject to sales contracts – Third parties	74	246	1,833	1,433	1,845
Aggregate sales price of acres subject to sales contracts to third parties	$21,124	39,283	121,095	103,174	72,767

(a)	Margin is calculated as sales of real estate minus cost of sales of real estate. Included in cost of sales of real estate for the year ended December 31, 2006 are homebuilding inventory impairment charges and write-offs of deposits and pre-acquisition costs of $31.1 million in our Primary Homebuilding segment and $5.7 million in the Tennessee Homebuilding segment.

(b)	Diluted (loss) earnings per share takes into account the dilutive effect of our stock options and restricted stock using the treasury stock method and the dilution in earnings we recognize as a result of outstanding Bluegreen securities that entitle the holders thereof to acquire shares of Bluegreen’s common stock.

(c)	Margin percentage is calculated by dividing margin by sales of real estate.

(d)	Calculated by dividing net (loss) income by average shareholders’ equity. Average shareholders’ equity is calculated by averaging beginning and end of period shareholders’ equity balances.

(e)	Total capitalization is calculated as total debt plus total shareholders’ equity.

(f)	Net debt is calculated as total debt minus cash.

(g)	Excludes joint ventures.

(h)	Revenues and costs of sales of real estate include land sales to Levitt and Sons, if any. These inter-segment transactions are eliminated in consolidation.

(i)	Estimated net saleable acres (subject to final zoning, permitting, and other governmental regulations / approvals).

(j)	Bowden was acquired in May 2004. The Company had no homebuilding operations in Tennessee in 2003 and 2002.

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
Outlook
          During 2006, management continued to focus on improving organizational and infrastructure processes and procedures. We made substantial investments in our information systems, personnel and practices to strengthen the management team, increase field construction capacity and competency and standardize policies and procedures to enhance operational efficiency and consistency. While we made these organizational changes, the market conditions in the homebuilding industry deteriorated and we have not yet seen meaningful evidence of any improvement to date in 2007. As a result of these deteriorating conditions, we incurred higher selling expenses for advertising, outside broker commissions and other sales and marketing incentives in an effort to remain competitive and attract buyers during 2006 and expect to continue to do so in 2007.
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
          As we enter 2007, our strategy will focus on our balance sheet, including efforts to enhance our liquidity and preserve our borrowing capacity, as well as to bring costs in line with our orders, closings and strategic objectives. We have been taking steps to align our staffing levels with current and anticipated future market conditions and will continue to focus on implementing expense management initiatives throughout the organization. We have reviewed and continue to review our land positions to align our position with our requirements and expectations of future demand. In order to remain competitive in our markets, we are aggressively offering sales incentives to customers while working to preserve the conversion rate in our backlog. These initiatives will lead to lower gross margins on home sales. We are attempting to mitigate the impact of this margin compression by reducing general and administrative expenses, shortening cycle time to lower construction and carry costs, negotiating lower prices from our suppliers and in the short term curtailing land acquisitions in most of our markets. While there is clearly a slowdown in the homebuilding sector, interest in commercial property in our Land Division has remained strong, and interest in the South Carolina market does not appear to be impacted as severely as the Florida residential market. The Land Division expects to continue developing and selling land in its master-planned communities in South Carolina and Florida. In addition to sales of parcels to homebuilders, the Land Division plans to continue to expand its commercial operations through sales to developers and to internally develop certain projects for leasing to third parties. In addition to sales to third party homebuilders and commercial developers, the Land Division anticipates that it will continue to periodically sell residential land to Levitt and Sons.

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
Inventory of Real Estate
          Inventory of real estate includes land, land development costs, interest and other construction costs and is stated at accumulated cost or, when circumstances indicate that the inventory is impaired, at estimated fair value. Due to the large acreage of certain land holdings and the nature of our project development life cycles, disposition of our inventory in the normal course of business is expected to extend over a number of years.
          Land and indirect land development costs are allocated to various parcels or housing units using either the specific identification method or appropriate apportionment factors, including the relative sales values and unit counts. Direct construction costs are assigned to housing units based on specific identification. Construction costs primarily include direct construction costs and capitalized field overhead.

Other costs are comprised of tangible selling costs, prepaid local government fees and capitalized real estate taxes. Tangible selling costs are capitalized by project and represent costs incurred throughout the selling period to aid in the sale of housing units, such as model furnishings and decorations, sales office furnishings and facilities, exhibits, displays and signage. These tangible selling costs are capitalized and expensed to selling, general and administrative expense at the time the revenue associated with the benefited home is recorded. Start-up costs and other selling costs are expensed as incurred.
          The expected future costs of development in our Land Division are analyzed at least annually to determine the appropriate allocation factors to charge to cost of sales when such inventory is sold. During the long term project development cycles in our Land Division, which can approximate 12-15 years, such development costs are subject to more relative volatility than similar costs in homebuilding, where projects typically last between four and seven years. Costs in the Land Division to complete infrastructure will be influenced by changes in direct costs associated with labor and materials, as well as changes in development orders and regulatory compliance.
          We review real estate inventory for impairment on a project-by-project basis in accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). The homebuilding industry is currently experiencing a slowdown after years of strong growth. Excess supply, particularly in previously strong markets like Florida has led to downward pressure on pricing for residential homes and land. As of December 31, 2006, we assessed all of our projects, which included housing projects and land held for development and sale, to identify underperforming projects and land investments that may not be recoverable through future cash flows. We measure the recoverability of assets by comparing the carrying amount of an asset to the estimated future undiscounted net cash flows.
          Each project was assessed individually and as a result, the assumptions used to derive future cash flows varied by project. For land held for sale that is being remarketed, we used contract proposals from third parties or market assessments. For homebuilding projects, we used a variety of assumptions. These key assumptions are dependent on project-specific conditions and are inherently uncertain. Local market and project-specific factors that may influence our assumptions include:
•	historical project performance, including traffic trends and conversions rates, sales, selling prices, including incentive and discount programs, and cancellation trends,

•	competitors’ presence and their competitive actions,

•	project specific attributes such as location desirability, market segment (active adult vs. family) and product type (single family detached vs. town home), and

•	current local market economic and demographic conditions, including interest rates, in-migration trends and job growth, and related trends and forecasts.
          After considering these factors and based on specific assumptions, we project future cash flows for the project until the project is expected to be sold out. If the resulting carrying amount of the project exceeds the estimated undiscounted cash flows from the project, an impairment charge is recognized to reduce the carrying value of the project to fair value. Fair value is determined by applying a risk based discount rate, currently 15%, to the future estimated cash flows for a project. Assumptions are updated on a quarterly basis to reflect current market trends as well as updated pricing information including any sales incentives or discounts.
          We had 22 projects in the Tennessee Homebuilding segment with inventory available for sale at December 31, 2006 that are generally smaller and of a shorter duration than projects in the Primary Homebuilding segment. The projects in Tennessee are expected to sell out over the next two years. Levitt used certain assumptions in its impairment evaluation for the Tennessee projects at December 31, 2006. For Tennessee projects with less than 25 units remaining to be sold, a total of 13 projects, our assumptions regarding projected sales prices, unit sales and margin percentage resulted in projected negative margins ranging between 10% and 15%, and for Tennessee projects with more than 25 units remaining to be sold, which represented 9 projects, our assumptions regarding projected sales prices, unit sales and margin percentage resulted in projected negative margins ranging between 12.5% and 20%.

          The homebuilding projects outside of Tennessee are generally larger and many are in the early stages of development. Accordingly the projections extend for 4-7 years into the future, inherently increasing the uncertainty involved in the projections.
          Specific assumptions for projected unit sales and margin percentage on delivered units for homebuilding projects outside of Tennessee include:
•	estimates of average future selling prices based on current selling prices and speculative inventory with average sales price declines in 2007 and 2008, followed by average sales price increases ranging from 2% to 13% in 2009 and beyond;

•	estimates of future construction and land development costs were kept relatively consistent throughout the entire project;

•	estimates of average (unweighted) gross margin percentages ranging between 2% and 5% in the early years and approximately 15% in 2010 and beyond; and

•	estimated future sales rates resulted in a decline in 2007 which projected sales at over 75% of projects averaging less than 80 units per year; improvement in 2008 but 50% of projects are projected to have sales of less than 80 units per year; and continued improvement in 2009 with only 25% of projects having projected sales of less than 80 units per year. Sales are projected to flatten beyond 2009 based on project completions.
          During the year ended December 31, 2006, we recorded impairments on 5 projects in Florida and on 14 projects in Tennessee because the undiscounted cash flows were less than the carrying value of those assets. These impaired projects resulted in $34.3 million of impairment charges. An additional $2.5 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase was also recorded. At December 31, 2006 we had total homebuilding inventory of $664.6 million, of which $113.6 million, or 17.1%, was recorded at fair value, which was less than cost. The balance was recorded at cost.
          The assumptions developed and used by management are subjective and involve significant estimates, and are subject to increased volatility due to the uncertainty of the current market environment. As a result, actual results could differ materially from management’s assumptions and estimates and may result in future material inventory impairment charges to be recorded in the future. For example, if the assumed revenue per unit in each project was reduced by 10% for each year through 2009, impairment charges for the year ended December 31, 2006 would have increased by approximately $73 million.
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
Goodwill
          Goodwill acquired in a purchase business combination and determined to have an indefinite useful life is not amortized, but instead tested for impairment at least annually. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” we conduct a review of our goodwill on at least an annual basis to determine whether the carrying value of goodwill exceeds the fair market value using a discounted cash flow methodology. Should this be the case, the value of our goodwill may be impaired and written down. In the year ended December 31, 2006, we conducted an impairment review of the goodwill related to our Tennessee Homebuilding operations associated with our acquisition of Bowden in 2004. The profitability and estimated cash flows of Bowden were determined to have declined to a point where the carrying value of the assets exceeded their estimated fair market value. We used a discounted cash flow methodology to determine the amount of impairment which resulted in the complete write-off of the $1.3 million of goodwill in the year ended December 31, 2006. The write-off is included in other expenses in the consolidated statements of operations in the year ended December 31, 2006.

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
For the Year Ended December 31, 2006 Compared to the Same 2005 Period
          We incurred a consolidated net loss of $9.2 million for the year ended December 31, 2006 which represented a decrease in consolidated net income of $64.1 million, or 116.7%, for the year ended December 31, 2006 compared to the same period in 2005. This decrease was the result of decreased margins on sales of real estate across all Divisions due to increased cost of sales, and inventory impairments recorded in the year ended December 31, 2006 in the amount of $36.8 million, and higher selling and administrative expenses. There was no inventory impairments recorded in the prior year, although we did write-off $467,000 in deposits. These increases in expenses were offset in part by an increase in sales of real estate. Further, Bluegreen Corporation experienced a decline in earnings in the year ended December 31, 2006 compared to the same period in 2005.
          Revenues from sales of real estate increased slightly from $558.1 million to $566.1 million for the year ended December 31, 2006 as compared to the same period in 2005. The increase was primarily attributable to an increase in the average selling prices of homes delivered by both segments of our Homebuilding Division offset in part by decreases in the sales of real estate for the Land Division and Other Operations for the year ended December 31, 2006. Homebuilding Division revenues increased from

$438.4 million for the year ended December 31, 2005 to $500.7 million for the same period in 2006. During the year ended December 31, 2006, 1,660 homes were delivered compared to 1,789 homes delivered during the same period in 2005, however the average selling price of deliveries increased to $302,000 for the year ended December 31, 2006 from $245,000 for the same period in 2005. The increase in the average price of our homes delivered was the result of price increases initiated throughout 2005 due to strong demand, particularly in Florida. In the year ended December 31, 2005, the Land Division recorded land sales of $105.7 million compared to land sales of $69.8 million for the same period in 2006. The large decrease is attributable to a bulk land sale of 1,294 acres for $64.7 million recorded by the Land Division in the year ended December 31, 2005 compared to 371 total acres sold by the Land Division for the same period in 2006. Revenues for 2005 also reflect sales of flex warehouse properties as Levitt Commercial delivered 44 flex warehouse units at two of its development projects, generating revenues of $14.7 million. Levitt Commercial delivered 29 units during the year ended December 31, 2006 recording $11.0 million in revenues.
          Other Revenues increased from $6.8 million during the year ending December 31, 2005 to $9.2 million during the same period in 2006. This change was primarily related to an increase in lease and irrigation revenue associated with our Land Division’s Tradition, Florida master planned community.
          Cost of sales increased 18.4% to $483.0 million during the year ended December 31, 2006, as compared to the same period in 2005. The increase in cost of sales was due to increased revenues from real estate. In addition, the increase was due to impairment charges and inventory related valuation adjustments in the amount of $36.8 million in our Homebuilding Division. Projections of future cash flows related to the remaining assets were discounted and used to determine the estimated impairment charge. These adjustments were calculated based on current market conditions and assumptions made by our management, which may differ materially from actual results. In the second quarter of 2006, we recorded inventory impairment charges related to the Tennessee Homebuilding operations which have consistently delivered lower than expected margins. In the second quarter of 2006, key management personnel resigned and we faced increased start-up costs in the Nashville market. We also experienced a downward trend in home deliveries in our Tennessee Homebuilding operations during the second quarter and as a result of these factors, we recorded an impairment charge of approximately $4.7 million. In the fourth quarter of 2006, we recorded additional impairment charges of $29.7 million in both segments of the Homebuilding Division due to the continued downward trend in these homebuilding markets. In addition to impairment charges, cost of sales increased due to higher construction costs. The increase in cost of sales in the Homebuilding Division was partially offset by lower cost of sales in the Land Division and Other Operations, based on the decrease in land sales recorded. Consolidated cost of sales as a percentage of related revenue was approximately 85.3% for the year ended December 31, 2006, as compared to approximately 73.1% for the same period in 2005. This increase adversely affected gross margin percentages across all business segments. This decrease in margin was attributable to the impairment charges, higher construction costs as well as lower land revenues recognized associated with pricing pressure on sales of land.
          Selling, general and administrative expenses increased $33.5 million to $121.2 million during the year ended December 31, 2006 compared to $87.6 million during the same period in 2005 as a result of higher employee compensation and benefits, advertising costs and professional services expenses. Employee compensation and benefits expense increased by approximately $7.1 million, from $42.5 million during the year ended December 31, 2005 to $49.6 million for the same period in 2006. This increase relates to the number of employees increasing from 668 at December 31, 2005 to 698 at December 31, 2006. The employee count was as high as 765 as of June 30, 2006. These increases were primarily a result of the continued expansion of the Primary Homebuilding segment and Land Division activities into new geographic areas and enhanced support functions. Further, approximately $3.1 million of the increase in compensation expense was associated with non-cash stock-based compensation for which no expense was recorded in the same period in 2005. Additionally, other charges of $1.0 million consisted of employee related costs, including severance and retention payments relating to our Homebuilding Division. Advertising and outside broker expense increased approximately $8.6 million in the year ended December 31, 2006 compared to the same period in 2005 due to increased advertising costs for new communities opened during 2006 and increased advertising and increased costs to outside brokers associated with efforts to attract buyers in a challenging homebuilding market. Lastly, we experienced an increase in administrative costs of $2.8 million due to non-capitalizable consulting services performed during the year ended December 31, 2006 related to our financial systems implementation of a new technology and data platform for all of our operating entities. Effective October 2006, our segments excluding our Tennessee Homebuilding segment began utilizing one system platform. The system implementation costs consisted of training and other validation procedures that were performed in the year ended December 31, 2006. Similar professional services costs were not incurred during the year ended December 31, 2005. As a percentage of total revenues, selling, general and administrative expenses increased to 21.1% during the year ended December 31, 2006, from 15.5% during the same period in 2005, due to the increases in overhead spending noted above, coupled with the decline in total revenues generated in our Land Division with no corresponding decrease in overhead costs. Management continues to evaluate overhead spending in an effort to align costs with backlog, sales and deliveries.
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
          Other expenses decreased to $3.7 million during the year ended December 31, 2006 from $4.9 million for the year ended December 31, 2005. The decrease was primarily attributable to a decrease of $677,000 in debt prepayment penalties that were incurred in 2005, a $830,000 litigation reserve recorded in 2005, and hurricane related expenses incurred during the year ended December 31, 2005 while no hurricane expenses were incurred in 2006. The decrease in other expenses was partially offset by goodwill impairment charges recorded in the year ended December 31, 2006 of approximately $1.3 million related to our Tennessee Homebuilding operations. In the second quarter of 2006, we determined the profitability and estimated cash flows of the reporting entity declined to a point where the carrying value of the assets exceeded their estimated fair market value resulting in a write-off of goodwill.
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
For the Year Ended December 31, 2005 Compared to the Same 2004 Period
          Consolidated net income decreased $2.5 million, or 4.4%, for the year ended December 31, 2005 as compared to 2004. The decrease in net income primarily resulted from an increase in overall selling, general and administrative expenses in all segments associated with our expansion into new markets, increased headcount, and our efforts to improve our organizational structure, production and operational practices. The impact of lower homebuilding revenue, higher spending on overhead, technology, training and infrastructure and lower earnings from joint ventures was partially mitigated by increases in sales by our Land Division and Levitt Commercial, as well as an increase in interest and other income.
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
          Selling, general and administrative expenses increased 23.4% to $87.6 million during 2005 compared to $71.0 million for the same 2004 period primarily as a result of higher employee compensation and benefits expenses and an increase in professional fees. As a percentage of total revenues, our selling, general and administrative expenses increased to 15.5% for 2005 from 12.8% for the year ended December 31, 2004. The increase in compensation expense was attributable to an increase in employee headcount associated with new hires in Central and South Florida (including the Company’s headquarters) and the continued expansion of homebuilding activities into North Florida, Georgia and South Carolina. Further, we incurred start-up costs such as advertising and administrative expenses associated with launching new projects in Atlanta, Georgia, Myrtle Beach, South Carolina and Nashville, Tennessee. The number of our employees increased to 668 at December 31, 2005, from 559 as of December 31, 2004. In addition, expenses incurred during the year ended December 31, 2005 reflected a full year of Bowden’s operations which was acquired in May 2004. In connection with our initiatives to improve infrastructure, we incurred expenses associated with technology upgrades, training and human resource development and communications.
          We engaged consultants in 2005 to assist us in a detailed operational and organizational review. Following that detailed evaluation, we concluded that additional infrastructure investment and organizational change would be necessary in order to support growth objectives of the Homebuilding Division. As a result, we were organizationally restructured into regional teams with matrixed, multi-functional relationships. At the same time, we implemented numerous initiatives to support the increased infrastructure investment, which included recruiting additional managers, particularly in field operations; the evaluation, documentation, and implementation of industry best practices; the selection and implementation of a common technology platform; the development of curriculum and training programs; and formalized management communications relating to strategies and priorities. Overhead expense associated with this broad range of organizational and operational initiatives increased, reflecting higher employee headcount, retention of outside consultants and other direct program costs.
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
          The decrease in other expenses was primarily attributable to a decrease in hurricane expenses, net of insurance recoveries. Expenses associated with the estimated costs of remediating hurricane-related damage were $572,000 in 2005 compared with $4.4 million in 2004. This decrease in expense was partially offset by a one time additional reserve recorded to account for our share of costs associated with a litigation settlement, and a debt prepayment penalty incurred during the first quarter of 2005 at our Land Division.

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

Primary Homebuilding Segment Results of Operations

				2006	2005
	Year Ended December 31,			vs. 2005	vs. 2004
	2006	2005	2004	Change	Change
	(Dollars in thousands, except average price data)
Revenues
Sales of real estate	$424,420	352,723	418,550	71,697	(65,827)
Other revenues	4,070	3,750	4,798	320	(1,048)

Total revenues	428,490	356,473	423,348	72,017	(66,875)

Costs and expenses
Cost of sales of real estate	367,252	272,680	323,366	94,572	(50,686)
Selling, general and administrative expenses	65,052	46,917	44,421	18,135	2,496
Other expenses	2,362	3,606	6,817	(1,244)	(3,211)

Total costs and expenses	434,666	323,203	374,604	111,463	(51,401)

(Loss) earnings from joint ventures	(279)	104	3,535	(383)	(3,431)
Interest and other income	3,261	535	1,776	2,726	(1,241)

(Loss) income before income taxes	(3,194)	33,909	54,055	(37,103)	(20,146)
Benefit (provision) for income taxes	1,508	(12,270)	(20,819)	13,778	8,549

Net (loss) income	$(1,686)	21,639	33,236	(23,325)	(11,597)

Operational data:
Homes delivered	1,320	1,338	1,783	(18)	(445)
Construction starts	1,445	1,212	1,893	233	(681)
Average selling price of homes delivered	$322,000	264,000	235,000	58,000	29,000
Margin percentage on homes delivered (a)	13.5%	22.7%	22.7%	(9.2)%	—
Gross sales contracts (units)	1,108	1,398	1,490	(290)	(92)
Sales contracts cancellations (units)	261	109	112	152	(3)
Net orders (units)	847	1,289	1,378	(442)	(89)
Net orders (value)	$324,217	448,207	376,435	(123,990)	71,772
Backlog of homes (units)	1,126	1,599	1,648	(473)	(49)
Backlog of homes (value)	$411,578	512,140	416,656	(100,562)	95,484
Joint Ventures (excluded from above):
Homes delivered	—	—	146	—	(146)
Construction starts	—	—	—	—	—
Net orders (units)	—	—	42	—	(42)
Net orders (value)	$—	—	13,967	—	(13,967)
Backlog of homes (units)	—	—	—	—	—
Backlog of homes (value)	$—	—	—	—	—

(a)	Margin percentage is calculated by dividing margin (sales of real estate minus cost of sales of real estate) by sales of real estate.
          In the year ended December 31, 2006 the Primary Homebuilding segment incurred a net loss of $1.7 million compared to net income of $21.6 million in 2005, primarily due to $31.1 million of inventory impairment charges and inventory related valuation adjustments which were included in cost of sales. Increased cost of sales resulted in a gross margin of 13.5% for the year ended December 31, 2006 compared to 22.7% in 2005. There were no impairment charges recorded in 2005, although we did write-off $457,000 in deposits. Excluding homebuilding inventory impairment charges, gross margin would have declined from 22.7% in 2005 to 20.8% in 2006. The decline was associated with higher construction costs in 2006 compared to 2005, as well as a shift in geographic mix resulting in a higher proportion of units delivered from lower margin communities. Due to the Company’s sales performance in Florida in 2004 and 2005 and production issues associated with our expansion, our delivery cycle in 2005 and 2006 extended beyond our 12-month target, and the number of homes we closed in 2006 remained relatively flat as compared to 2005. We have implemented changes to our organizational structure, production and operational practices in an attempt to shorten cycle times to enable us to deliver homes within 12 months. We believe that shorter delivery cycles will increase customer satisfaction and the productivity of our overall construction practices and reduce our vulnerability to rising costs.
          At December 31, 2006, our Primary Homebuilding operations had a delivery backlog of 1,126 homes representing $411.6 million of future sales. The average sales price of the homes in backlog at December 31, 2006 of $366,000 is approximately 14.1% higher than the average sales price of the homes in backlog at December 31, 2005. This increase is attributable to the particular markets generating the backlog, and the Primary Homebuilding operations current pricing, which has held consistent with the price increases implemented in 2005. We do not believe that we will be able to maintain these prices in 2007 due to current market conditions, and that more aggressive pricing will be necessary to generate future sales and reduce spec inventory. While we believe that our management team, information systems and practices and procedures have been effectively strengthened to allow us to compete in the current market, the condition in the homebuilding industry, adverse trends in the broader economy, continued inflationary pressures and labor shortages could adversely impact our Primary Homebuilding operations in future periods. Our pricing of homes is limited by the current market demand, and the sales prices of homes in our backlog cannot be maintained. As such, we expect that the margins on the delivery of homes in 2007 will continue to reflect downward pressure.
          Our Primary Homebuilding operating results reflect the deterioration of conditions in the homebuilding industry characterized by record levels of new and existing homes available for sale, reduced affordability and diminished buyer confidence. The slowdown in the housing market has led to increased sales incentives, increased pressure on margins, higher cancellation rates, increased advertising expenditures, increased broker commissions and increased inventories. As a result, we expect our gross margin on home sales to be negatively impacted until market conditions stabilize.
For the Year Ended December 31, 2006 Compared to the Same 2005 Period
          Revenues from home sales in our Primary Homebuilding operations increased 20.3% to $424.4 million during the year ended December 31, 2006, from $352.7 million during the same period in 2005. The increase was the result of an increase in average sale prices on home deliveries, which increased to $322,000 for the year ended December 31, 2006, compared to $264,000 during the same period in 2005. Since our typical sale to delivery cycle lasts between 12 and 15 months, much of the increase in average sales price on deliveries was attributable to the price increases in 2005 which we were able to maintain through the first half of 2006. The increase in sales prices was partially offset by a decrease in the number of deliveries which declined slightly to 1,320 homes during the year ended December 31, 2006 from 1,338 homes during the same period in 2005.
          The value of net orders in our Primary Homebuilding operations decreased to $324.2 million during the year ended December 31, 2006, from $448.2 million during the same period in 2005. During the year ended December 31, 2006, net unit orders decreased to 847 units, from 1,289 units during the same period in 2005 as a result of reduced traffic and lower conversion rates as well as an increase in order cancellations. The decrease in net orders was partially offset by the average sales price increasing 10.1% during the year ended December 31, 2006 to $383,000, from $348,000 during the same period in 2005. Higher average selling prices are primarily a reflection of price increases that were implemented in 2005 and maintained in the first half of 2006, as well as the product mix of sales being generated from projects with higher average sales prices. In 2006, Primary Homebuilding had 1,108 gross sales contracts with 261 cancellations (a 24% cancellation rate) compared to 1,398 gross sales contracts with 109 cancellations (a 8% cancellation rate) for the 2005 period. The increase in cancellations is pervasive in our Florida markets and can be attributed to the current market conditions in Florida and the overall residential market.
          Cost of sales in our Primary Homebuilding operations increased $94.6 million to $367.3 million during the year ended December 31, 2006, from $272.7 million during the same period in 2005. The increase in cost of sales is due to the increase in revenue from home sales as well as impairment charges and inventory related valuation adjustments recorded in the amount of $31.1 million. Cost of sales also increased due to higher construction costs related to longer cycle times and increased carrying costs.
          Margin percentages declined in the Primary Homebuilding segment during the year ended December 31, 2006 to 13.5%, from 22.7% during the same period in 2005. There were no impairment charges recorded in 2005, although we did write-off $457,000 in deposits. Gross margin excluding inventory impairments was 20.8% compared to a gross margin of 22.7% for the same period in 2005. The decline was associated with higher construction costs in 2006 compared to 2005.
          Selling, general and administrative expenses in our Primary Homebuilding operations increased 38.7% to $65.1 million during the year ended December 31, 2006, as compared to $46.9 million during the same period in 2005 primarily as a result of higher employee compensation and benefits expense, recruiting costs, higher outside sales commissions, increased advertising, and costs of expansion throughout Florida, Georgia and South Carolina. Employee compensation costs increased by approximately $4.5 million, from $26.1 million during the year ended December 31, 2005 to $30.6 million for the same period in 2006 mainly attributable to higher average headcount, which reached 581 employees as of June 30, 2006, before totaling 536 employees as of December 31, 2006. There were 506 employees at December 31, 2005. During the year we reduced headcount throughout the Primary Homebuilding operations and in connection with these reductions we incurred charges for employee related costs, including severance and retention payments. Employee cost increases were offset in part by a reduction in incentive compensation in 2006 associated with the decrease in profitability in the year ended December 31, 2006 as compared to the same period in 2005. Selling costs were higher in 2006 by $8.8 million, primarily associated with higher broker commissions earned, increased sales expenses associated with efforts to attract buyers in a challenging homebuilding market and increased headcount associated with the expansion into new markets discussed above. Additionally, legal fees associated with litigation in our various locations increased for the year ended December 31, 2006 as compared to the same period in 2005. As a percentage of total revenues, selling, general and administrative expense was approximately 15.2% for the year ended December 31, 2006 compared to 13.2% for the same period in 2005.
          Other expenses decreased 34.6% to $2.4 million during the year ended December 31, 2006 from $3.6 million in the same period in 2005. The decrease in other expenses related to a $830,000 reserve recorded in 2005 to account for our share of costs associated with a litigation settlement and a decrease in title and mortgage expense of approximately $414,000 compared to 2005.
          Interest incurred and capitalized on notes and mortgages payable totaled $27.2 million during the year ended December 31, 2006, compared to $11.0 million during the same period in 2005. Interest incurred increased as a result of an increase in the average interest rate on our variable-rate borrowings as well as a $149.6 million increase in our borrowings from December 31, 2005. Cost of sales of real estate associated with previously capitalized interest totaled $9.7 million during the year ended December 31, 2006 as compared to $4.7 million for the same period in 2005.
For the Year Ended December 31, 2005 Compared to the Same 2004 Period
          The value of net orders in our Primary Homebuilding operations increased to $448.2 million for 2005 from $376.4 million in 2004 as a result of higher average sales prices partially offset by a decreased number of orders. Higher selling prices were primarily a reflection of the continued strength of the Florida market during the period. Net unit orders modestly decreased to 1,289 units in 2005, from 1,378 units during 2004. Due in large part to stronger than expected sales of new homes in 2004, we experienced production challenges in some of our homebuilding projects and our inventory of homes available for sale was diminished. The increased 2004 sales led to extended delivery cycles in 2004 and 2005 beyond our 12-month target. As a result of the extended delivery cycles and our depleted inventory levels, we slowed the pace of sales and therefore starts throughout our projects in the Primary Homebuilding segment beginning in late 2004 and extending through 2005, and focused on acquiring land to develop for future projects. Cancellations for the year ended December 31, 2005 totaled 109 units compared to 112 in the same 2004 period.

          Revenues from home sales decreased 15.7% to $352.7 million in 2005 from $418.6 million in 2004, due primarily to decreased home deliveries, which decreased from 1,783 units delivered to 1,338 units during the same 2004 period. The decrease in deliveries was attributable to the lower backlog at December 31, 2004, an increased emphasis on quality and customer service which delayed closings, as well as a reduction in construction starts as discussed above. Construction cycle times generally improved, although some projects continued to experience subcontractor delays and project-related management issues.
          Cost of sales decreased by approximately 15.7% to $272.7 million in 2005 from $323.4 million in 2004. The decrease in cost of sales was attributable to fewer deliveries as margin remained consistent at 22.7% for 2004 and 2005.
          Selling, general and administrative expenses increased 5.6% to $46.9 million in 2005 from $44.4 million for 2004. In connection with our detailed operational and organizational review, we made significant expenditures during 2005 for infrastructure investment which we believed necessary to support growth objectives. We increased headcount and continued a plan towards market expansion. As a percentage of total revenues, our selling, general and administrative expense was approximately 13.2% during the twelve months ended December 31, 2005, compared to 10.5% during the same 2004 period. The increase was specifically attributable to increased employee compensation and benefits costs associated with new hires in Central and South Florida, and the continued expansion of homebuilding activities into the Jacksonville, Atlanta, and Myrtle Beach markets, incurring administrative start-up costs, including advertising.
          Interest incurred and capitalized on notes and mortgages payable totaled $11.0 million during 2005, compared to $5.3 million during the same 2004 period. Interest incurred increased as a result of an increase in the average interest rate on our variable-rate borrowings and an increase in borrowings in 2005 associated with the Company’s purchases of land to replenish its inventory of homesites. At the time of a home sale, the related capitalized interest is charged to cost of sales. Cost of sales of real estate during 2005 and 2004 included previously capitalized interest of $4.7 million and $7.2 million, respectively.
          The decrease in other expenses of $3.2 million was primarily attributable to certain non-recurring expenses recorded in 2004, including a charge of $3.9 million, net of insurance recoveries, to account for the costs of remediating hurricane related damage in the Primary Homebuilding segment. In 2005, the Primary Homebuilding operations did not incur any hurricane related expense. For 2005, other expenses were comprised of mortgage operations expense and an additional reserve recorded for our share of costs associated with a litigation settlement reached in a matter in which we were a joint venture partner.
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

Tennessee Homebuilding Segment Results of Operations

				2006	2005
	Year Ended December 31,			vs. 2005	vs. 2004
	2006	2005	2004	Change	Change
	(Dollars in thousands, except average price data)
Revenues
Sales of real estate	$76,299	85,644	53,746	(9,345)	31,898

Total revenues	76,299	85,644	53,746	(9,345)	31,898

Costs and expenses
Cost of sales of real estate	72,807	74,328	47,731	(1,521)	26,597
Selling, general and administrative expenses	12,806	10,486	6,385	2,320	4,101
Other expenses	1,307	—	198	1,307	(198)

Total costs and expenses	86,920	84,814	54,314	2,106	30,500

Loss from joint ventures	—	—	(17)	—	17
Interest and other income	127	188	168	(61)	20

(Loss) income before income taxes	(10,494)	1,018	(417)	(11,512)	1,435
Benefit (provision) for income taxes	3,241	(421)	161	3,662	(582)

Net (loss) income	$(7,253)	597	(256)	(7,850)	853

Operational data:
Homes delivered	340	451	343	(111)	108
Construction starts	237	450	401	(213)	49
Average selling price of homes delivered	$224,000	190,000	157,000	34,000	33,000
Margin percentage on homes delivered (a)	4.6%	13.2%	11.2%	(8.6)%	2.0%
Gross sales contracts (units)	412	641	492	(229)	149
Sales contracts cancellations (units)	143	163	191	(20)	(28)
Net orders (units)	269	478	301	(209)	177
Net orders (value)	$57,776	98,838	51,481	(41,062)	47,357
Backlog of homes (units)	122	193	166	(71)	27
Backlog of homes (value)	$26,662	45,185	31,991	(18,523)	13,194

(a)	Margin percentage is calculated by dividing margin (sales of real estate minus cost of sales of real estate) by sales of real estate.
          During the year ended December 31, 2006 our Tennessee Homebuilding segment delivered lower than expected margins, had key management personnel leave the Company and continued to experience significant start-up costs associated with expansion from the Memphis to the Nashville market. These issues, in the face of a general downward trend in home deliveries, caused management to evaluate various strategies for our assets in our Tennessee Homebuilding segment.
          In the year ended December 31, 2006, the Tennessee Homebuilding operations incurred a net loss of $7.3 million compared to net income of $597,000 in 2005, primarily due to $5.7 million of inventory impairment charges and inventory related valuation adjustments which were included in cost of sales. Increased cost of sales resulted in a gross margin of 4.6% for the year ended December 31, 2006 compared to 13.2% in 2005. There were no impairment charges recorded in 2005, although we did write-off $10,000 in deposits. Excluding inventory impairment charges, gross margin still would have declined from 13.2% in 2005 to 12.0% in 2006, due to increased construction costs and construction related delays encountered in 2006.

          At December 31, 2006, our Tennessee Homebuilding operations had a delivery backlog of 122 homes which decreased 36.8% from the 193 units for the year ended December 31, 2005. The value of the backlog as of December 31, 2006 was $26.7 million, decreasing 41.0% from $45.2 million for the same period in 2005. This decrease is attributable in part to the market conditions present in the Tennessee markets where there were lower demand levels. We anticipate similar declines in 2007 due to current market conditions, and that more aggressive pricing will be necessary to generate future sales and reduce inventory.
          Our Tennessee Homebuilding operations reflect the deterioration of conditions in the homebuilding industry characterized by record levels of new and existing homes available for sale, reduced affordability and diminished buyer confidence. Similar to the slowdown in the overall housing market, the current market conditions in Tennessee have led to increased sales incentives, increased pressure on margins, higher cancellation rates and longer delivery cycles. As we expect this trend to continue in the Tennessee market for the near term, we expect our gross margin on home sales to be negatively impacted until market conditions stabilize.
For the Year Ended December 31, 2006 Compared to the Same 2005 Period
          Revenues from home sales decreased 10.9% to $76.3 million during the year ended December 31, 2006, from $85.6 million during the same period in 2005. The decrease is the result of a decrease in the number of deliveries which declined to 340 homes during the year ended December 31, 2006 from 451 homes during the same period in 2005 partially offset by an increase in average sales prices on homes delivered, which increased to $224,000 for the year ended December 31, 2006, compared to $190,000 during the same period in 2005.
          The value of net orders decreased to $57.8 million during the year ended December 31, 2006, from $98.8 million during the same period in 2005. During the year ended December 31, 2006, net unit orders decreased to 269 units, from 478 units during the same period in 2005 as a result of reduced traffic and lower conversion rates. The decrease in net orders was partially offset by the average sales price on new orders increasing 3.9% during the year ended December 31, 2006 to $215,000, from $207,000 during the same period in 2005. Higher average selling prices are primarily a reflection of the homes sold in certain projects in 2006. In 2006, Tennessee Homebuilding operations had 412 gross sales contracts with 143 cancellations (a 35% cancellation rate) compared to 641 gross sales contracts with 163 cancellations (a 25% cancellation rate) for the 2005 period.
          Cost of sales decreased $1.5 million to $72.8 million during the year ended December 31, 2006, from $74.3 million during the same period in 2005. The decrease in cost of sales is due to the decreased number of deliveries, offset in part by an increase in impairment charges and inventory related valuation adjustments in the amount of $5.7 million.
          Margin percentage declined during the year ended December 31, 2006 to 4.6%, from 13.2% during the same period in 2005. There were no impairment charges recorded in 2005, although we did write-off $10,000 in deposits. Gross margin excluding inventory impairments was 12.0% compared to a gross margin of 13.2% for the same period in 2005. The decline was associated with higher construction costs in 2006 compared to 2005.
          Selling, general and administrative expenses increased 22.1% to $12.8 million during the year ended December 31, 2006, as compared to $10.5 million during the same period in 2005 primarily as a result of higher employee compensation and benefits expense, costs of expansion into the Nashville market and increased marketing and selling costs. During the year we reduced headcount in the Tennessee Homebuilding operations and in connection with these reductions we incurred charges for employee related costs, including severance and retention payments. As a percentage of total revenues, selling, general and administrative expense was approximately 16.8% for the year ended December 31, 2006 compared to 12.2% for the same period in 2005.

          Other expense of $1.3 million for the year ended December 31, 2006 related to the goodwill write-off on the Bowden acquisition as compared to no expense recorded in 2005.
          Interest incurred and capitalized on notes and mortgages payable totaled $2.7 million during the year ended December 31, 2006, compared to $1.1 million during the same period in 2005. Interest incurred increased as a result of an increase in the average interest rate on our variable-rate borrowings. Cost of sales of real estate associated with previously capitalized interest totaled $2.1 million during the year ended December 31, 2006 as compared to $1.6 million for the same period in 2005.
For the Year Ended December 31, 2005 Compared to the Same 2004 Period
          The value of net orders increased to $98.8 million for 2005 from $51.5 million in 2004 as a result of higher average sales prices and an increased number of orders. Higher selling prices were primarily a reflection of a shift away from the first-time entry level buyer to a higher end customer. Net unit orders increased to 478 units in 2005, from 301 units during 2004 as additional inventory became available for sale and reflecting a full year of activity in 2005. Further, our expanded presence in Tennessee contributed to new order flow. Construction starts increased in 2005 primarily due to the increase in sales activity.
          Revenues from home sales increased 59.4% to $85.6 million in 2005 from $53.7 million in 2004, primarily due to increased home deliveries. Home deliveries increased to 451 units delivered from 343 units delivered during 2004, reflecting a full year of operations in 2005, as compared to only eight months in 2004.
          Cost of sales increased by approximately 55.7% to $74.3 million in 2005 from $47.7 million in 2004. The increase in cost of sales was attributable to increased deliveries. Cost of sales as a percentage of related revenue was approximately 86.8% for the year ended December 31, 2005, as compared to approximately 88.8% for the year ended December 31, 2004. The slight increase in margins was attributable to the shift away from the first-time entry level buyer to a higher end customer. We also shifted our strategy in the Tennessee Homebuilding operations from acquiring finished lots for smaller subdivisions to acquiring and developing raw land for “signature projects” which resemble our projects in our Primary Homebuilding operations.
          Selling, general and administrative expenses increased 64.2% to $10.5 million in 2005 from $6.4 million for 2004. The higher expenses reflect a full year of operations in 2005 compared with only eight months in 2004, and the higher costs associated with increased headcount and expansion into the Nashville market. As a percentage of total revenues, our selling, general and administrative expense was approximately 12.2% during the year ended December 31, 2005, compared to 11.9% during the same 2004 period. The increase was specifically attributable to increased employee compensation and benefits costs associated with new hires and the continued expansion into the Nashville market, incurring certain administrative start-up costs.
          Interest incurred and capitalized on notes and mortgages payable totaled $1.1 million during 2005, compared to $1.2 million incurred and $1.0 million capitalized during the same 2004 period. Interest incurred increased as a result of an increase in the average interest rate on our variable-rate borrowings and an increase in borrowings in 2005 associated with our purchases of land to replenish our inventory of homesites. At the time of a home sale, the related capitalized interest is charged to cost of sales. Cost of sales of real estate during 2005 and 2004 included previously capitalized interest of $1.6 million and $827,000, respectively.

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
          Our total assets at December 31, 2006 and 2005 were $1.1 billion and $895.7 million, respectively. The increase in total assets primarily resulted from:
•	a net increase in inventory of real estate of approximately $210.8 million, which includes approximately $64.8 million in land acquisitions;

•	an increase of $34.4 million in property and equipment associated with increased investment in commercial properties under construction by our Land Division, support for infrastructure in our master planned communities, and $3.5 million in hardware and software acquired for our implementation of our new financial and operating system ;

•	a net increase of approximately $11.2 million in our investment in Bluegreen Corporation associated primarily with $9.7 million of earnings from Bluegreen (net of purchase accounting adjustments), $1.3 million from our pro rata share of unrealized gains associated with Bluegreen’s other comprehensive income and $287,000 associated with Bluegreen’s capital transactions; and

•	the above increases in assets were partially offset by a net decrease in cash and cash equivalents of $65.2 million, which resulted from cash used in operations and investing activities of $268.3 million, partially offset by an increase in cash provided by financing activities of $203.1 million.
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
LIQUIDITY AND CAPITAL RESOURCES
          We assess our liquidity in terms of our ability to generate cash to fund our operating and investment activities. During the year ended December 31, 2006, our primary sources of funds were proceeds from the sale of real estate inventory, the issuance of trust preferred securities and borrowings from financial institutions. These funds were utilized primarily to acquire, develop and construct real estate, to service and repay borrowings and to pay operating expenses. As of December 31, 2006 and December 31, 2005, we had cash and cash equivalents of $48.3 million and $113.6 million, respectively. Our cash declined $65.2 million during the year ended December 31, 2006 primarily as a result of our continued investment in inventory, principally in the Primary Homebuilding segment and Land Division, in combination with a decline in operating performance. The Company primarily utilized borrowings to finance the growth in inventory. Total debt increased to $615.7 million at December 31, 2006 compared with $407.8 million at December 31, 2005. Debt to total capitalization increased from 53.8% to 64.2% during the same period.
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
          Due to current market conditions and the uncertain duration of the industry downturn, there is no assurance that operating cash flows will adequately support operations, and accordingly, we anticipate seeking additional capital. Sources for additional capital include proceeds from the disposition of certain properties or investments, joint venture partners, as well as issuances of debt or equity. In addition, as discussed in Item 1. -Business-Recent Developments, the decision to enter into an agreement to merge with BFC Financial was predicated in part on the anticipated need for additional capital, and the recognition that BFC provides potential additional access to financial resources. The merger is subject to a number of conditions, including shareholder approval. In the event that the merger is not approved by shareholders, or not consummated for any other reason, it is our current intention to pursue a rights offering to holders of Levitt’s Class A common stock giving each then current holder of Levitt Class A common stock the right to purchase a proportional number of additional shares of Levitt Class A common stock. There is no assurance that we will be able to successfully raise additional capital on acceptable terms, if at all.

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
     Operating Activities. During the year ended December 31, 2006, we used $240.1 million of cash in our operating activities, as compared to $132.5 million of cash used in such activities during 2005 and $78.9 million used in 2004. The net cash used in operations during fiscal 2006 was primarily the result of cash used to increase inventories in our Primary Homebuilding segment and Land Division, as well as a net loss for 2006 compared to net income during 2005. The net cash used in operations during fiscal 2005 and fiscal 2004 was the result of cash provided from net income and an increase in accounts payable, accrued expenses and other liabilities, offset by cash used to increase real estate inventory.
     The decision to fund additional inventory growth in the past few years was based on strong market demand and the need to replenish inventory in certain markets, as well as management’s decision to diversify into new markets. In addition to the costs of land acquisition, we incur significant land development expenditures to prepare the land for the construction of homes. In addition, many of the projects in the Primary Homebuilding segment provide amenities to residents which include gated entryways, clubhouses, swimming pools and tennis courts. As a result, we incur significant costs which are not recovered until homes are delivered. Depending upon the size of the project, product type and ability to obtain permits and required approvals from governmental authorities, the time between land acquisition and the delivery of the first completed home can take in excess of two years, exposing us to the volatility of demand in the homebuilding market. A reduction in sales activity results in a lower realized rate of return and a longer than anticipated breakeven period for cash flow, placing additional stress on the balance sheet as higher debt levels are maintained. The homebuilding market changed noticeably in early 2006 and further deteriorated throughout the year. The majority of our inventory is located in Florida, which is among many states experiencing challenges in the homebuilding industry associated with excess inventory supply and intense price competition. As a result, it is expected that Florida will lag the overall market recovery until supply is more aligned with market demand.
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

ITEM 8. FINANCIAL STATEMENTS
INDEX TO FINANCIAL STATEMENTS
Levitt Corporation
Bluegreen Corporation
The financial statements of Bluegreen Corporation, which is considered a significant subsidiary, are required to be included in this report. The restated financial statements of Bluegreen Corporation for the three years ended December 31, 2006, including the Report of Bluegreen’s Independent Registered Certified Public Accounting Firm, Ernst & Young LLP, are included as exhibit 99.1 to this report.

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
PricewaterhouseCoopers LLP
Fort Lauderdale, Florida
March 14, except for the change in the composition of reportable segments discussed in Note 21, as to which the date is July 3, 2007.

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

Levitt Corporation
Consolidated Statements of Shareholders’ Equity
For each of the years in the three year period ended December 31, 2006
(In thousands)

								Accumulated
	Shares of Common		Class A	Class B	Additional			Compre-
	Stock Outstanding		Common	Common	Paid-In	Retained	Unearned	hensive
	Class A	Class B	Stock	Stock	Capital	Earnings	Compensation	Income (loss)	Total
Balance at December 31, 2003	13,597	1,219	$136	12	67,855	57,020	—	429	125,452
Issuance of Class A common stock, net of stock issuance costs	5,000	—	50	—	114,719	—	—	—	114,769
Net income	—	—	—	—	—	57,415	—	—	57,415
Pro-rata share of unrealized loss recognized by Bluegreen on sale of retained interests, net of tax	—	—	—	—	—	—	—	(271)	(271)
Issuance of Bluegreen common stock, net of tax	—	—	—	—	(1,784)	—	—	—	(1,784)
Cash dividends paid	—	—	—	—	—	(792)		—	(792)

Balance at December 31, 2004	18,597	1,219	$186	12	180,790	113,643	—	158	294,789
Issuance of restricted common stock	7	—	—	—	220	—	(220)	—	-
Amortization of unearned compensation on restricted stock grants	—	—	—	—	—	—	110	—	110
Net income	—	—	—	—	—	54,911	—	—	54,911
Pro-rata share of unrealized gain recognized by Bluegreen on sale of retained interests, net of tax	—	—	—	—	—	—	—	1,487	1,487
Issuance of Bluegreen common stock, net of tax	—	—	—	—	74	—	—	—	74
Cash dividends paid	—	—	—	—	—	(1,585)		—	(1,585)

Balance at December 31, 2005	18,604	1,219	$186	12	181,084	166,969	(110)	1,645	349,786
Issuance of restricted common stock	5	—	—	—		—		—
Reversal of unamortized stock compensation related to restricted stock upon adoption of FAS 123 ( R)	—	—	—	—	(110)	—	110	—	—
Share based compensation related to stock options and restricted stock	—	—	—	—	3,250	—	—	—	3,250
Net loss	—	—	—	—	—	(9,164)	—	—	(9,164)
Pro-rata share of unrealized gain recognized by Bluegreen on sale of retained interests, net of tax	—	—	—	—	—	—	—	776	776
Issuance of Bluegreen common stock, net of tax	—	—	—	—	177	—	—	—	177
Cash dividends paid	—	—	—	—	—	(1,586)	—	—	(1,586)

Balance at December 31, 2006	18,609	1,219	$186	12	184,401	156,219	—	2,421	343,239

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

Levitt Corporation
Notes to Consolidated Financial Statements
     1. Organization and Summary of Significant Accounting Policies
Revisions to Consolidated Financial Statements
          The consolidated financial statements have been revised to correctly present all information required by SFAS 131 in the Company’s Segment Disclosures by including Tennessee Homebuilding as a reportable operating segment as more fully described in Note 21. The accompanying notes have been revised to reflect the additional disclosures required when presenting the expanded segment disclosures and to provide additional disclosures about the Company’s Real Estate Held for Development and Sale relating to the assumptions used in the Company’s real estate inventory impairment analysis.
Organization and Business
          Levitt Corporation (including its subsidiaries, the “Company”) engages in real estate activities through its Homebuilding and Land Divisions, and Other Operations. The Homebuilding Division operates through Levitt and Sons, LLC (“Levitt and Sons”) and consists of two reportable operating segments, the Primary Homebuilding segment and Tennessee Homebuilding segment which primarily develop single and multi-family home and townhome communities specializing in both active adult and family communities in Florida, Georgia, Tennessee and South Carolina. The Land Division consists of the operations of Core Communities, LLC (“Core Communities”), which develops master-planned communities. Other Operations includes Levitt Commercial, LLC (“Levitt Commercial”), a developer of industrial properties; investments in real estate and real estate joint ventures; and an equity investment in Bluegreen Corporation (“Bluegreen”), a New York Stock Exchange-listed company engaged in the acquisition, development, marketing and sale of vacation ownership interests in primarily “drive-to” resorts, as well as residential home sites located around golf courses and other amenities.
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
Inventory of Real Estate
          Inventory of real estate includes land, land development costs, interest and other construction costs and is stated at accumulated cost or, when circumstances indicate that the inventory is impaired, at estimated fair value. Due to the large acreage of certain land holdings and the nature of our project development life cycles, disposition of our inventory in the normal course of business is expected to extend over a number of years.
          Land and indirect land development costs are allocated to various parcels or housing units using either the specific identification method or appropriate apportionment factors, including the relative sales values and unit counts. Direct construction costs are assigned to housing units based on specific identification. Construction costs primarily include direct construction costs and capitalized field overhead. Other costs are comprised of tangible selling costs, prepaid local government fees and capitalized real estate taxes. Tangible selling costs are capitalized by project and represent costs incurred throughout the selling period to aid in the sale of housing units, such as model furnishings and decorations, sales office furnishings and facilities, exhibits, displays and signage. These tangible selling costs are capitalized and expensed to selling, general and administrative expense at the time the revenue associated with the benefited home is recorded. Start-up costs and other selling costs are expensed as incurred.
          The expected future costs of development in the Land Division are analyzed at least annually to determine the appropriate allocation factors to charge to cost of sales when such inventory is sold Costs in the Land Division to complete infrastructure will be influenced by changes in direct costs associated with labor and materials, as well as changes in development orders and regulatory compliance.
          The Company reviewed the real estate inventory for impairment on a project-by-project basis in accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). As of December 31, 2006, the Company assessed all of its projects, which included housing projects and land held for development and sale, to identify underperforming projects and land investments that may not be recoverable through future cash flows. The Company measures the recoverability of assets by comparing the carrying amount of an asset to the estimated future undiscounted net cash flows.
          Each project was assessed individually and as a result, the assumptions used to derive future cash flows varied by project. For land held for sale that is being remarketed, contract proposals from third parties or market assessments were used. For homebuilding projects, a variety of assumptions were used. These key assumptions are dependent on project-specific conditions and are inherently uncertain. Local market and project-specific factors that may influence the assumptions include:
•	historical project performance, including traffic trends and conversions rates, sales, selling prices including incentive and discount programs, and cancellation trends,

•	competitors’ presence and their competitive actions,

•	project specific attributes such as location desirability, market segment (active adult vs. family) and product type (single family detached vs. town home), and

•	current local market economic and demographic conditions, including interest rates, in-migration trends and job growth, and related trends and forecasts.
          After considering these factors and based on specific assumptions, the Company projected future cash flows for the balance of the project until the project is expected to be sold out. If the resulting carrying amount of the project exceeds the estimated undiscounted cash flows from the project, an impairment charge is recognized to reduce the carrying value of the project to fair value. Fair value is determined by applying a risk based discount rate, currently 15%, to the future estimated cash flows for a project.

Assumptions are updated on a quarterly basis to reflect current market trends as well as updated pricing information including any sales incentives or discounts.
          Levitt had 22 projects in the Tennessee Homebuilding segment with inventory available for sale at December 31, 2006 in projects that are generally smaller and of a shorter duration than projects in the Primary Homebuilding segment. The projects in Tennessee are expected to sell out over the next two years. Levitt used certain assumptions in its impairment evaluation for the Tennessee projects at December 31, 2006. For Tennessee projects with less than 25 units remaining to be sold, a total of 13 projects, Levitt’s assumptions regarding projected sales prices, unit sales and margin percentage resulted in projected negative margins ranging between 10% and 15%, and for Tennessee projects with more than 25 units remaining to be sold, which represented 9 projects, Levitt’s assumptions regarding projected sales prices, unit sales and margin percentage resulted in projected negative margins ranging between 12.5% and 20%.
          The Company’s homebuilding projects outside of Tennessee are generally larger and many are in the early stages of development. Accordingly the projections will extend for 4-7 years into the future, inherently increasing the uncertainty involved in the projections. Specific assumptions for projected unit sales and margin percentage on delivered units for homebuilding projects excluding Tennessee include:
•	estimates of average future selling prices based on current selling prices and speculative inventory with average sales price declines in 2007 and 2008, followed by average sales price increases ranging from 2% to 13% in 2009 and beyond;

•	estimates of future construction and land development costs were kept relatively consistent throughout the entire project;

•	estimates of average (unweighted) gross margin percentages ranging between 2% and 5% in the early years and approximately 15% in 2010 and beyond; and

•	estimated future sales rates resulted in a decline in 2007 which projected sales at over 75% of projects averaging less than 80 units per year; improvement in 2008 but 50% of projects are projected to have sales of less than 80 units per year; and continued improvement in 2009 with only 25% of projects having projected sales of less than 80 units per year. Sales are projected to flatten beyond 2009 based on project completions.
          During the year ended December 31, 2006, the Company recorded impairments on 5 projects in Florida and on 14 projects in Tennessee because the undiscounted cash flows were less than the carrying value of those assets. These impaired projects resulted in $34.3 million of impairment charges. An additional $2.5 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase was also recorded. At December 31, 2006 total homebuilding inventory was $664.6 million, of which $113.6 million, or 17.1%, was recorded at fair value. The balance was recorded at cost.
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
Goodwill
          Goodwill acquired in a purchase business combination and determined to have an indefinite useful life is not amortized, but instead tested for impairment at least annually in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). The Company conducts on at least an annual basis, a review of the goodwill to determine whether the carrying value of goodwill exceeds the fair market value using a discounted cash flow methodology. Should this be the case, the value of goodwill may be impaired and written down. In the year ended December 31, 2006, the Company conducted an impairment review of the goodwill related to the Tennessee Homebuilding segment in the Homebuilding Division acquired in connection with our acquisition of Bowden Building Corporation in 2004. The profitability and estimated cash flows of this reporting entity were determined in the second quarter of 2006 to have declined to a point where the carrying value of the assets exceeded their market value. The Company used a discounted cash flow methodology to determine the amount of impairment resulting in completely writing off goodwill of approximately $1.3 million in the year ended December 31, 2006. The write-off is included in other expenses in the consolidated statements of operations.
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
          In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 which established an approach to quantify errors in financial statements. The SEC’s new approach to quantifying errors in the financial statements is called the dual-approach. This approach quantifies the errors under two common approaches requiring the registrant to adjust its financial statements when either approach results in a material error after considering all quantitative and qualitative factors. Adoption of this bulletin did not affect the Company’s financial condition or results of operations. .
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

          The following table presents the computation of basic and diluted (loss) earnings per common share (in thousands, except for per share data):

	For the Year Ended December 31,
	2006	2005	2004
Numerator:
Basic (loss) earnings per common share:
Net (loss) income — basic	$(9,164)	54,911	57,415

Diluted (loss) earnings per common share:
Net (loss) income — basic	$(9,164)	54,911	57,415
Pro rata share of the net effect of Bluegreen dilutive securities	(100)	(251)	(882)

Net (loss) income — diluted	$(9,264)	54,660	56,533

Denominator:
Basic average shares outstanding	19,823	19,817	18,518
Net effect of stock options assumed to be exercised	—	112	82

Diluted average shares outstanding	19,823	19,929	18,600

(Loss) earnings per common share:
Basic	$(0.46)	2.77	3.10
Diluted	$(0.47)	2.74	3.04
     3. Dividends
          Cash dividends declared by the Company’s Board of Directors are summarized as follows:

		Classes of	Dividend
Declaration Date	Record Date	Common Stock	per share	Payment Date
July 26, 2004	August 9, 2004	Class A, Class B	$0.02	August 16, 2004
October 25, 2004	November 8, 2004	Class A, Class B	$0.02	November 15, 2004
January 24, 2005	February 8, 2005	Class A, Class B	$0.02	February 15, 2005
April 25, 2005	May 9, 2005	Class A, Class B	$0.02	May 16, 2005
July 25, 2005	August 11, 2005	Class A, Class B	$0.02	August 18, 2005
November 7, 2005	November 17, 2005	Class A, Class B	$0.02	November 23, 2005
January 24, 2006	February 8, 2006	Class A, Class B	$0.02	February 15, 2006
April 26, 2006	May 8, 2006	Class A, Class B	$0.02	May 15, 2006
August 1, 2006	August 11, 2006	Class A, Class B	$0.02	August 18, 2006
October 23, 2006	November 10, 2006	Class A, Class B	$0.02	November 17, 2006
January 22, 2007	February 9, 2007	Class A, Class B	$0.02	February 16, 2007
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
          The fair value of each option granted was estimated using the following assumptions:

Years ended
	Year ended	December 31, 2005
	December 31, 2006	and 2004
Expected volatility	37.37%-39.80%	37.99%-50.35%
Expected dividend yield	0.39%-0.61%	0.00%-0.33%
Risk-free interest rate	4.57%-5.06%	4.02%-4.40%
Expected life	5-7.5 years	7.5 years
Forfeiture rate - executives	5%	—
Forfeiture rate - non-executives	10%	—
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
          Stock option activity under the Plan for the year ended December 31, 2006 was as follows:

		Weighted	Weighted Average	Aggregate
		Average	Remaining	Intrinsic
	Number	Exercise	Contractual	Value
	of Options	Price	Term	(thousands)
Options outstanding at December 31, 2005	1,305,176	$25.59		$—
Granted	759,655	13.53		—
Exercised	—	—		—
Forfeited	172,650	25.79		—

Options outstanding at December 31, 2006	1,892,181	$20.73	8.33 years	$—

Vested & expected to vest in the future at December 31, 2006	1,558,860	$20.73	8.34 years	$—

Options exercisable at December 31, 2006	99,281	$19.56	8.28 years	$—

Stock available for equity compensation grants at December 31, 2006	1,107,819
A summary of the Company’s non-vested shares activity for the years ended December 31, 2005 and 2006 was as follows:

			Weighted
		Weighted	Average	Aggregate
		Average Grant	Remaining	Intrinsic
		Date	Contractual	Value (in
	Shares	Fair Value	Term	thousands)
Non-vested at December 31, 2005	1,250,000	$13.44		—
Grants	759,655	6.44		—
Vested	44,105	6.33		—
Forfeited	172,650	12.98		—

Non-vested at December 31, 2006	1,792,900	$10.70	8.28 years	$—

The following table summarizes information about stock options outstanding as of December 31, 2006:

	Options Outstanding
	Number of	Remaining
Range of	Stock	Contractual	Options Exercisable
Exercise Price	Options	Life	Options	Exercise Price
$ 9.64-$12.85	15,000	9.85	—	—
$12.86-$16.07	658,300	9.46	—	—
$16.08-$19.28	51,605	9.50	44,105	$16.09

	Options Outstanding
	Number of	Remaining
Range of	Stock	Contractual	Options Exercisable
Exercise Price	Options	Life	Options	Exercise Price
$19.29-$22.49	612,100	7.11	45,000	$20.15
$22.50-$25.70	70,750	6.89	—	—
$25.71-$32.13	484,426	8.39	10,176	$31.95

	1,892,181	8.33	99,281	$9.56

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
     6. Impairment of Goodwill
          SFAS No. 142 requires that goodwill be reviewed for impairment at least annually. In 2005 no impairment charges were required as a result of this review. During the second quarter of 2006, the Company performed its annual review of goodwill for impairment. Under SFAS No. 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value as determined using a discounted cash flow methodology. The Tennessee Homebuilding segment in the Homebuilding Division completely wrote off the $1.3 million of goodwill recorded in connection with the Bowden Building Corporation acquisition which was recorded in other assets. The profitability and estimated cash flows of the reporting entity declined to a point where the carrying value of the assets exceeded their market value resulting in a write-off of goodwill. This write-off is included in other expenses in the audited consolidated statements of operations for the year ended December 31, 2006.
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
          The Homebuilding Division has experienced lower than expected margins during the last six months of 2006 and is also experiencing a downward trend in the number of net orders. In the second quarter of 2006, the Company recorded inventory impairment charges related to the Tennessee Homebuilding segment, which had delivered lower than expected margins, faced increased start-up costs in the Nashville market and experienced a downward trend in home deliveries. As a result of these factors, an impairment charge was recorded in the amount of approximately $4.7 million. In the fourth quarter of 2006, we recorded additional impairments in the Primary Homebuilding segment and Tennessee Homebuilding segment due to the continued downward trend in these homebuilding markets. During the year ended December 31, 2006, the Company recorded $34.3 million of impairment charges and $2.5 million of write-offs of deposits and pre-acquisition costs related to land under option that the Company does not intend to purchase. Of these amounts, $5.4 million of the inventory impairment charges and $300,000 of write-offs related to the Tennessee Homebuilding segment while $28.9 million of the inventory impairment charges and $2.2 million of write-offs related to the Primary Homebuilding segment. Projections of future cash flows were discounted and used to determine the estimated impairment charge.
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
          Bluegreen’s condensed consolidated financial statements are presented below (in thousands):
Condensed Consolidated Balance Sheet
(In thousands)

	December 31,
	2006	2005
Total assets	$854,212	694,243

Total liabilities	486,487	371,069
Minority interest	14,702	9,508
Total shareholders’ equity	353,023	313,666

Total liabilities and shareholders’ equity	$854,212	694,243

Condensed Consolidated Statements of Income
(In thousands)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2006	2005	2004
Revenues and other income	$673,373	684,156	630,728
Cost and other expenses	610,882	603,624	557,462

Income before minority interest and provision for income taxes	62,491	80,532	73,266
Minority interest	7,319	4,839	4,065

Income before provision for income taxes	55,172	75,693	69,201
Provision for income taxes	(20,861)	(29,142)	(26,642)

Income before cumulative effect of change in accounting principle	34,311	46,551	42,559
Cumulative effect of change in accounting principle, net of tax	(5,678)	—	—
Minority interest in cumulative effect of change in accounting principle	1,184	—	—

Net income	$29,817	46,551	42,559

     10. Accounts Payable, Accrued Liabilities and Other
          Accounts payable, accrued liabilities and other at December 31, 2006 and 2005 are summarized as follows (in thousands):

	December 31,
	2006	2005
Trade and retention payables	$34,758	28,119
Accrued compensation	7,399	13,254
Accrued construction obligations	21,299	10,855
Deferred revenue	12,255	8,863
Accrued hurricane reserve	—	192
Accrued litigation reserve	320	225
Other liabilities	9,092	5,144

	$85,123	66,652

     11. Notes and Mortgage Notes Payable
          Notes and mortgages payable at December 31, 2006 and 2005 are summarized as follows (in thousands):

	December 31,
	2006	2005	Interest Rate	Maturity Date
Primary Homebuilding Borrowings
Mortgage notes payable (a)	$48,633	$74,306	From Prime - 0.50% to Prime + 0.50%	Range from July 2007 to September 2009
Mortgage notes payable to BankAtlantic (a)	—	223	Prime	March 2006
Borrowing base facilities (b)	316,000	140,000	From LIBOR + 2.00% to LIBOR + 2.40%	Range from August 2009 to January 2010
Line of credit (c)	14,000	14,500	Prime	September 2007

	378,633	229,029

Tennessee Homebuilding Borrowings
Mortgage notes payable (a)	6,674	40,381	From Prime - 0.25% to Prime + 0.50%	Range from March 2007 to March 2008
Borrowing base facilities (b)	32,600	3,100	From LIBOR + 2.00% to LIBOR + 2.40%	December 2009

	39,274	43,481

	December 31,
	2006	2005	Interest Rate	Maturity Date
Land Borrowings

Land acquisition mortgage notes payable (d)	66,932	48,936	From Fixed 6.88% to LIBOR + 2.80%	Range from June 2011 to October 2019
Construction mortgage notes payable (d)	28,884	13,012	From LIBOR + 1.70% to LIBOR + 2.00%	Range from May 2007 to June 2009
Other borrowings	164	7	Fixed from 5.99% to 7.48%	Range from April 2007 to August 2011

	95,980	61,955

Other Operations Borrowings
Land acquisition and construction mortgage notes payable	1,641	3,875	LIBOR + 2.75%	September 2007
Mortgage notes payable (e)	12,197	12,374	Fixed 5.47%	April 2015
Subordinated investment notes	2,489	3,132	Fixed from 8.00% to 8.75%	Range from December 2006 to February 2008
Promissory note payable	437	—	Fixed 2.44%	July 2009
Levitt Capital Trust I Unsecured junior subordinated debentures (f)	23,196	23,196	From fixed 8.11% to LIBOR + 3.85%	March 2035
Levitt Capital Trust II Unsecured junior subordinated debentures (g)	30,928	30,928	From fixed 8.09% to LIBOR + 3.80%	July 2035
Levitt Capital Trust III Unsecured junior subordinated debentures (h)	15,464	—	From fixed 9.25% to LIBOR + 3.80%	June 2036
Levitt Capital Trust IV Unsecured junior subordinated debentures (i)	15,464	—	From fixed 9.35% to LIBOR + 3.80%	September 2036

	101,816	73,505

Total Notes and Mortgage Notes Payable (j)	$615,703	$407,970

(a)	Levitt and Sons has entered into various loan agreements to provide financing for the acquisition, site improvements and construction of residential units. As of December 31, 2006 and 2005, these loan agreements provided for advances on a revolving loan basis up to a maximum outstanding balance of $79.2 million and $147.2 million, respectively. The loans are collateralized by inventory of real estate with net carrying values aggregating $100.4 million and $168.9 million at December 31, 2006 and 2005, respectively. Certain mortgage notes contain provisions for accelerating the payment of principal as individual homes are sold. Certain notes and mortgage notes also provide that events of default may include a change in ownership, management or executive management.

(b)	In 2005, Levitt and Sons entered into revolving credit facilities with third party lenders for borrowings of up to $210.0 million, subject to borrowing base limitations based on the value and type of collateral provided. During 2006, Levitt and Sons entered into a revolving credit facility and amended certain of the existing credit facilities increasing the amount available for borrowings under these facilities to $450.0 million and amended certain of the initial credit agreement’s definitions. Advances under these facilities bear interest, at Levitt and Sons’ option; at either (i) the lender’s Prime Rate less 50 basis points or (ii) 30-day LIBOR plus a spread of between 200 and 240 basis points, depending on the facility. Accrued interest is due monthly and these lines mature at various dates ranging from 2009 to 2010. As of December 31, 2006, these facilities provided for advances on a revolving loan basis up to a maximum outstanding balance of $357.7 million. The loans are collateralized by mortgages on respective properties including improvements. The facilities were collateralized by inventory of real estate with net carrying values aggregating $483.6 million at December 31, 2006.

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
2006
Year ended December 31,
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
          The Company is subject to obligations associated with entering into contracts for the purchase, development and sale of real estate in the routine conduct of its business. At December 31, 2006, the Company had a commitment to purchase property for development for an agreed upon price of $14.2 million. The following table summarizes certain information relating to outstanding purchase contracts:

	Purchase	Units/	Expected
	Price	Acres	Closing
		(unaudited)	(unaudited)
Primary Homebuilding segment	$14.2 million	690 Units	2007
          At December 31, 2006, cash deposits of approximately $400,000 secured the Company’s commitments under this contract.
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

          This net deferred tax asset of $6.6 million as of December 31, 2006 is presented in Other Assets on the consolidated statement of financial condition.
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
     21. Segment Reporting
          Operating segments are components of an enterprise about which separate financial information is available that is regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has four reportable business segments: Primary Homebuilding, Tennessee Homebuilding, Land and Other Operations. The Company evaluates segment performance primarily based on pre-tax income. The information provided for segment reporting is based on management’s internal reports. The accounting policies of the segments are the same as those of the Company. Eliminations consist primarily of the elimination of sales and profits on real estate transactions between the Land and Primary Homebuilding segments, which were recorded based upon terms that management believes would be attained in an arm’s-length transaction. The presentation and allocation of assets, liabilities and results of operations may not reflect the actual economic costs of the segments as stand-alone businesses. If a different basis of allocation were utilized, the relative contributions of the segments might differ, but management believes that the relative trends in segments would likely not be impacted.
          The Company’s Homebuilding segments consist of the Primary Homebuilding and Tennessee Homebuilding while the Land segment consists of the operations of Core Communities. The Other Operations segment consists of the activities of Levitt Commercial, the Company’s parent company operations, earnings from investments in Bluegreen and other real estate investments and joint ventures.

          The following tables present segment information for the years ended December 31, 2006, 2005 and 2004 (in thousands):

Year Ended	Primary	Tennessee		Other
December 31, 2006	Homebuilding	Homebuilding	Land	Operations	Eliminations	Total
Revenues
Sales of real estate	$424,420	76,299	69,778	11,041	(15,452)	566,086
Other revenues	4,070	—	3,816	1,435	(80)	9,241

Total revenues	428,490	76,299	73,594	12,476	(15,532)	575,327

Costs and expenses
Cost of sales of real estate	367,252	72,807	42,662	11,649	(11,409)	482,961
Selling, general and administrative expenses	65,052	12,806	15,119	28,174	—	121,151
Other expenses	2,362	1,307	—	8	—	3,677

Total costs and expenses	434,666	86,920	57,781	39,831	(11,409)	607,789

Earnings from Bluegreen Corporation	—	—	—	9,684	—	9,684
Loss from joint ventures	(279)	—	—	(137)	—	(416)
Interest and other income	3,261	127	2,650	4,196	(1,974)	8,260

(Loss) income before income taxes	(3,194)	(10,494)	18,463	(13,612)	(6,097)	(14,934)
Benefit (provision) for income taxes	1,508	3,241	(6,936)	5,639	2,318	5,770

Net (loss) income	$(1,686)	(7,253)	11,527	(7,973)	(3,779)	(9,164)

Inventory of real estate	$608,358	56,214	176,356	13,269	(32,157)	822,040

Total assets	$644,447	62,065	271,169	146,116	(33,131)	1,090,666

Notes, mortgage notes, and bonds payable	$378,633	39,274	95,980	101,816	—	615,703

Year Ended	Primary	Tennessee		Other
December 31, 2005	Homebuilding	Homebuilding	Land	Operations	Eliminations	Total

Revenues
Sales of real estate	$352,723	85,644	105,658	14,709	(622)	558,112
Other revenues	3,750	—	1,111	1,963	(52)	6,772

Total revenues	356,473	85,644	106,769	16,672	(674)	564,884

Costs and expenses
Cost of sales of real estate	272,680	74,328	50,706	12,520	(2,152)	408,082
Selling, general and administrative expenses	46,917	10,486	12,395	17,841	—	87,639
Other expenses	3,606	—	1,177	72	—	4,855

Total costs and expenses	323,203	84,814	64,278	30,433	(2,152)	500,576

Earnings from Bluegreen Corporation	—	—	—	12,714	—	12,714
Earnings (loss) from joint ventures	104	—	—	(35)	—	69
Interest and other income	535	188	7,897	2,143	(507)	10,256

Income before income taxes	33,909	1,018	50,388	1,061	971	87,347
Provision for income taxes	(12,270)	(421)	(18,992)	(378)	(375)	(32,436)

Net income	$21,639	597	31,396	683	596	54,911

Inventory of real estate	$406,821	59,738	150,686	11,608	(17,593)	611,260

Total assets	$437,392	68,953	228,756	318,762	(158,190)	895,673

Notes, mortgage notes, and bonds payable	$229,029	43,481	61,955	73,505	—	407,970

Year Ended	Primary	Tennessee		Other
December 31, 2004	Homebuilding	Homebuilding	Land	Operations	Eliminations	Total

Revenues
Sales of real estate	$418,550	53,746	96,200	5,555	(24,399)	549,652
Other revenues	4,798	—	927	459	—	6,184

Total revenues	423,348	53,746	97,127	6,014	(24,399)	555,836

Costs and expenses
Cost of sales of real estate	323,366	47,731	42,838	6,255	(13,916)	406,274
Selling, general and administrative expenses	44,421	6,385	10,373	9,822	—	71,001
Other expenses	6,817	198	561	24	—	7,600

Total costs and expenses	374,604	54,314	53,772	16,101	(13,916)	484,875

Earnings from Bluegreen Corporation	—	—	—	13,068	—	13,068
Earnings (loss) from joint ventures	3,535	(17)	—	2,532	—	6,050
Interest and other income	1,776	168	744	545	—	3,233

Income (loss) before income taxes	54,055	(417)	44,099	6,058	(10,483)	93,312
(Provision) benefit for income taxes	(20,819)	161	(17,031)	(2,198)	3,990	(35,897)

Net income (loss)	$33,236	(256)	27,068	3,860	(6,493)	57,415

Inventory of real estate	$255,674	40,277	122,056	13,939	(18,475)	413,471

Total assets	$295,815	49,875	194,825	156,427	(18,475)	678,467

Notes, mortgage notes, and bonds payable	$116,759	33,559	52,729	65,179	—	268,226

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

Levitt Corporation (Parent Company Only)
Condensed Statements of Income
(In thousands)

	Year Ended December 31,
	2006	2005	2004
Earnings from Bluegreen Corporation	$9,684	12,713	13,068
Other revenues	3,497	2,015	2,601
Costs and expenses	28,158	16,550	10,002

(Loss) income before income taxes	(14,977)	(1,822)	5,667
Benefit (provision) for income taxes	6,162	674	(2,103)

Net (loss) income before undistributed earnings from subsidiaries	(8,815)	(1,148)	3,564
(Loss) earnings from consolidated subsidiaries, net of income taxes	(349)	56,059	53,851

Net (loss) income	$(9,164)	54,911	57,415

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

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
          As of the end of the period covered by this Annual Report on Form 10-K/A, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended). In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and are subject to certain limitations, including the exercise of judgment by individuals, the difficulty in identifying unlikely future events and the difficulty in eliminating misconduct completely. Based upon that evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, have concluded that, our disclosure controls and procedures were effective to ensure the information required to be disclosed in the reports that we file or submit under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information was accumulated and communicated to our management, including our Chief Executive Officer, Chief Financial Officer and our Chief Accounting Officer, to allow for timely decisions regarding required disclosures.
          Our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, re-evaluated our disclosure controls and procedures as of the end of the period covered by this report to determine whether the revisions in this Annual Report on Form 10-K/A impacted our prior conclusion regarding the effectiveness of our disclosure controls and procedures, and determined that such revisions do not change our conclusion that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of December 31, 2006.
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
Pricewaterhouse Coopers LLP, our independent registered certified public accounting firm, has audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 as stated in their report which appears in this Annual Report on Form 10-K/A. See “Financial Statements.”
Changes in Internal Control Over Financial Reporting
There was no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2006 that has materially affected, or reasonably likely to materially affect, the Company’s internal control over financial reporting.
/s/ Alan B. Levan
Alan B. Levan
Chief Executive Officer
July 3, 2007
/s/ George P. Scanlon
George P. Scanlon
Chief Financial Officer
July 3, 2007
/s/ Jeanne T. Prayther
Jeanne T. Prayther
Chief Accounting Officer
July 3, 2007

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

Consolidated Statements of Shareholders’ Equity for each of the years in the three year period ended December 31, 2006.

Consolidated Statements of Cash Flows for each of the years in the three year period ended December 31, 2006.

Notes to Consolidated Financial Statements for each of the years in the three year period ended December 31, 2006.
(2)	Financial Statement Schedules

All schedules are omitted as the required information is either not applicable or presented in the financial statements or related notes.

(3)	Exhibits

The following exhibits are either filed as a part of or furnished with this Annual Report on Form 10-K/A Amendment No. 2:

Exhibit
Number	Description	Reference

23.1	Consent of PricewaterhouseCoopers LLP	Filed with this Report.

23.2	Consent of Ernst & Young LLP	Filed with this Report.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed with this Report.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed with this Report.

31.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed with this Report.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished with this Report.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished with this Report.

32.3	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished with this Report.

99.1	Restated audited financial statements of Bluegreen Corporation for the three years ended December 31, 2006	Filed with this Report.

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEVITT CORPORATION

July 3, 2007	By:	/s/Alan B. Levan

Alan B. Levan
Chairman of the Board of Directors,
Chief Executive Officer
          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Alan B. Levan	Chairman of the Board and Chief Executive	July 3, 2007
Alan B. Levan	Officer (Principal Executive Officer)

/s/ John E. Abdo John E. Abdo	Vice-Chairman of the Board	July 3, 2007

/s/ Seth M. Wise Seth M. Wise	President	July 3, 2007

/s/ George P. Scanlon	Executive Vice President and Chief Financial	July 3, 2007
George P. Scanlon	Officer (Principal Financial Officer)

/s/ Jeanne T. Prayther	Chief Accounting Officer	July 3, 2007
Jeanne T. Prayther	Officer (Accounting Officer)

SIGNATURE	TITLE	DATE
/s/ James Blosser	Director	July 3, 2007
James Blosser

/s/ Darwin C. Dornbush	Director	July 3, 2007
Darwin C. Dornbush

/s/ S. Lawrence Kahn, III	Director	July 3, 2007

S. Lawrence Kahn, III

/s/ Alan Levy	Director	July 3, 2007
Alan Levy

/s/ Joel Levy	Director	July 3, 2007
Joel Levy

/s/ William R. Nicholson William R. Nicholson	Director	July 3, 2007

/s/ William R. Scherer	Director	July 3, 2007
William R. Scherer