Form 10-Q/A
period 2007-03-31
LEVITT CORP
filed 2007-07-05
CIK 1218320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A
Amendment No.2

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 27, 2007
Class A common stock, $0.01 par value	18,616,665
Class B common stock, $0.01 par value	1,219,031

EXPLANATORY NOTE
We are filing this Amendment No. 2 to Form 10-Q for the three months ended March 31, 2007 for the purpose of revising the disclosure in Part 1 Item 1. Financial Statements Notes 1, 2, 8 and 14 and Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. The items have been revised to correctly present all information required by SFAS 131 in our Segment Disclosures by including Tennessee Homebuilding as a reportable segment.
Subsequent to the issuance of our consolidated financial statements for the three months ended March 31, 2007, we revised our disclosure of reportable operating segments by adding Tennessee Homebuilding as a reportable operating segment. These revised disclosures were made to Management’s Discussion and Analysis and the Notes to the Financial Statements.
These revisions do not affect our consolidated financial condition at March 31, 2007 or results of operations and related earnings per share amounts or cash flows for the three months ended March 31, 2007 or 2006.
This Amendment No. 2 on Form 10-Q/A does not reflect events occurring after the filing of the Company’s Form 10-Q on May 10, 2007, or include, or otherwise modify or update the disclosure contained therein in anyway other than to reflect the additional disclosure as described above. Accordingly, this Amendment No. 2 should be read in conjunction with the original Form 10-Q filed on May 10, 2007 and our filings made with the SEC subsequent to the filing.
In addition, in accordance with Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, this Amendment No. 2 also includes current dated certifications from the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer are attached to this Form 10-Q/A as Exhibits 31.1 and 32.1, 31.2 and 32.2, and 31.3 and 32.3, respectively.

Levitt Corporation and Subsidiaries
Index to Unaudited Consolidated Financial Statements

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

Levitt Corporation
Consolidated Statement of Shareholders’ Equity — Unaudited
Three Months Ended March 31, 2007
(In thousands)

							Accumulated
							Compre-
			Class A	Class B	Additional		hensive
	Class A	Class B	Common	Common	Paid-In	Retained	Income
	Shares	Shares	Stock	Stock	Capital	Earnings	(Loss)	Total
Balance at December 31, 2006	18,609	1,219	$186	12	184,401	156,219	2,421	343,239
Net income	—	—	—	—	—	976	—	976
Pro-rata share of unrealized loss recognized by Bluegreen on sale of retained interests, net of tax	—	—	—	—	—	—	(39)	(39)
Issuance of Bluegreen common stock, net of tax	—	—	—	—	(79)	—	—	(79)
Cash dividends declared	—	—	—	—	—	(396)	—	(396)
Share based compensation related to stock options and restricted stock	—	—	—	—	811	—	—	811
Issuance of restricted common stock	3	—	—	—	—	—	—	—
Cumulative impact of change in accounting for uncertainties in income taxes (FIN 48 - See Note 12)	—	—	—	—	—	260	—	260

Balance at March 31, 2007	18,612	1,219	$186	12	185,133	157,059	2,382	344,772

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

Levitt Corporation
Consolidated Statements of Cash Flows — Unaudited
(In thousands)

	For the Three Months
	Ended March 31,
	2007	2006
Supplemental cash flow information
Interest paid on borrowings, net of amounts capitalized	$(254)	(500)
Income taxes paid	4,370	12,200

Supplemental disclosure of non-cash operating, investing and financing activities:
Change in shareholders’ equity resulting from pro-rata share of unrealized (loss) gain recognized by Bluegreen on sale of retained interests, net of tax	$(39)	164

Change in shareholders’ equity resulting from the issuance of Bluegreen common stock, net of tax	$(79)	(60)

Decrease in inventory from reclassification to property and equipment	$93	6,554

Increase in deferred tax liability due to cumulative impact of change in accounting for uncertainties in income taxes (FIN 48- see Note 12)	$260	—
See accompanying notes to unaudited consolidated financial statements.

Levitt Corporation
Notes to Unaudited Consolidated Financial Statements
1. Presentation of Interim Financial Statements
     Levitt Corporation (including its subsidiaries, the “Company”) engages in real estate activities through its Homebuilding Division, Land Division, and Other Operations segment. The Homebuilding Division consists of two reportable operating segments, the Primary Homebuilding segment and the Tennessee Homebuilding segment, both of which operate through Levitt and Sons, LLC (“Levitt and Sons”). These segments primarily develop single and multi-family home specializing in both active adult and family communities in Florida, Georgia, Tennessee and South Carolina. The Land Division consists of the operations of Core Communities, LLC (“Core Communities”), which develops master-planned communities. Other Operations include Levitt Commercial, LLC (“Levitt Commercial”), a developer of industrial properties; the operations at Levitt Corporation (“Parent Company”); investments in real estate and real estate joint ventures; and an equity investment in Bluegreen Corporation (“Bluegreen”), a New York Stock Exchange-listed company engaged in the acquisition, development, marketing and sale of vacation ownership interests in primarily “drive-to” resorts, as well as residential home sites located around golf courses and other amenities.
     The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-segment transactions have been eliminated in consolidation. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The year end balance sheet data was derived from the audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the Company’s consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K/A Amendment No. 2 for the year ended December 31, 2006.
2. Revision of Unaudited Consolidated Financial Statements
     The unaudited consolidated financial statements have been revised to correctly present all information required by SFAS 131 in the Company’s Segment Disclosures by including the operations of Tennessee Homebuilding as a reportable operating segment as more fully described in Note 14. The accompanying notes have been revised to reflect the additional disclosures required when presenting the expanded segment disclosures.

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
8. Commitments and Contingencies
     At March 31, 2007, the Company had a commitment to purchase property for the development of 690 units for $14.2 million. Should the Company decide not to purchase the underlying property, its liability would be limited to the amount of the deposit, which was approximately $400,000 at March 31, 2007. The projected closing is in February 2008. There is no assurance that the Company will consummate the purchase pursuant to the terms of the contract, or at all. Management reviews its commitments to ensure they continue to be in line with the Company’s objectives.

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
14. Segment Reporting
     Operating segments are components of an enterprise about which separate financial information is available that is regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has four reportable business segments: Primary Homebuilding, Tennessee Homebuilding, Land and Other Operations. The Company evaluates segment performance primarily based on pre-tax income. The information provided for segment reporting is based on management’s internal reports. The accounting policies of the segments are the same as those of the Company. Eliminations consist primarily of the elimination of sales and profits on real estate transactions between the Land and Primary Homebuilding segment, which were recorded based upon terms that management believes would be attained in an arm’s-length transaction. The presentation and allocation of assets, liabilities and results of operations may not reflect the actual economic costs of the segments as stand-alone businesses. If a different basis of allocation were utilized, the relative contributions of the segments might differ, but management believes that the relative trends in segments would likely not be impacted.
     The Company’s Homebuilding Division which it operates through Levitt and Sons consists of the Primary Homebuilding segment and the Tennessee Homebuilding segment while the Land segment consists of the operations of Core Communities. The Other Operations segment consists of the activities of Levitt Commercial, the Company’s parent company operations, earnings from investments in Bluegreen and other real estate investments and joint ventures.

     The following tables present segment information as of and for the three months ended March 31, 2007 and 2006 (in thousands):

Three Months Ended	Primary	Tennessee		Other
March 31, 2007	Homebuilding	Homebuilding	Land	Operations	Eliminations	Total
Revenues
Sales of real estate	$112,512	21,657	777	6,574	(222)	141,298
Other revenues	722	—	1,502	293	(20)	2,497

Total revenues	113,234	21,657	2,279	6,867	(242)	143,795

Costs and expenses
Cost of sales of real estate	86,952	20,651	72	5,501	(268)	112,908
Selling, general and administrative expenses	18,421	1,884	4,635	8,236	—	32,906
Interest expense	—	—	215	—	(215)	—
Other expenses	482	—	—	—	—	482

Total costs and expenses	105,855	22,535	4,652	13,737	(483)	146,296

Earnings from Bluegreen Corporation	—	—	—	1,744	—	1,744
Earnings (loss) from joint ventures	16	—	—	(13)	—	3
Interest and other income	1,625	29	947	258	(520)	2,339

Income (loss) before income taxes	9,020	(849)	(1,426)	(4,881)	(279)	1,585
(Provision) benefit for income taxes	(3,539)	328	568	1,864	170	(609)

Net income (loss)	$5,481	(521)	(858)	(3,017)	(109)	976

Inventory of real estate	$623,612	43,583	195,394	10,079	(28,070)	844,598

Total assets	$651,569	46,850	286,431	173,657	(29,020)	1,129,487

Total debt	$399,165	28,662	144,931	99,006	—	671,764

Three Months Ended	Primary	Tennessee		Other
March 31, 2006	Homebuilding	Homebuilding	Land	Operations	Eliminations	Total

Revenues
Sales of real estate	$90,845	27,430	7,272	—	(4)	125,543
Other revenues	1,008	—	620	337	(14)	1,951

Total revenues	91,853	27,430	7,892	337	(18)	127,494

Costs and expenses
Cost of sales of real estate	72,292	24,205	5,019	642	(103)	102,055
Selling, general and administrative expenses	13,989	3,583	2,786	6,397	—	26,755
Other expenses	626	—	—	—	—	626

Total costs and expenses	86,907	27,788	7,805	7,039	(103)	129,436

Loss from Bluegreen Corporation	—	—	—	(49)	—	(49)
Interest and other income	141	36	368	345	(1)	889

Income (loss) before income taxes	5,087	(322)	455	(6,406)	84	(1,102)
(Provision) benefit for income taxes	(1,878)	124	(137)	2,364	(31)	442

Net income (loss)	$3,209	(198)	318	(4,042)	53	(660)

Inventory of real estate	$489,605	64,300	147,910	14,492	(17,496)	698,811

Total assets	$511,944	71,645	213,109	173,396	(17,527)	952,567

Total debt	$294,237	44,110	64,350	73,142	—	475,839

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
     The accounting policies for the Parent Company are generally the same as those policies described in the summary of significant accounting policies outlined in the Annual Report on Form 10-K/A Amendment No. 2. The Parent Company’s interest in its consolidated subsidiaries is reported under equity method accounting for purposes of this presentation.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The objective of the following discussion is to provide an understanding of the financial condition and results of operations of Levitt Corporation and its wholly owned subsidiaries (“Levitt”, or the “Company”) as of and for the three months ended March 31, 2007 and 2006. The Company may also be referred to as “we,” “us,” or “our.” We engage in real estate activities through our homebuilding, land development and other real estate activities through Levitt and Sons, LLC (“Levitt and Sons”), Core Communities, LLC (“Core Communities”) and other operations, which includes Levitt Commercial, LLC (“Levitt Commercial”), operations at Levitt Corporation (“Parent Company”), an investment in Bluegreen Corporation (“Bluegreen”) and investments in real estate projects through subsidiaries and joint ventures. Acquired in December 1999, Levitt and Sons is a developer of single and multi-family home and townhome communities and condominiums for active adults and families in Florida, Georgia, Tennessee and South Carolina. Levitt and Sons operates in two reportable segments — Primary Homebuilding and Tennessee Homebuilding. Core Communities develops master-planned communities and is currently developing Tradition, Florida, which is located in Port St. Lucie, Florida, and Tradition, South Carolina, which is located in Hardeeville, South Carolina. Tradition, Florida encompasses more than 8,200 total acres, including approximately five miles of frontage on Interstate 95, and Tradition South Carolina currently encompasses approximately 5,400 acres with 1.5 million square feet of commercial space. Levitt Commercial specializes in the development of industrial properties. Bluegreen, a New York Stock Exchange-listed company in which we own approximately 31% of the outstanding common stock, is engaged in the acquisition, development, marketing and sale of vacation ownership interests in primarily “drive-to” vacation resorts, and the development and sale of golf communities and residential land.
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

Executive Overview
     Our operations are concentrated in the real estate industry, which is cyclical in nature. In addition, the majority of our inventory is located in the State of Florida. Our homebuilding operations sell residential housing while our land development business sells land to residential builders as well as commercial developers, and on occasion internally develops commercial real estate and enters into lease arrangements. In the three months ended March 31, 2007, we continued to experience the dramatic slowdown in our homebuilding business. Excess supply, particularly in previously strong markets like Florida, in part driven by a significant decline in demand and speculative activity by investors, has led to the continued downward pressure on pricing for residential homes and land. Based on a project by project assessment of local market conditions, existing backlog and available remaining inventory, we offered various sales incentives to our customers in the first quarter of 2007, and continue to aggressively reduce prices in the second quarter of 2007 on select inventory to increase sales. These current pricing strategies are anticipated to negatively impact gross margins in the future. Similarly, the market for residential land in Florida remains soft, and our Land Division did not record any sales in the three months ended March 31, 2007. It is expected that in the near term, an increasing percentage of revenue will come from commercial land sales in Florida and residential land sales in South Carolina.
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

Homebuilding Overview
     The Homebuilding Division which operates through Levitt and Sons consists of two reportable operating segments, the Primary Homebuilding segment and the Tennessee Homebuilding segment. The homebuilding environment continued to deteriorate during the first quarter of 2007 as increased inventory levels combined with weakened consumer demand for housing negatively affects sales, deliveries and margins throughout the industry. In our Tennessee Homebuilding operations we delivered fewer homes in the first quarter of 2007, as compared to the same period of 2006 due to these difficult market conditions, and in both segments of our Homebuilding Division we experienced decreased orders and increased cancellation rates on homes in backlog.
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
     We also recognized approximately $282,000 in inventory related impairments in the three months ended March 31, 2007. Based on the continuing challenges of the overall homebuilding market, anticipated reduced margins associated with more aggressive pricing and increased sales incentives and negative trends in the value of land, it is likely that we will record material impairment charges in 2007.
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

Critical Accounting Policies and Estimates
     Critical accounting policies are those policies that are important to the understanding of our financial statements and may also involve estimates and judgments about inherently uncertain matters. In preparing our financial statements, management makes estimates and assumptions that affect the amounts reported in the financial statements. These estimates require the exercise of judgment, as future events cannot be determined with certainty. Accordingly, actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in subsequent periods relate to revenue and cost recognition on percent complete projects, reserves and accruals, impairment reserves of assets, valuation of real estate, estimated costs to complete of construction, reserves for litigation and contingencies and deferred tax valuation allowances. The accounting policies that we have identified as critical to the portrayal of our financial condition and results of operations are: (a) real estate inventories; (b) investments in unconsolidated subsidiaries; (c) homesite contracts and consolidation of variable interest entities; (d) revenue recognition; (e) capitalized interest; (f) income taxes; (g) impairment of long-lived assets; and (h) accounting for stock-based compensation. For a more detailed discussion of these critical accounting policies see “Critical Accounting Policies” appearing in our Annual Report on Form 10-K/A Amendment No. 2 for the year ended December 31, 2006.
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

For the Three Months Ended March 31, 2007 Compared to the Same 2006 Period:
     We earned consolidated net income of $976,000 for the three months ended March 31, 2007, which represented an increase of $1.6 million as compared to a consolidated net loss of $660,000 for the same period in 2006. The increase in net income was the result of increases in average sales prices of homes delivered by both segments in our Homebuilding Division , increases in sales of real estate associated with Other Operations, as well as increases in interest and other income related to forfeited deposits. Additionally, Bluegreen Corporation experienced net earnings in the three months ended March 31, 2007 in comparison to a net loss in the same period in 2006. These increases were partially offset by increases in selling, general and administrative costs incurred by all segments.

     Our revenues from sales of real estate increased 12.6% to $141.3 million for the quarter ended March 31, 2007 from $125.5 million for the same 2006 period. This increase was primarily attributable to the increase in sales of real estate in the Primary Homebuilding segment and the increase in the average sales prices of homes delivered in both segments in our Homebuilding Division. Additionally, in the three months ended March 31, 2007, a land sale of $11.1 million was recorded by the Tennessee Homebuilding segment, as compared to no land sales recorded during the same period in 2006. These increases were offset in part by a decrease in the number of homes delivered from 439 units in the three months ended March 31, 2006 to 362 units in the three months ended March 31, 2007. Revenues for the three months ended March 31, 2007 also reflect sales of flex warehouse properties as Levitt Commercial delivered 17 flex warehouse units at its remaining development project, generating revenues of $6.6 million. Levitt Commercial did not deliver any units during the three months ended March 31, 2006.
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
     Cost of sales increased 10.6% to $112.9 million during the three months ended March 31, 2007, as compared to the same 2006 period. The increase in cost of sales was due to increased sales of real estate recorded by Other Operations and the Homebuilding segments which included $11.1 million of costs associated with a land sale in the Tennessee Homebuilding segment. The transaction was fully reserved for in prior periods which as a result generated no margin. There were no land sales during the same period in 2006. In addition, we recorded approximately $282,000 in impairment charges in our Homebuilding Division. These costs were offset in part by a decline in construction costs due to fewer homes being delivered. Cost of sales as a percentage of related revenue was approximately 79.9% for the three months ended March 31, 2007, as compared to approximately 81.3% for the same period in 2006, due mainly to the increased margins on homes delivered by the Primary Homebuilding operations. In the three months ended March 31, 2007, the Primary Homebuilding operations delivered 315 units at a margin of 22.7%, as compared with the delivery of 308 units at a margin of 20.4% in the same 2006 period.
     Selling, general and administrative expenses increased $6.2 million to $32.9 million during the three months ended March 31, 2007 compared to $26.8 million during the same period in 2006 primarily as a result of higher employee compensation and benefits, increased advertising and marketing costs, increased depreciation and professional services expenditures. The increase in employee compensation and benefits of $2.4 million is mainly due to the addition of several senior management positions with higher salaries and increased sales commissions related to higher revenues in the three months ended March 31, 2007 compared to the three months ended March 31, 2006. Compensation amounts also include severance related charges in the amount of approximately $400,000 related to a reduction in force that occurred in February 2007. These increases were partially offset by a decrease in full time employees to 581 at March 31, 2007, from 679 at March 31, 2006. Advertising and other marketing expenses increased $1.5 million related to efforts to attract buyers in a challenging homebuilding market. The increases were attributable to our Primary Homebuilding and Land segments. Depreciation expense increased due to the amortization of software costs in the three months ended March 31, 2007 while no software costs were depreciated in the three months ended

March 31, 2006 as the system was not implemented until October 2006. In addition, depreciation expense increased due to an increase in commercial development properties in our Land Division. Lastly, fees for professional services increased relating to the pending merger with BFC and increased legal costs. As a percentage of total revenues, selling, general and administrative expenses increased to 22.9% during the three months ended March 31, 2007, from 21.0% during the same 2006.
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

PRIMARY HOMEBUILDING SEGMENT RESULTS OF OPERATIONS

	Three Months
	Ended March 31,
	2007	2006	Change
(Dollars in thousands)
Revenues
Sales of real estate	$112,512	90,845	21,667
Other revenues	722	1,008	(286)

Total revenues	113,234	91,853	21,381

Costs and expenses
Cost of sales of real estate	86,952	72,292	14,660
Selling, general and administrative expenses	18,421	13,989	4,432
Other expenses	482	626	(144)

Total costs and expenses	105,855	86,907	18,948

Earnings from joint ventures	16	—	16
Interest and other income	1,625	141	1,484

Income before income taxes	9,020	5,087	3,933
Provision for income taxes	(3,539)	(1,878)	(1,661)

Net income	$5,481	3,209	2,272

Homes delivered (units)	315	308	7
Construction starts (units)	202	339	(137)
Average selling price of homes delivered (a)	$357,000	295,000	62,000
Margin percentage on homes delivered (a)	22.7%	20.4%	2.3%
Net orders (units)	101	419	(318)
Net orders (value)	$33,156	152,196	(119,040)
Backlog of homes (units)	912	1,710	(798)
Backlog of homes (value)	$332,196	573,492	(241,296)
For the Three Months Ended March 31, 2007 Compared to the Same 2006 Period:
     The value of net orders decreased to $33.2 million for the three months ended March 31, 2007, from $152.2 million for the same period in 2006. The average sales price of net orders decreased 9.6% to $328,000 for the three months ended March 31, 2007, from $363,000 during the same 2006 period. Lower selling prices are primarily a reflection of higher sales incentives and the need to reduce prices in certain markets in order to remain competitive in a deteriorating homebuilding market. During the three months ended March 31, 2007, net orders decreased to 101 units reflecting gross orders of 195 offset by cancellations of 94 (a cancellation rate of 48%). During the three months ended March 31, 2006, gross orders of 452 were offset by cancellations of 33, resulting in net orders of 419 (a cancellation rate of 7%). The decrease in net orders was the result of poor market conditions as traffic trended downward and conversion rates slowed, as well as the increased cancellations associated with current negative market conditions. Construction starts decreased in line with net orders for the above mentioned reasons.

     Revenues from sales of real estate increased slightly to $112.5 million during the three months ended March 31, 2007, compared to $90.8 million during the same 2006 period During the three months ended March 31, 2007, 315 homes were delivered at an average price of $357,000 as compared to 308 homes delivered at an average price of $295,000 during the three months ended March 31, 2006. The increase in the average price of our homes delivered was due to a larger percentage of homes closing in 2007 in regions with higher average sales prices and also reflects the higher selling prices of homes delivered under contracts entered into prior to the implementation of incentives and discounts but after the price increases of 2005.
     Cost of sales of real estate increased 20.3% to $87.0 million during the three months ended March 31, 2007, as compared to $72.3 million during the same period in 2006. The increase was due to the increase in homes delivered and an increase in construction costs on the homes delivered in 2007. The percentage of homes delivered in the three months ended March 31, 2007 yielded homes with larger costs in comparison to the three months ended March 31, 2006. In addition, during the three months ended March 31, 2007 approximately $92,000 in inventory related impairments was recorded for the Primary Homebuilding operations. There were no impairment charges recorded in the three months ended March 31, 2006.
     Margin percentage on homes delivered (which we define as sales of real estate associated with home sales minus cost of sales for those homes, divided by home sales) increased from 20.4% in the first quarter of 2006 to 22.7% during the first quarter of 2007. The increase was primarily attributable to the geographic mix of deliveries by our Primary Homebuilding operations as the homes delivered in the first quarter of 2007 were from projects that generated higher margins than those generated in the same 2006 period. Additionally, certain homes that were delivered in the period were sold under contracts entered into in early 2006 before the implementation of incentives and discounts but after the price increases of 2005. Margins are expected to decline in the future as a result of aggressive pricing strategies in Florida.
     Selling, general and administrative expenses increased $4.4 million to $18.4 million during the three months ended March 31, 2007 compared to $14.0 million during the same period in 2006 primarily as a result of higher employee compensation and benefits and increased advertising and marketing costs. The increase in employee compensation and benefits of approximately $2.0 million was mainly due to the addition of several senior management positions with higher salaries partially offset by the decrease in full time employees to 429 at March 31, 2007 from 509 at March 31, 2006. Compensation and benefits also increased due to increased sales commissions related to higher revenues in the three months ended March 31, 2007 compared to the three months ended March 31, 2006. Compensation amounts also include severance related charges in the amount of approximately $400,000 related to a reduction in force that occurred in February 2007. Advertising and other marketing expenses increased related to efforts to attract buyers to our communities in a challenging homebuilding market.
     Interest and other income increased from $141,000 during the three months ending March 31, 2006 to $1.6 million during the same period in 2007. This change was primarily related to income resulting from forfeited deposits of $1.4 million associated with buyers’ cancellation of purchase contracts. The increase in forfeited deposits resulted from increased cancellations of home sale contracts.
     Interest incurred and capitalized totaled $7.8 million and $4.7 million for the three months ended March 31, 2007 and 2006, respectively. Interest incurred increased as a result of an increase in the average interest rate on our variable-rate borrowings as well as an increase of $104.9 million in our borrowings from March 31, 2006 to March 31, 2007. Most of our variable-rate borrowings are indexed to the Prime Rate, which increased to 8.25% at March 31, 2007, from 7.75% at March 31, 2006. At the time of home closings and land sales, the capitalized interest allocated to such inventory is charged to cost of sales. Cost of sales of real estate for the three months ended March 31, 2007 and 2006 included previously capitalized interest of approximately $3.2 million and $1.5 million, respectively.

TENNESSEE HOMEBUILDING SEGMENT RESULTS OF OPERATIONS

	Three Months
	Ended March 31,
	2007	2006	Change
(Dollars in thousands)
Revenues
Sales of real estate	$21,657	27,430	(5,773)

Total revenues	21,657	27,430	(5,773)

Costs and expenses
Cost of sales of real estate	20,651	24,205	(3,554)
Selling, general and administrative expenses	1,884	3,583	(1,699)

Total costs and expenses	22,535	27,788	(5,253)

Interest and other income	29	36	(7)

Loss before income taxes	(849)	(322)	(527)
Benefit for income taxes	328	124	204

Net loss	$(521)	(198)	(323)

Homes delivered (units)	47	131	(84)
Construction starts (units)	52	51	1
Average selling price of homes delivered (a)	$225,000	209,000	16,000
Margin percentage on homes delivered (a)	9.5%	11.8%	(2.3)%
Net orders (units)	58	87	(29)
Net orders (value)	$10,744	17,191	(6,447)
Backlog of homes (units)	133	149	(16)
Backlog of homes (value)	$26,833	34,945	(8,112)

(a)	Calculation for the three months ended March 31, 2007 excludes $11.1 million land sale, which generated no margin. No comparable land sales occurred in the three months ended March 31, 2006.
For the Three Months Ended March 31, 2007 Compared to the Same 2006 Period:
     The value of net orders in the Tennessee Homebuilding segment decreased to $10.7 million for the three months ended March 31, 2007, from $17.2 million for the same period in 2006. The average sales price of net orders decreased 6.3% to $185,000 for the three months ended March 31, 2007, from $198,000 during the same 2006 period. Lower selling prices are primarily a reflection of higher sales incentives and the need to reduce prices to remain competitive in a deteriorating homebuilding market. During the three months ended March 31, 2007, net orders decreased to 58 units reflecting gross orders of 90 offset by cancellations of 32 (a cancellation rate of 36%). During the three months ended March 31, 2006, gross orders of 133 were offset by cancellations of 46, resulting in net orders of 87 (a cancellation rate of 35%). The decrease in net orders was the result of slow market conditions as traffic trended downward and conversion rates slowed.

     Revenues from sales of real estate in the Tennessee Homebuilding segment decreased to $21.7 million during the three months ended March 31, 2007, compared to $27.4 million during the same 2006 period. Included in this revenue was $11.1 million from a sale of land that management decided to not develop further. During the three months ended March 31, 2007, 47 homes were delivered at an average sales price of $225,000 as compared to 131 homes delivered at an average price of $209,000 during the three months ended March 31, 2006. The increase in the average price of our homes delivered was due to a larger percentage of homes closing in 2007 in projects with higher average sales prices. While the average sales prices of homes delivered in 2007 increased, home sales revenue decreased significantly due to fewer homes delivered. This reflects the downturn in the homebuilding market.
     Cost of sales decreased 14.7% to $20.7 million during the three months ended March 31, 2007, as compared to $24.2 million during the same period in 2006. Included in cost of sales was $11.1 million in cost of sales associated with the land sale in Tennessee. No margin was generated on this transaction as this sale was fully reserved as of December 31, 2006. Excluding this land sale, cost of sales decreased $14.7 million due to the decrease in the number of deliveries. The decrease was slightly offset by impairment charges of $190,000 recorded during the three months ended March 31, 2007 in the Tennessee Homebuilding operations. There were no impairment charges recorded in the three months ended March 31, 2006.
     Margin percentage on homes delivered (which we define as sales of real estate associated with home sales minus cost of sales for those homes, divided by home sales) decreased from 11.8% in the first quarter of 2006 to 9.5% during the first quarter of 2007. The decrease was attributable to incentives and discounts provided to customers on certain projects which were nearing completion. Margins are expected to decline in the future as a result of continued aggressive pricing strategies in certain projects.
     Selling, general and administrative expenses decreased $1.7 million to $1.9 million during the three months ended March 31, 2007 compared to $3.6 million during the same period in 2006 primarily as a result of lower employee compensation and benefits and decreased advertising and marketing costs. The decrease in employee compensation and benefits of approximately $400,000 is mainly due to the decrease in headcount as full time employees declined to 31 at March 31, 2007 from 71 at March 31, 2006. The decreases associated with marketing and advertising are attributable to a decreased focus in the Tennessee area as well as decreased fees associated with broker commissions due to lower revenues generated in the same 2006 period.
     Interest incurred and capitalized totaled approximately $600,000 for the three months ended March 31, 2007 and 2006, respectively. At the time of home closings and land sales, the capitalized interest allocated to such inventory is charged to cost of sales. Cost of sales of real estate for the three months ended March 31, 2007 and 2006 included previously capitalized interest of approximately $400,000 and $500,000, respectively.

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

FINANCIAL CONDITION
March 31, 2007 compared to December 31, 2006
     Our total assets at March 31, 2007 and December 31, 2006 were $1.1 billion. Although total assets did not change there were increases and decreases that offset each other. The significant changes in the composition of assets primarily resulted from:
•	a net increase in cash and cash equivalents of $12.2 million, which resulted from cash provided by financing activities, offset by cash used in operations and investing activities;

•	a net increase in inventory of real estate of approximately $22.9 million resulting from increases in land development and construction costs in our Primary Homebuilding operations as well as in our Land Division, offset in part by a decrease in the inventory in the Tennessee Homebuilding operations;

•	a decrease in notes receivable of $4.1 million due to the repayment of a note associated with a Land Division sale; and

•	an increase of $8.8 million in property and equipment associated with increased investment in commercial properties under construction by our Land Division, and support for infrastructure in our master planned communities.
     Total liabilities at March 31, 2007 and December 31, 2006 were $784.7 million and $747.4 million, respectively.
     The material changes in the composition of total liabilities primarily resulted from:
•	a net increase in notes and mortgage notes payable of $56.1 million, primarily related to project debt associated with development activities;

•	a decrease of $10.3 million in customer deposits reflecting fewer orders for new homes;

•	a decrease in the current tax liability of approximately $3.1 million relating to the payment of 2006 annual taxes offset in part by our current provision for income tax; and

•	a net decrease in other accrued liabilities of approximately $5.3 million attributable to decreased incentive compensation accruals, decreased construction related accruals, and decreased professional services accruals related to the consultants retained in 2006 for our technology upgrade.
LIQUIDITY AND CAPITAL RESOURCES
     We assess our liquidity in terms of our ability to generate cash to fund our operating and investment activities. During the three months ended March 31, 2007, our primary sources of funds were proceeds from the sale of real estate inventory and borrowings from financial institutions. These funds were utilized primarily to develop and construct real estate, to service and repay borrowings and to pay operating expenses. As of March 31, 2007 and December 31, 2006, we had cash and cash equivalents of $60.6 million and $48.4 million, respectively. Our cash increased $12.2 million during the three months ended March 31, 2007 primarily as a result of liquidity generated by borrowings by our Land Division and Primary Homebuilding segment during the quarter. We primarily utilized borrowings to finance the growth in inventory in Tradition, South Carolina and to fund our operations. Total debt increased to $671.8 million at March 31, 2007 compared to $615.7 million at December 31, 2006.

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
     Operating Activities. During the three months ended March 31, 2007, we used $33.3 million of cash in our operating activities, as compared to $102.4 million of cash used in such activities in the prior period. The primary use of cash during the three months ended March 31, 2007 and 2006 was the result of increased inventories in our Primary Homebuilding segment and Land segment. While increases in inventory in 2006 were primarily the result of land purchases, the increase in 2007 was attributable to significant land development expenditures to prepare the land for the construction of homes. We will continue to invest in our existing projects in 2007, many of which are in a stage of development requiring further investment in land development, amenities including entryways and clubhouse facilities, as well as model homes and sales facilities. As a result, we are not expecting a decline in inventory during the year. At this time, no land purchases are contemplated in 2007 based on current market conditions.
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
Our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, re-evaluated our disclosure controls and procedures as of the end of the period covered by this report to determine whether the revisions in this Form 10-Q/A impacted our prior conclusion regarding the effectiveness of our disclosure controls and procedures, and determined that such revisions do not change our conclusion that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of March 31, 2007.
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

PART II — OTHER INFORMATION
Item 6. Exhibits
Index to Exhibits

Exhibit 31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.3*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.3**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Exhibits filed with this Form 10-Q/A

**	Exhibits furnished with this Form 10-Q/A

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEVITT CORPORATION
Date: July 3, 2007	By:	/s/ Alan B. Levan
Alan B. Levan, Chief Executive Officer

Date: July 3, 2007	By:	/s/ George P. Scanlon
George P. Scanlon, Executive Vice President and
Chief Financial Officer

Date: July 3, 2007	By:	/s/ Jeanne T. Prayther
Jeanne T. Prayther, Chief Accounting Officer