Form 10-Q
period 2007-06-30
LEVITT CORP
filed 2007-08-09
CIK 1218320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended JUNE 30, 2007
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐           No ☒
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2007

Class A Common stock, $0.01 par value	18,616,665
Class B Common stock, $0.01 par value	1,219,031

Levitt Corporation
Index to Unaudited Consolidated Financial Statements

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements:
Levitt Corporation
Consolidated Statements of Financial Condition — Unaudited
(In thousands, except share data)

	June 30,	December 31,
	2007	2006
Assets

Cash and cash equivalents	$61,618	48,391
Restricted cash	545	1,397
Inventory of real estate	776,211	822,040
Assets held for sale	71,380	48,022
Investment in Bluegreen Corporation	109,658	107,063
Property and equipment, net	36,351	32,377
Other assets	40,822	31,376

Total assets	$1,096,585	1,090,666

Liabilities and Shareholders’ Equity

Accounts payable, accrued liabilities and other	$80,092	84,324
Customer deposits	26,296	42,571
Current income tax payable	—	3,905
Liabilities related to assets held for sale	48,763	27,965
Notes and mortgage notes payable	569,041	503,610
Junior subordinated debentures	85,052	85,052

Total liabilities	809,244	747,427

Shareholders’ equity:
Preferred stock, $0.01 par value Authorized: 5,000,000 shares Issued and outstanding: no shares	—	—

Class A Common Stock, $0.01 par value
Authorized: 50,000,000 shares Issued and outstanding: 18,616,665 and 18,609,024 shares, respectively	186	186

Class B Common Stock, $0.01 par value
Authorized: 10,000,000 shares Issued and outstanding: 1,219,031 and 1,219,031 shares, respectively	12	12

Additional paid-in capital	186,081	184,401
Retained earnings	98,972	156,219
Accumulated other comprehensive income	2,090	2,421

Total shareholders’ equity	287,341	343,239

Total liabilities and shareholders’ equity	$1,096,585	1,090,666

See accompanying notes to unaudited consolidated financial statements.

Levitt Corporation
Consolidated Statements of Operations — Unaudited
(In thousands, except per share data)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Revenues:
Sales of real estate	$125,364	130,658	266,662	256,201
Other revenues	2,476	2,556	4,973	4,507

Total revenues	127,840	133,214	271,635	260,708

Costs and expenses:
Cost of sales of real estate	171,594	105,652	284,502	207,707
Selling, general and administrative expenses	33,609	31,012	66,515	57,767
Other expenses	413	1,923	895	2,549

Total costs and expenses	205,616	138,587	351,912	268,023

Earnings from Bluegreen Corporation	1,357	2,152	3,101	2,103
Interest and other income	3,299	2,129	5,641	3,018

Loss before income taxes	(73,120)	(1,092)	(71,535)	(2,194)

Benefit for income taxes	15,033	355	14,424	797

Net loss	$(58,087)	(737)	(57,111)	(1,397)

Loss per common share:
Basic	$(2.93)	(0.04)	(2.88)	(0.07)
Diluted	$(2.93)	(0.04)	(2.88)	(0.07)

Weighted average common shares outstanding:
Basic	19,828	19,823	19,827	19,822
Diluted	19,828	19,823	19,827	19,822

Dividends declared per common share:

Class A common stock	$—	0.02	0.02	0.04

Class B common stock	$—	0.02	0.02	0.04
See accompanying notes to unaudited consolidated financial statements.

Levitt Corporation
Consolidated Statements of Comprehensive Loss — Unaudited
(In thousands)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006

Net loss	$(58,087)	(737)	(57,111)	(1,397)

Other comprehensive loss:
Pro-rata share of unrealized loss recognized by Bluegreen Corporation on retained interests in notes receivable sold	(475)	(642)	(539)	(375)

Benefit for income taxes	183	248	208	145

Pro-rata share of unrealized loss recognized by Bluegreen Corporation on retained interests in notes receivable sold (net of tax)	(292)	(394)	(331)	(230)

Comprehensive loss	$(58,379)	(1,131)	(57,442)	(1,627)

See accompanying notes to unaudited consolidated financial statements.

Levitt Corporation
Consolidated Statement of Shareholders’ Equity — Unaudited
Six Months Ended June 30, 2007
(In thousands)

							Accumulated
							Compre-
			Class A	Class B	Additional		hensive
	Class A	Class B	Common	Common	Paid-In	Retained	Income
	Shares	Shares	Stock	Stock	Capital	Earnings	(Loss)	Total
Balance at December 31, 2006	18,609	1,219	$186	12	184,401	156,219	2,421	343,239

Net loss	—	—	—	—	—	(57,111)	—	(57,111)

Pro-rata share of unrealized loss recognized by Bluegreen on sale of retained interests, net of tax	—	—	—	—	—	—	(331)	(331)

Effect of Bluegreen equity transactions, net of tax	—	—	—	—	20	—	—	20

Cash dividends paid	—	—	—	—	—	(396)	—	(396)

Share based compensation related to stock options and restricted stock	—	—	—	—	1,660	—	—	1,660

Issuance of restricted common stock	8	—	—	—	—	—	—	—

Cumulative impact of change in accounting for uncertainties in income taxes (FIN 48 See Note 13)	—	—	—	—	—	260	—	260

Balance at June 30, 2007	18,617	1,219	$186	12	186,081	98,972	2,090	287,341

See accompanying notes to unaudited consolidated financial statements.

Levitt Corporation
Consolidated Statements of Cash Flows — Unaudited
(In thousands)

	Six Months Ended
	June 30,
	2007	2006
Operating activities:
Net loss	$(57,111)	(1,397)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,803	964
Change in deferred income taxes	(15,244)	(2,240)
Earnings from Bluegreen Corporation	(3,101)	(2,103)
Earnings from unconsolidated trusts	(109)	(79)
Loss from real estate joint ventures	48	77
Share-based compensation expense related to stock options and restricted stock	1,660	1,373
Gain on sale of property and equipment	(12)	(1,329)
Impairment of inventory and long lived assets	63,270	6,049
Changes in operating assets and liabilities:
Restricted cash	852	1,068
Inventory of real estate	(18,589)	(157,291)
Notes receivable	4,076	185
Other assets	2,642	769
Accounts payable, accrued liabilities and other	(7,927)	5,383
Customer deposits	(16,255)	5,110

Net cash used in operating activities	(42,997)	(143,461)

Investing activities:
Investment in real estate joint ventures	(199)	(445)
Distributions from real estate joint ventures	37	138
Investment in unconsolidated trusts	—	(464)
Distributions from unconsolidated trusts	74	79
Proceeds from sales of property and equipment	12	1,943
Capital expenditures	(27,973)	(12,360)

Net cash used in investing activities	(28,049)	(11,109)

Financing activities:
Proceeds from notes and mortgage notes payable	166,212	212,240
Proceeds from junior subordinated debentures	—	15,464
Repayment of notes and mortgage notes payable	(80,214)	(111,797)
Repayment of notes and mortgage notes payable to affiliates	—	(223)
Payments for debt issuance costs	(1,329)	(576)
Cash dividends paid	(396)	(794)

Net cash provided by financing activities	84,273	114,314

Increase (decrease) in cash and cash equivalents	13,227	(40,256)
Cash and cash equivalents at the beginning of period	48,391	113,562

Cash and cash equivalents at the end of period	$61,618	73,306

Levitt Corporation
Consolidated Statements of Cash Flows — Unaudited
(In thousands)

	For the Six Months
	Ended June 30,
	2007	2006
Supplemental cash flow information

Interest paid on borrowings, net of amounts capitalized	$(1,343)	(890)
Income taxes paid	4,556	15,700

Supplemental disclosure of non-cash operating, investing and financing activities:
Change in shareholders’ equity resulting from pro-rata share of unrealized loss recognized by Bluegreen on sale of retained interests, net of tax	$(331)	(230)

Change in shareholders’ equity resulting from the Bluegreen equity transactions, net of tax	$20	(1)

Decrease in inventory from reclassification to property and equipment	$1,148	7,987

Increase in deferred tax liability due to cumulative impact of change in accounting for uncertainties in income taxes (FIN 48- see Note 13)	$260	—
See accompanying notes to unaudited consolidated financial statements.

Levitt Corporation
Notes to Unaudited Consolidated Financial Statements
1. Presentation of Interim Financial Statements
     Levitt Corporation (including its subsidiaries, the “Company”) engages in real estate activities through its Homebuilding Division, Land Division, and Other Operations segment. The Homebuilding Division consists of two reportable operating segments, the Primary Homebuilding segment and the Tennessee Homebuilding segment, both of which operate through Levitt and Sons, LLC (“Levitt and Sons”). These segments primarily develop single and multi-family homes specializing in both active adult and family communities in Florida, Georgia, South Carolina and Tennessee. The Land Division consists of the operations of Core Communities, LLC (“Core Communities”), which develops master-planned communities. Other Operations includes Levitt Commercial, LLC (“Levitt Commercial”), a developer of industrial properties; the operations at Levitt Corporation (“Parent Company”); investments in real estate and real estate joint ventures; and an equity investment in Bluegreen Corporation (“Bluegreen”), a New York Stock Exchange-listed company engaged in the acquisition, development, marketing and sale of vacation ownership interests in primarily “drive-to” resorts, as well as residential home sites located around golf courses and other amenities.
     The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-segment transactions have been eliminated in consolidation. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The year end balance sheet data was derived from the audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the Company’s consolidated financial statements and footnotes thereto included in the Company’s Form 10-K/A Amendment No. 2 for the year ended December 31, 2006.
2. Stock Based Compensation
     On May 11, 2004, the Company’s shareholders approved the 2003 Levitt Corporation Stock Incentive Plan and on May 16, 2006, the Company’s shareholders approved an amendment to this plan which is currently named the Amended and Restated 2003 Stock Incentive Plan (the “Plan”). The maximum number of shares of the Company’s Class A Common Stock, that may be issued for restricted stock awards and upon the exercise of options under the Plan is 3,000,000 shares.
     The maximum term of options granted under the Plan is 10 years. The vesting period for each option grant is established by the Compensation Committee of the Board of Directors. Options granted to employees generally provide for five year cliff vesting and option awards to directors immediately vest. To date, option awards issued to employees become exercisable based solely on fulfilling a service condition. No stock options granted under the Plan have been exercised.
     The Company follows Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“FAS 123R”). The Company uses the modified prospective method which requires the Company to record compensation expense over the vesting period for all awards granted after January 1, 2006, and for the unvested portion of stock options that were outstanding at January 1, 2006.

     The fair values of options granted are estimated on the date of their grant using the Black-Scholes option pricing model based on certain assumptions. The fair value of the Company’s stock option awards, which are primarily subject to five year cliff vesting, is expensed over the vesting life of the stock options using the straight-line method. During the three months ended June 30, 2007 and 2006, options to acquire 702,909 and 37,500 shares of Class A Common Stock were granted by the Company, respectively. During the six months ended June 30, 2007 and 2006, options to acquire 740,409 and 37,500 shares of Class A Common Stock were granted by the Company, respectively. The fair value of each option was estimated using the following assumptions:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Expected volatility	43.218%	37.5203% - 37.5037%	40.05% - 43.218%	37.5203% - 37.5037%
Expected dividend yield	0.00%	.39% - .54%	0.00% - .83%	.39% - .54%
Risk-free interest rate	5.14%	5.02% - 5.13%	4.58% - 5.14%	5.02% - 5.13%
Expected life	7.5 years	7.5 years	7.5 years	7.5 years
Forfeiture rate — executives	5.0%	5.0%	5.0%	5.0%
Forfeiture rate — non-executives	10.0%	10.0%	10.0%	10.0%
     Expected volatility has increased in the three and six months ended June 30, 2007 compared to the same period in 2006 due to increased volatility of homebuilding stocks in general and the declining share price of the Company’s stock. Expected dividend yield has decreased because the Company does not expect to pay dividends to shareholders in the foreseeable future. The most recent dividend declared was in the first quarter of 2007.
     Non-cash stock compensation expense related to unvested stock options for the three months ended June 30, 2007 and 2006 amounted to $822,803 and $611,812, respectively, with an expected income tax benefit of $208,225 and $173,000, respectively. Non-cash stock compensation expense related to unvested stock options for the six months ended June 30, 2007 and 2006 amounted to $1,614,531 and $1,263,058, respectively, with an expected income tax benefit of $410,477 and $342,000, respectively.
     The Company also grants restricted stock, which is valued based on the market price of the common stock on the date of grant and normally are issued to directors and vested over a one-year period. Compensation expense arising from restricted stock grants is recognized using the straight-line method over the vesting period. Unearned compensation for restricted stock is a component of additional paid-in capital in shareholders’ equity in the unaudited consolidated statements of financial condition. Non-cash stock compensation expense related to restricted stock for the three months ended June 30, 2007 and 2006 amounted to $26,000 and $55,000, respectively. Non-cash stock compensation expense related to restricted stock for the six months ended June 30, 2007 and 2006 amounted to $46,000 and $110,000, respectively.
3. Impairment of Goodwill
     Goodwill acquired in a purchase business combination and determined to have an infinite useful life is not amortized, but instead tested for impairment at least annually. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, the Company conducts, on at least an annual basis, a review of the reporting entity with goodwill to determine whether the carrying value of goodwill exceeds the fair market value. In the three and six months ended June 30, 2006, the Company conducted an impairment review of the goodwill recorded in the Tennessee Homebuilding segment. The profitability and estimated cash flows of this reporting entity were determined to have declined to a point where the carrying value of the assets exceeded their market value. The Company used a discounted cash flow methodology to determine the amount of impairment resulting in a write-down of the entire amount of goodwill of approximately $1.3 million. This writedown is included in other expenses in the unaudited consolidated statements of operations in the three and six months ended June 30, 2006.

4. Inventory of Real Estate
     Inventory of real estate is summarized as follows (in thousands):

	June 30,	December 31,
	2007	2006
Land and land development costs	$526,958	566,459
Construction costs	149,104	172,682
Capitalized interest	63,432	47,752
Other costs	36,717	35,147

	$776,211	822,040

     The above inventory balances have been reduced by approximately $94.7 million and $33.3 million of impairment reserves at June 30, 2007 and December 31, 2006, respectively. Due to the downturn in the homebuilding market, the Company monitors projected future cash flows from inventory on a quarterly basis to determine if the impairment reserves are adequate.
     At June 30, 2007, the Company reviewed the real estate inventory for impairment on a project-by-project basis in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). In accordance with the Company’s standard practices, and due to significant price reductions and sales incentives offered in the second quarter of 2007 and continued deterioration in the homebuilding market, the Company assessed all projects, which included homebuilding projects and land held for development and sale, to identify underperforming projects and land investments with carrying amounts that may not be recoverable through future cash flows. The Company measures the recoverability of assets by comparing the carrying amount of an asset to its estimated future undiscounted cash flows.
     Each project was assessed individually and as a result, the assumptions used to derive future cash flows varied by project. For land held for sale that is being remarketed, contract proposals from third parties or market assessments were used. For homebuilding projects, a variety of assumptions were used. These key assumptions are dependent on project-specific conditions and are inherently uncertain. The factors that may influence the assumptions include:
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
     The Company modified cash flow assumptions used at year end and at March 31, 2007 based on local market conditions and project-specific factors that changed during the three months ended June 30, 2007. Assumptions were updated to reflect current market trends, current pricing strategies including any sales incentives or discounts, and recent sales, delivery and cancellation trends. After considering these factors, the Company projected future cash flows for the balance of the project until the project is expected to be sold out. If the resulting carrying amount of the project exceeded the estimated undiscounted cash flows from the project, an impairment charge was recognized to reduce the carrying value of the project to fair value. Fair value is determined by applying a risk based discount rate (currently 15%) to the future estimated cash flows for each project.
     At June 30, 2007, Levitt had 13 projects in the Tennessee Homebuilding segment with inventory available for sale. The projects in Tennessee are generally smaller and of a shorter duration than projects in other markets. These projects are expected to sell out through 2008. Levitt used certain assumptions in the impairment evaluation for the Tennessee projects at June 30, 2007 regarding projected sales prices, unit sales and margin percentage which resulted in projected negative margins at six projects ranging between (5.3%) and (67.2%). In addition, if there were projected losses in backlog on certain contracts entered into in the second quarter of 2007, the Company fully reserved for the projected loss on those contracts.
     The Company’s homebuilding projects in the Primary Homebuilding segment are generally larger than projects in the Tennessee Homebuilding segment and many are in the early stages of development. Accordingly, the projections for many projects will extend for four to seven years into the future, inherently increasing the uncertainty involved in the projections. Specific assumptions for projected unit sales and margin percentage on delivered units for homebuilding projects excluding Tennessee include:
•	estimated average future sales prices were based on current sales prices with significant discounts and incentives continuing through 2009 followed by average sales price increases ranging from nominal to 4% in 2010 and beyond. Discounting activity is assumed to gradually diminish beginning in the second half of 2009;

•	estimated future construction and land development costs were kept relatively consistent throughout the entire project;

•	estimates of average (unweighted) gross margin percentages ranging between 8% and 11% in the early years and 14% and higher in 2011 and beyond;

•	estimated future sales rates were projected to decline in 2007 and 2008, with more than 50% of projects projected to average less than 80 units per year. Sales rates were projected to improve in 2009, with only 25% of projects selling less than 80 units per year, and then stabilizing beginning in 2010.
     As a result of the above analysis, the Company recorded impairment charges in the three and six months ended June 30, 2007 for eight projects in the Primary Homebuilding segment and for ten projects in the Tennessee Homebuilding segment. During the three months ended June 30, 2007 and 2006 impairment charges which are included in cost of sales of real estate amounted to approximately $63.0 million and $4.7 million, respectively. In the six months ended June 30, 2007 and 2006 impairment charges amounted to approximately $63.3 million and $4.7 million, respectively.
     At June 30, 2007, total homebuilding inventory was $586.9 million, of which $183.6 million, or 31.3%, had recorded impairments. At the time these impairments were taken, inventory on those projects was recorded at estimated fair value which was below cost. The balance of the projects are recorded at cost. At December 31, 2006 total homebuilding inventory was $664.6 million, of which $113.6 million, or 17.1%, had recorded impairments. The balance was recorded at cost.
5. Assets Held for Sale
     In June 2007, Core Communities solicited bids from several potential buyers to purchase assets associated with two of Core’s commercial leasing projects. Management believes these offers are reasonable in relation to the current fair value and it is management’s intention to complete the sale of these assets by the end of this calendar year. However, Core has not entered into definitive agreements for the sale of these assets and there is no assurance that these sales will be completed during 2007. The assets are available for immediate sale in their present condition. It is reasonably possible that management may have continuing involvement in operating and managing these assets after the sale and may keep a retained interest in the assets and as a result exercise influence over the operating and financial policies of the real estate assets in the future. In accordance with SFAS No. 144, the Company has not classified the operations of these assets as discontinued operations due to the potential continuing involvement and retained interest. However, the assets have been reclassified to assets held for sale and the related liabilities associated with these assets held for sale have also been reclassified in the unaudited consolidated statements of financial condition at June 30, 2007. Prior period amounts have been reclassified to conform to the current year presentation. The Company has elected not to separate out these assets in the unaudited consolidated statements of cash flows for all periods presented. Depreciation related to these assets held for sale ceased in June 2007.

6. Interest
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Interest incurred to non-affiliates	$13,765	9,533	26,771	17,562
Interest capitalized to property and equipment	(654)	—	(1,104)	—
Interest capitalized to inventory	(13,111)	(9,533)	(25,667)	(17,562)

Interest expense, net	$—	—	—	—

Interest included in cost of sales	$5,562	3,091	9,987	5,685

     For fixed assets under construction, interest associated with these assets is capitalized as incurred and is relieved to expense through depreciation once the asset is put into use.
7. Investment in Bluegreen Corporation
     At June 30, 2007, the Company owned approximately 9.5 million shares of the common stock of Bluegreen Corporation representing approximately 31% of Bluegreen’s outstanding common stock. The Company accounts for its investment in Bluegreen under the equity method of accounting. The cost of the Bluegreen investment is adjusted to recognize the Company’s interest in Bluegreen’s earnings or losses. The difference between a) the Company’s ownership percentage in Bluegreen multiplied by its earnings and b) the amount of the Company’s equity in earnings of Bluegreen as reflected in the Company’s financial statements relates to the amortization or accretion of purchase accounting adjustments made at the time of the acquisition of Bluegreen’s stock.
     Bluegreen’s unaudited condensed consolidated balance sheets and unaudited condensed consolidated statements of income are as follows (in thousands):
Unaudited Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2007	2006

Total assets	$978,867	854,212

Total liabilities	$598,501	486,487
Minority interest	17,968	14,702
Total shareholders’ equity	362,398	353,023

Total liabilities and shareholders’ equity	$978,867	854,212

Unaudited Condensed Consolidated Statements of Income

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
Revenues and other income	$170,972	165,950	317,854	312,908
Cost and other expenses	162,739	153,574	299,385	292,955

Income before minority interest and provision for income taxes	8,233	12,376	18,469	19,953
Minority interest	1,633	1,677	3,267	2,699

Income before provision for income taxes	6,600	10,699	15,202	17,254
Provision for income taxes	(2,508)	(4,119)	(5,777)	(6,643)

Income before cumulative effect of change in accounting principle	4,092	6,580	9,425	10,611
Cumulative effect of change in accounting principle, net of tax	—	—	—	(5,678)
Minority interest in cumulative effect of change in accounting principle	—	—	—	1,184

Net income	$4,092	6,580	9,425	6,117

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
8. Debt
     Notes and mortgage notes payable increased $65.4 million since December 31, 2006 mainly due to borrowings under existing credit facilities to support the Company’s operations and working capital needs.
     On February 28, 2007, Core Communities of South Carolina, LLC, a wholly owned subsidiary of Core Communities, entered into a $50.0 million revolving credit facility for construction financing for the development of the Tradition South Carolina master planned community. The facility is due and payable on February 28, 2009 and may be extended for one year subject to compliance with the conditions set forth in the agreement. The loan is collateralized by 1,829 gross acres of land and the related improvements and easements as well as assignments of rents and leases. A payment guarantee for the loan amount was provided by Core Communities. Interest accrues at the bank’s Prime Rate (8.25% at June 30, 2007) and is payable monthly. The loan documents include customary conditions to funding, collateral release and acceleration provisions and financial, affirmative and negative covenants.
     On March 21, 2007, Levitt and Sons entered into a $100.0 million revolving working capital, land acquisition, development and residential construction borrowing base facility agreement and borrowed $30.2 million under the facility. The proceeds were used to finance the intercompany purchase of a 150 acre parcel in Tradition South Carolina from Core Communities (by repaying outstanding acquisition indebtedness on the property owed to

Core Communities) and to refinance a $15.0 million line of credit. The facility is collateralized by a mortgage on the 150 acre parcel in Tradition South Carolina and by a guarantee of Levitt Corporation. Levitt Corporation’s guarantee of the $15.0 million working capital component of the facility is secured by a pledge of Levitt Corporation’s membership interest in Levitt and Sons. The guarantee and the pledge of the membership interest can be released by payment in full of any amounts outstanding under the $15.0 million working capital component. The facility is due and payable on March 21, 2011 and may be extended for an additional year at the discretion of the financial institution at the anniversary date of the facility. Interest accrues under the facility at the Prime Rate and is payable monthly.
     The Company is in compliance with all covenants under all facilities at June 30, 2007.
9. Commitments and Contingencies
     At June 30, 2007, Levitt and Sons had a commitment to purchase property in Georgia for the development of 650 units for $14.2 million. Should Levitt and Sons decide not to purchase the underlying property, the liability would be limited to the amount of the deposit, which was $400,000 at June 30, 2007. The projected closing is in 2008. There is no assurance that Levitt and Sons will consummate the purchase pursuant to the terms of the contract, or at all. Management continually reviews its commitments to ensure that they are in line with the Company’s objectives.
     At June 30, 2007, the Company had outstanding surety bonds and letters of credit of approximately $94.9 million related primarily to obligations to various governmental entities to construct improvements in various communities. The Company estimates that approximately $59.5 million of work remains to complete these improvements and does not believe that any outstanding bonds or letters of credit will likely be drawn.
10. Loss per Share
     Basic loss per common share is computed by dividing loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted loss per common share is computed in the same manner as basic loss per share, but it also gives consideration to (a) the dilutive effect of the Company’s stock options and restricted stock using the treasury stock method and (b) the pro rata impact of Bluegreen’s dilutive securities (stock options and convertible securities) on the amount of Bluegreen’s earnings that the Company recognizes. For the three months ended June 30, 2007 and 2006, common stock equivalents related to the Company’s outstanding stock options amounted to 11,656 shares and 539 shares, respectively, and for the six months ended June 30, 2007 and 2006, common stock equivalents related to the Company’s outstanding stock options amounted to 11,193 shares and 0 shares, respectively. Common stock equivalents were not considered because their effect would have been antidilutive. In addition, there were additional options to purchase shares of common stock at various prices which were not included in common stock equivalents because the exercise prices were greater than the average market price of the common shares. For the three months ended June 30, 2007 and 2006, there were additional options to purchase 2,486,833 shares and 1,245,887 shares of common stock, respectively, and in the six months ended June 30, 2007 and 2006, there were additional options to purchase 2,487,296 shares and 1,246,426 shares, respectively.
     The following table presents the computation of basic and diluted loss per common share (in thousands, except for per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Numerator:
Basic loss per common share:
Net loss — basic	$(58,087)	(737)	(57,111)	(1,397)

Diluted loss per common share:
Net loss — basic	$(58,087)	(737)	(57,111)	(1,397)
Pro rata share of the net effect of Bluegreen dilutive securities	(7)	(22)	(21)	(23)

Net loss — diluted	$(58,094)	(759)	(57,132)	(1,420)

Denominator:
Basic average shares outstanding	19,828	19,823	19,827	19,822
Diluted average shares outstanding	19,828	19,823	19,827	19,822

Loss per common share:
Basic	$(2.93)	(.04)	(2.88)	(.07)
Diluted	$(2.93)	(.04)	(2.88)	(.07)
11. Dividends
     On January 22, 2007, the Company’s Board of Directors declared a cash dividend of $0.02 per share on its Class A common stock and Class B common stock, which was paid to all shareholders of record on February 9, 2007. There were no dividends declared in the three months ended June 30, 2007.
12. Other Revenues
     For the three and six months ended June 30, 2007, the Company revised other revenues to include lease/rental income, marketing fees and irrigation revenue which had been previously included in interest and other income and selling, general and administrative expenses. Prior periods have been revised to conform to the current presentation. This revision had no impact on net loss or cash flows from operations. The following table summarizes other revenues detail information (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Mortgage & title operations	$877	1,018	1,599	2,026
Lease/rental income	945	952	1,839	1,570
Marketing fees	464	419	1,095	599
Irrigation revenue	190	167	440	312

Total other revenues	$2,476	2,556	4,973	4,507

13. Income Taxes
     The Company adopted the provisions of FASB Interpretation No. 48 — “Accounting for Uncertainty in Income Taxes — an interpretation of FASB No. 109” (“FIN 48”) on January 1, 2007. FIN 48 provides guidance for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. FIN 48 substantially changes the accounting policy for uncertain tax positions. As a result of the implementation of FIN 48, the Company recognized a decrease of $260,000 in the liability for unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007 balance of retained earnings. As of the adoption date, the Company had gross tax affected unrecognized tax benefits of $2.0 million of which $0.2 million, if recognized, would affect the effective tax rate. There have been no significant changes to these amounts during the three and six months ended June 30, 2007.
     The Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense. The Company had approximately $200,000 and $170,000 for the payment of interest and penalties accrued at June 30, 2007 and December 31, 2006, respectively.
     The Company and its subsidiaries, as appropriate, files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal or state and local income tax examinations by tax authorities for tax years before 2003. In the first quarter of 2007, the Internal Revenue Service (IRS) commenced an examination of the Company’s U.S. income tax return for 2004 and the review is anticipated to be completed by the end of 2007. As of June 30, 2007, the IRS was in the process of its examination and the Company is unable to evaluate at this time whether additional tax payments will be required to be made upon the completion of the examination.
     The Company’s provision for income taxes is estimated to result in an effective tax rate of 20.2% in 2007 compared to 38.6% in 2006. The decrease in the effective tax rate is a result of the Company recording a valuation allowance for those deferred tax assets that are not expected to be recovered in the future. Due to large impairment charges recorded in the second quarter of 2007, the expected timing of the future reversal of those impairment charges, and expected taxable losses in the foreseeable future, the Company does not believe at this time it will have sufficient taxable income of the appropriate character in the future and prior carryback years to realize a portion of the net deferred tax asset. At June 30, 2007, the Company has $43.4 million in gross deferred tax assets. After consideration of $25.8 million of deferred tax liabilities and the ability to carryback losses, a valuation allowance of $9.6 million was recorded. The increase in the valuation allowance from 2006 is $9.2 million.
14. Other Expenses and Interest and Other Income
     Other expenses and interest and other income are summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Other expenses
Title and mortgage operations expenses	$413	616	895	1,242
Goodwill impairment	—	1,307	—	1,307

Total other expenses	$413	1,923	895	2,549

Interest and other income
Interest income	$697	727	1,416	1,512
Gain on sale of fixed assets	12	1,329	12	1,329
Forfeited deposits	2,469	70	3,898	92
Other income	121	3	315	85

Total interest and other income	$3,299	2,129	5,641	3,018

     For the three and six months ended June 30, 2006, the Company revised other expenses to exclude impairment charges which were reclassified to cost of sales. This revision was performed to conform to the year ended December 31, 2006 and the current period presentation. This revision has no impact on net loss or cash flows from operations.

     The Company recorded $2.5 million and $3.9 million in forfeited deposits in the three and six months ended June 30, 2007, respectively, due to increased cancellations of home sale contracts.
15. Segment Reporting
     Operating segments are components of an enterprise about which separate financial information is available that is regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has four reportable business segments: Primary Homebuilding, Tennessee Homebuilding, Land and Other Operations. The Company evaluates segment performance primarily based on pre-tax income. The information provided for segment reporting is based on management’s internal reports. The accounting policies of the segments are the same as those of the Company. Eliminations consist primarily of the elimination of sales and profits on real estate transactions between the Land and Primary Homebuilding segments, which were recorded based upon terms that management believes would be attained in an arm’s-length transaction. The presentation and allocation of assets, liabilities and results of operations may not reflect the actual economic costs of the segments as stand-alone businesses. If a different basis of allocation were utilized, the relative contributions of the segments might differ, but management believes that the relative trends in segments would likely not be impacted. As described in note 5, certain reclassifications associated with our assets held for sale were made to the unaudited consolidated statements of financial condition. For consistency, total debt for the Land Division below has been adjusted to reflect the balance excluding the debt associated with the two commercial leasing assets that are held for sale as of June 30, 2007 and 2006.
     The Company’s Homebuilding Division which operates through Levitt and Sons consists of the Primary Homebuilding segment and the Tennessee Homebuilding segment, while the Land segment consists of the operations of Core Communities. The Other Operations segment consists of the activities of Levitt Commercial, the Company’s parent company operations, earnings from investments in Bluegreen and other real estate investments and joint ventures.

     The following tables present segment information as of and for the three and six months ended June 30, 2007 and 2006 (in thousands).

Three Months Ended	Primary	Tennessee		Other
June 30, 2007	Homebuilding	Homebuilding	Land	Operations	Eliminations	Total

Revenues
Sales of real estate	$114,805	8,848	1,917	—	(206)	125,364
Other revenues	877	—	1,640	142	(183)	2,476

Total revenues	115,682	8,848	3,557	142	(389)	127,840

Costs and expenses Cost of sales of real estate	162,323	8,683	483	1,018	(913)	171,594
Selling, general and administrative expenses	20,675	1,980	4,088	6,928	(62)	33,609
Interest expense	—	—	807	—	(807)	—
Other expenses	413	—	—	—	—	413

Total costs and expenses	183,411	10,663	5,378	7,946	(1,782)	205,616

Earnings from Bluegreen Corporation	—	—	—	1,357	—	1,357
Interest and other income	2,560	23	1,119	403	(806)	3,299

(Loss) income before income taxes	(65,169)	(1,792)	(702)	(6,044)	587	(73,120)
Benefit (provision) for income taxes	13,353	596	328	1,042	(286)	15,033

Net (loss) income	$(51,816)	(1,196)	(374)	(5,002)	301	(58,087)

Inventory of real estate	$543,697	43,166	204,611	11,894	(27,157)	776,211

Total assets	$592,918	48,049	313,126	161,906	(19,414)	1,096,585

Total debt	$402,670	27,955	124,535	98,933	—	654,093

Three Months Ended	Primary	Tennessee		Other
June 30, 2006	Homebuilding	Homebuilding	Land	Operations	Eliminations	Total

Revenues
Sales of real estate	$102,287	14,287	14,086	—	(2)	130,658
Other revenues	1,018	—	1,101	459	(22)	2,556

Total revenues	103,305	14,287	15,187	459	(24)	133,214

Costs and expenses
Cost of sales of real estate	80,076	17,285	7,718	656	(83)	105,652
Selling, general and administrative expenses	17,217	3,351	3,580	6,863	1	31,012
Other expenses	616	1,307	—	—	—	1,923

Total costs and expenses	97,909	21,943	11,298	7,519	(82)	138,587

Earnings from Bluegreen Corporation	—	—	—	2,152	—	2,152
Interest and other income	226	22	1,556	323	2	2,129

Income (loss) before income taxes	5,622	(7,634)	5,445	(4,585)	60	(1,092)
(Provision) benefit for income taxes	(2,253)	2,338	(2,068)	2,371	(33)	355

Net income (loss)	$3,369	(5,296)	3,377	(2,214)	27	(737)

Inventory of real estate	$540,709	61,390	152,470	17,499	(17,413)	754,655

Total assets	$549,803	65,120	226,799	187,589	(10,895)	1,018,416

Total debt	$345,302	19,716	51,023	90,744	—	506,785

Six Months Ended	Primary	Tennessee		Other
June 30, 2007	Homebuilding	Homebuilding	Land	Operations	Eliminations	Total
Revenues
Sales of real estate	$227,317	30,505	2,694	6,574	(428)	266,662
Other revenues	1,599	—	3,142	435	(203)	4,973

Total revenues	228,916	30,505	5,836	7,009	(631)	271,635

Costs and expenses
Cost of sales of real estate	249,275	29,334	555	6,519	(1,181)	284,502
Selling, general and administrative expenses	39,096	3,864	8,453	15,164	(62)	66,515
Interest expense	—	—	1,022	—	(1,022)	—
Other expenses	895	—	—	—	—	895

Total costs and expenses	289,266	33,198	10,030	21,683	(2,265)	351,912

Earnings from Bluegreen Corporation	—	—	—	3,101	—	3,101
Interest and other income	4,201	52	2,067	648	(1,327)	5,641

(Loss) income before income taxes	(56,149)	(2,641)	(2,127)	(10,925)	307	(71,535)
Benefit (provision) for income taxes	9,814	924	896	2,906	(116)	14,424

Net (loss) income	$(46,335)	(1,717)	(1,231)	(8,019)	191	(57,111)

Inventory of real estate	$543,697	43,166	204,611	11,894	(27,157)	776,211

Total assets	$592,918	48,049	313,126	161,906	(19,414)	1,096,585

Total debt	$402,670	27,955	124,535	98,933	—	654,093

Six Months Ended	Primary	Tennessee		Other
June 30, 2006	Homebuilding	Homebuilding	Land	Operations	Eliminations	Total

Revenues
Sales of real estate	$193,132	41,717	21,358	—	(6)	256,201
Other revenues	2,026	—	1,721	796	(36)	4,507

Total revenues	195,158	41,717	23,079	796	(42)	260,708

Costs and expenses Cost of sales of real estate	152,368	41,490	12,737	1,298	(186)	207,707
Selling, general and administrative expenses	31,206	6,934	6,366	13,260	1	57,767
Other expenses	1,242	1,307	—	—	—	2,549

Total costs and expenses	184,816	49,731	19,103	14,558	(185)	268,023

Earnings from Bluegreen Corporation	—		—	2,103	—	2,103
Interest and other income	367	58	1,924	668	1	3,018

Income (loss) before income taxes	10,709	(7,956)	5,900	(10,991)	144	(2,194)
(Provision) benefit for income taxes	(4,131)	2,462	(2,205)	4,735	(64)	797

Net income (loss)	$6,578	(5,494)	3,695	(6,256)	80	(1,397)

Inventory of real estate	$540,709	61,390	152,470	17,499	(17,413)	754,655

Total assets	$549,803	65,120	226,799	187,589	(10,895)	1,018,416

Total debt	$345,302	19,716	51,023	90,744	—	506,785

     In the ordinary course of business certain inter-segment loans are entered into and interest is recorded at current borrowing rates. All interest expense and interest income associated with these inter-segment loans are eliminated in consolidation.
16. Parent Company Financial Statements
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
     Some of the Company’s subsidiaries have borrowings which contain covenants that, among other things, require the subsidiary to maintain certain financial ratios and a minimum net worth. These covenants may have the effect of limiting the amount of debt that the subsidiaries can incur in the future and restricting the payment of dividends from subsidiaries to the Company. At June 30, 2007 and December 31, 2006, the Company was in compliance with all loan agreement financial covenants.
     The accounting policies for the Parent Company are generally the same as those policies described in the summary of significant accounting policies outlined in the Form 10-K/A Amendment No. 2. The Parent Company’s interest in its consolidated subsidiaries is reported under the equity method of accounting for purposes of this presentation.

     The Parent Company unaudited condensed statements of financial condition at June 30, 2007 and December 31, 2006, and unaudited condensed statements of operations for the three and six months ended June 30, 2007 and 2006 are shown below (in thousands):
Condensed Statements of Financial Condition

	June 30,	December 31,
	2007	2006

Total assets	$401,508	454,074

Total liabilities	$114,167	110,835
Total shareholders’ equity	287,341	343,239

Total liabilities and shareholders’ equity	$401,508	454,074

Condensed Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006

Earnings from Bluegreen Corporation	$1,357	2,152	3,101	2,103
Other revenues	398	382	644	713
Costs and expenses	7,483	7,151	15,748	13,400

Loss before income taxes	(5,728)	(4,617)	(12,003)	(10,584)
Benefit for income taxes	927	2,402	3,274	4,579

Net loss before undistributed earnings from consolidated subsidiaries	(4,801)	(2,215)	(8,729)	(6,005)
(Loss) earnings from consolidated subsidiaries, net of income taxes	(53,286)	1,478	(48,382)	4,608

Net loss	$(58,087)	(737)	(57,111)	(1,397)

     Cash dividends received from subsidiaries for the six months ended June 30, 2007 and 2006 were $13.1 million and $6.6 million, respectively.
     As of June 30, 2007, the Homebuilding Division had outstanding advances, including accrued interest, from the Parent Company in the amount of $75.1 million which are generally subordinated to loans from third party lenders. Additionally, as of June 30, 2007 the Parent Company had outstanding advances from Core Communities in the amount of $38.6 million which are also generally subordinated to loans from third party lenders. These advances eliminate in consolidation.
17. Certain Relationships and Related Party Transactions
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

     Pursuant to the terms of a shared services agreement between the Company and BFC, certain administrative services, including human resources, risk management, and investor relations, are provided to the Company by BFC on a percentage of cost basis. The amounts paid for these services in the three and six months ended June 30, 2007 were $202,000 and $341,000, respectively, and the amounts paid in the three and six months ended June 30, 2006 were $328,000 and $496,000, respectively. The 2006 amounts included occupancy charges. These amounts may not be representative of the amounts that would be paid in an arms-length transaction.
     As previously announced, on January 30, 2007 the Company entered into a merger agreement with BFC Financial Corporation (“BFC”) which if consummated would result in Levitt becoming a wholly-owned subsidiary of BFC. In 2007, Levitt has incurred net losses of $57.1 million including pretax impairment charges associated with its homebuilding inventory of $63.3 million. The merger agreement contains numerous conditions to the transaction and grants each party the right to terminate upon certain events. Such conditions include, among other things, receipt of various shareholder approvals, the absence of any material adverse change, the representations and warranties of each party being true and correct at the time of the merger, the operation of the businesses in the ordinary course and the previously delivered opinions of the financial advisors not being withdrawn. BFC has advised Levitt that it is reviewing the transaction to determine if it is willing to proceed with the transaction based on the current circumstances and events. In light of the above, and given the Company’s recent financial results, the current state of the real estate market and the Company’s capital requirements, Levitt is also reviewing how best to proceed. There is no assurance that the merger will be consummated. In the event the merger is not consummated, Levitt has indicated that it intends to pursue a rights offering to its shareholders.
     The Company maintains securities sold under repurchase agreements at BankAtlantic. The balances in its accounts at June 30, 2007 and June 30, 2006 were $5.3 million and $11.6 million, respectively. BankAtlantic paid interest to the Company on its accounts for the three and six months ended June 30, 2007 of $29,000 and $69,000, respectively, and for the three and six months ended June 30, 2006 of $136,000 and $278,000, respectively .
18. New Accounting Pronouncements
     In November 2006, the FASB issued Emerging Issues Task Force Issue No. 06-8, Applicability of the Assessment of a Buyers Continuing Investment under FASB Statement No. 66, Accounting for Sales of Real Estate , for Sales of Condominiums, (“EITF 06-8”). EITF 06-8 establishes that a company should evaluate the adequacy of the buyer’s continuing investment in determining whether to recognize profit under the percentage-of-completion method. EITF 06-8 is effective for the first annual reporting period beginning after March 15, 2007 (the Company’s fiscal year beginning January 1, 2008). The effect of this EITF is not expected to be material to the Company’s consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (“FAS 159”). FAS 159 permits companies to measure many financial instruments and certain other items at fair value. This Statement is effective for fiscal years beginning after November 15, 2007 (the Company’s fiscal year beginning January 1, 2008). The adoption of FAS 159 is not expected to be material to the Company’s consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (the Company’s fiscal year beginning January 1, 2008), and interim periods within those fiscal years. The Company is currently reviewing the effect of SFAS 157 and does not expect the adoption to have a material effect on the Company’s consolidated financial statements.
19. Litigation
     On February 28, 2007 and March 1, 2007, two identical complaints were filed in the 17th Judicial Circuit in and for Broward County, Florida against the Company, the members of the Company’s Board of Directors and BFC Financial Corporation (“BFC”) in (i) Samuel Flamholz, on behalf of himself and all others similarly situated, v. James Blosser, Darwin Dornbush, Alan B. Levan, William Scherer, S. Lawrence Kahn, III, Joel Levy, John E. Abdo, William Nicholson, Alan J. Levy, Levitt Corporation, and BFC Financial Corp. and (ii) Elaine Mount, on behalf of herself and all others similarly situated, v. James Blosser, Darwin Dornbush, Alan B. Levan, William Scherer, S. Lawrence Kahn, III, Joel Levy, John E. Abdo, William Nicholson, Alan J. Levy, Levitt Corporation, and BFC Financial Corp., respectively. Each complaint relates to the previously reported definitive merger agreement entered into by the Company and BFC, pursuant to which the Company would, if the merger is consummated, become a wholly-owned subsidiary of BFC. The complaints allege that the members of the Company’s Board of Directors breached their fiduciary duty to the Company’s minority shareholders by approving the merger agreement with BFC. In both complaints, the plaintiffs sought to enjoin the merger or, if it is completed, to rescind it. On June 22, 2007, an order dismissing the claims without prejudice or cost or fees to either side was entered by the court. At this time, the Company does not estimate that it will incur any additional loss with respect to this litigation.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The objective of the following discussion is to provide an understanding of the financial condition and results of operations of Levitt Corporation and its wholly owned subsidiaries (“Levitt”, or the “Company”) as of and for the three and six months ended June 30, 2007 and 2006. The Company may also be referred to as “we,” “us,” or “our.” We engage in real estate activities through Levitt and Sons, LLC (“Levitt and Sons”), Core Communities, LLC (“Core Communities”) and other operations, which includes Levitt Commercial, LLC (“Levitt Commercial”), an investment in Bluegreen Corporation (“Bluegreen”) and investments in real estate projects through subsidiaries and joint ventures. Acquired in December 1999, Levitt and Sons is a developer of single home and townhome communities for active adults and families in Florida, Georgia, South Carolina and Tennessee. Levitt and Sons operates in two reportable segments — Primary Homebuilding and Tennessee Homebuilding. Core Communities develops master-planned communities and is currently developing Tradition Florida, which is located in Port St. Lucie, Florida, and Tradition South Carolina, which is located in Hardeeville, South Carolina. Tradition Florida is encompasses more than 8,200 total acres, including approximately five miles of frontage on Interstate 95, and Tradition South Carolina currently encompasses approximately 5,400 acres for residential development and approximately 1.5 million square feet of commercial space. Levitt Commercial specializes in the development of industrial properties. Bluegreen, a New York Stock Exchange-listed company in which we own approximately 31% of the outstanding common stock, is engaged in the acquisition, development, marketing and sale of ownership interests in primarily “drive-to” vacation resorts, and the development and sale of golf communities and residential land.
     Some of the statements contained or incorporated by reference herein include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act” ), that involve substantial risks and uncertainties. Some of the forward-looking statements can be identified by the use of words such as “anticipate,” “believe,” “estimate,” “may,” “intend,” “expect,” “will,” “should,” “seeks” or other similar expressions. Forward-looking statements are based largely on management’s expectations and involve inherent risks and uncertainties. In addition to the risks identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, you should refer to the other risks and uncertainties discussed throughout this document for specific risks which could cause actual results to be significantly different from those expressed or implied by those forward-looking statements. Some factors which may affect the accuracy of the forward-looking statements apply generally to the real estate industry, while other factors apply directly to us. Any number of important factors could cause actual results to differ materially from those in the forward-looking statements including: the impact of economic, competitive and other factors affecting the Company and its operations; the market for real estate in the areas where the Company has developments, including the impact of market conditions on the Company’s margins and the fair value of our real estate inventory; the accuracy of the estimated fair value of our real estate inventory and the potential for further write-downs or impairment charges; the need to offer additional incentives to buyers to generate sales; the effects of increases in interest rates and availability of credit to buyers of our homes; cancellations of existing sales contracts and the ability to consummate sales contracts included in the Company’s backlog; the Company’s ability to timely deliver homes from backlog, shorten delivery cycles and improve operational and construction efficiency; the realization of cost savings associated with reductions of workforce and the ability to limit overhead and costs commensurate with sales; the Company’s ability to periodically renew our credit facilities on acceptable terms, if at all, and enable us to finance projects through completion; the Company’s ability to maintain sufficient liquidity and satisfactory banking relationships in the event of a continued weakness in the housing market; the Company’s ability to access additional capital on acceptable terms, if at all, including through BFC Financial Corporation (“BFC”); and the Company’s success at managing the risks involved in the foregoing. Many of these factors are beyond our control. The Company cautions that the foregoing factors are not exclusive.
Executive Overview
     Our operations are concentrated in the real estate industry, which is cyclical in nature. In addition, the majority of our inventory is located in the State of Florida. Our homebuilding operations sell residential housing while our land development business sells land to residential builders as well as commercial developers, and on occasion internally develops commercial real estate and enters into lease arrangements. In the three and six months ended June 30, 2007, we continued to experience further deterioration in our homebuilding business. Excess supply, particularly in previously strong markets like Florida, in combination with a reduction in demand resulting from tightened credit requirements and reductions in credit availability, as well as ongoing buyer concerns about the direction of the market, has led to continued downward pricing pressure for residential homes and land. Based on a project by project assessment of local market conditions, existing backlog and available remaining inventory, we offered various sales incentives to our customers and aggressively reduced pricing in the second quarter of 2007 in an effort to increase sales. These actions led to downward pressure on current and future margins. These pricing pressures are expected to continue for the foreseeable future as there is no indication that market conditions will improve and enable us to return to acceptable margins until the excess supplies of new and resale residential homes decrease and buyer confidence is restored. Our assessment of the market and current pricing strategies were incorporated into our cash flow projections for our various homebuilding projects and led to the recording of $63.0 million in impairment charges in the quarter ended June 30, 2007.
     Our Land division did not record any significant sales in the three and six months ended June 30, 2007 as demand for residential inventory by homebuilders in Florida substantially decreased and the Land Division has recently concentrated on sales of commercial property. It is expected that a higher percentage of revenue in the near term will come from sales of commercial property in Florida, where the market for commercial property appears to remain strong. In addition, the Land Division does expect an increase in the future related to residential and commercial land sales in South Carolina as development on that project continues.
     We are focused on efforts to maintain sufficient liquidity to withstand the deteriorating homebuilding environment by reducing field staffing levels as necessary and working with subcontractors to lower the costs of home construction. More dramatic cost reduction strategies and asset reduction scenarios may be necessary in the future. We do not intend to purchase any new land in our homebuilding division in 2007. We are also closely monitoring spending for land development in existing projects, including the timing and phasing of community amenity construction. We will re-evaluate land acquisitions in 2008 and determine if there are economically viable opportunities to acquire finished lots from third parties that would enable us to expedite the opening of new communities, or further collaborate with our Land Division in their master planned communities. Land acquisitions and future houseline spending will be dependent on obtaining financing on acceptable terms, if at all. We also regularly review the performance of each project and are currently exploring the opportunity to sell certain land positions, although the current demand for land parcels is weak.
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

Homebuilding Overview
     The Homebuilding Division which operates through Levitt and Sons consists of two reportable operating segments, the Primary Homebuilding segment and the Tennessee Homebuilding segment. The homebuilding environment continued to deteriorate during the first half of 2007 as increased inventory levels combined with weakened consumer demand for housing and tightened credit requirements negatively affected sales, deliveries and margins throughout the industry. In our Tennessee Homebuilding segment we delivered significantly fewer homes in the first six months of 2007, as compared to the same period of 2006 due to these difficult market conditions, and in both segments of our Homebuilding Division we experienced decreased orders and increased cancellation rates on homes in backlog.
     We curtailed land spending in 2007 but intend to re-evaluate the viability of land acquisitions in 2008 to determine whether there are any appropriate opportunities for development. We will continue to evaluate the land we have access to from Core Communities as well as the acquisition of land from third parties in order to increase our community count and replace sold out communities. This spending will be dependent on obtaining financing on acceptable terms, if at all.
     There has been a significant slowdown in the Florida market and orders in the second quarter of 2007 reflected a reduction in average sales price due to sales incentives and discounts. We believe sales incentives and aggressive discounting will continue to be required in Florida and Tennessee in order to maintain sales levels and, as a result, average selling prices are expected to remain below historical averages for at least the next 12-24 months and possibly beyond. Average sales prices of deliveries, while higher than the prior year, were also significantly reduced in the second quarter of 2007 by discounts provided in an effort to avoid cancellations and encourage closings.
     Our Homebuilding division’s backlog at June 30, 2007 was substantially lower than the December 31, 2006 level. The backlog decreased reflecting fewer units with lower average selling prices. The decrease in the number of units is due to the number of closings of homes exceeding the level of sales activity in the six months ended June 30, 2007 as well as the cancellation of contracts by buyers. In addition, sales prices in the current market have experienced downward pressure associated with pricing incentives necessary to be competitive and mitigate the imbalance in housing supply and demand. We offered aggressive price incentives in the second quarter of 2007 and expect to continue to offer incentives as necessary to remain competitive and generate new sales. We also continue to monitor our cancellation rates of homes in backlog and work with our customers to convert backlog into deliveries. As a result of these conditions, higher expenses are being incurred for advertising, outside brokers and other marketing programs in order to attract buyers to our communities.
     As a result of the aggressive sales discounts and incentives expected in the future and the continuing challenges of the overall homebuilding industry discussed above, we recognized approximately $63.0 million and $63.3 million in inventory related impairment charges in the three and six months ended June 30, 2007, respectively. This compares to $4.7 million of impairment charges recorded in the three and six months ended June 30, 2006. In addition to the impairment charges in 2006, we also fully wrote-down goodwill in the amount of approximately $1.3 million in the three and six months ended June 30, 2006 related to the Tennessee Homebuilding segment. The write-down was a result of several factors including historical and projected performance, the loss of key management, and declining market conditions.
Land Development Overview
     The Land Division generates revenue from land sales from two master planned communities: Tradition, Florida and Tradition, South Carolina. Tradition, Florida has been in active development for several years, while Tradition, South Carolina is in the early stage of development. There were three residential lots sold (one acre) in Tradition, South Carolina in the three months ended June 30, 2007 compared to 49 acres in Tradition, Florida in the same period in 2006. Additionally, the Land Division generates ancillary revenue from commercial leasing and provides irrigation services and marketing services to the homebuilders who purchase developed property in our master planned communities. These services increased in the current period compared to the prior period due to increased rental income associated with commercial leasing of certain properties and increased revenues relating to irrigation services provided to both homebuilders and the residents of Tradition, Florida.
     Tradition, Florida encompasses more than 8,200 total acres, including approximately 5,800 net saleable acres. Approximately 1,757 acres have been sold to date and 44 acres were subject to firm sales contracts with various purchasers as of June 30, 2007. Tradition, South Carolina, encompasses almost 5,400 total acres, including approximately 3,000 net saleable acres and is currently entitled for up to 9,500 residential units and 1.5 million square feet of commercial space, in addition to recreational areas, educational facilities and emergency services, and had 54 acres subject to firm sales contracts with various homebuilders as of June 30, 2007.
     Our Land division did not record any significant sales in the three and six months ended June 30, 2007 as demand for residential inventory by homebuilders in Florida substantially decreased and the Land Division has recently concentrated on sales of commercial property. In addition to sales of parcels to homebuilders, the Land Division plans to continue to expand its commercial operations through sales to developers and to internally develop certain projects for leasing to third parties. It is expected that a higher percentage of revenue in the near term will come from sales of commercial property in Florida, where the market for commercial property appears to remain strong. In addition, the Land Division does expect an increase in revenue in the future related to residential and commercial land sales in South Carolina as development on that project continues. Interest in the South Carolina residential market appears less severely impacted than the Florida residential market.
     Due to the nature and size of individual land transactions, our Land Division results are subject to significant volatility. Although we have historically realized between 40.0% and 60.0% margin on Land Division sales, margins on land sales are likely to remain below the lower end of the historical range given the current downturn in the real estate markets and the significant decrease in demand in Florida we are continuing to experience. Margins will fluctuate based upon changing sales prices and costs attributable to the land sold, as well as the potential impact of revenue deferrals associated with percentage of completion accounting. In addition to the impact of economic and market factors, the sales price of land sold varies depending upon: the location; the parcel size; whether the parcel is sold as raw land, partially developed land or individually developed lots; the degree to which the land is entitled; and whether the designated use of land is residential or commercial. The cost of sales of real estate is dependent upon the original cost of the land acquired, the timing of the acquisition of the land, and the amount of land development, interest and real estate tax costs capitalized to the particular land parcel during active development. Allocations to cost of sales involve significant management judgment and include an estimate of future costs of development, which can vary over time due to labor and material cost increases, master plan design changes and regulatory modifications. Accordingly, allocations are subject to change based on factors which are in many instances beyond management’s control. Future margins will continue to vary based on these and other market factors.
     In June 2007 the Land Division solicited bids from several potential buyers to purchase assets associated with two commercial leasing projects. We believe these offers are reasonable in relation to the current fair value and it is our intention to complete the sale of these assets by the end of this calendar year. However, we have not entered into definitive agreements for the sale of these assets and there is no assurance that these sales will be completed during 2007. The assets are available for immediate sale in their present condition. It is reasonably possible that we may have continuing involvement in operating and managing these assets after the sale and may keep a retained interest in the assets and as a result exercise influence over the operating and financial policies of the real estate assets in the future. In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we have not classified the operations of these assets as discontinued operations due to the potential continuing involvement and retained interest. However, the assets have been reclassified to assets held for sale and the related liabilities associated with these assets held for sale have also been reclassified in the unaudited consolidated statements of financial condition at June 30, 2007. Prior period amounts have also been reclassified to conform to the current year presentation.

Critical Accounting Policies and Estimates
     Critical accounting policies are those policies that are important to the understanding of our financial statements and may also involve estimates and judgments about inherently uncertain matters. In preparing our financial statements, management makes estimates and assumptions that affect the amounts reported in the financial statements. These estimates require the exercise of judgment, as future events cannot be determined with certainty. Accordingly, actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in subsequent periods relate to revenue and cost recognition on percent complete projects, reserves and accruals, impairment reserves of assets, valuation of real estate, estimated costs to complete of construction, reserves for litigation and contingencies and deferred tax valuation allowances. The accounting policies that we have identified as critical to the portrayal of our financial condition and results of operations are: (a) inventory of real estate; (b) investments in unconsolidated subsidiaries; (c) homesite contracts and consolidation of variable interest entities; (d) revenue recognition; (e) capitalized interest; (f) income taxes; (g) impairment of long-lived assets; and (h) accounting for stock-based compensation. For a more detailed discussion of these critical accounting policies see “Critical Accounting Policies” appearing in our Annual Report on Form 10-K/A Amendment No. 2 for the year ended December 31, 2006.
Inventory of real estate
     At June 30, 2007, we reviewed the real estate inventory for impairment on a project-by-project basis in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). In accordance with our practices and due to significant price reductions and sales incentives offered in the second quarter of 2007 and continued deterioration in the homebuilding market, we assessed all of our projects, which included homebuilding projects and land held for development and sale, to identify underperforming projects and land investments with carrying amounts that may not be recoverable through future cash flows. We measure the recoverability of assets by comparing the carrying amount of an asset to its estimated future undiscounted cash flows.
     Each project was assessed individually and as a result, the assumptions used to derive future cash flows varied by project. For land held for sale that is being remarketed, contract proposals from third parties or market assessments were used. For homebuilding projects, a variety of assumptions were used. These key assumptions are dependent on project-specific conditions and are inherently uncertain. The factors that may influence the assumptions include:
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
     We modified cash flow assumptions used at year end and at March 31, 2007 based on local market conditions and project-specific factors that changed during the three months ended June 30, 2007. Assumptions were updated to reflect current market trends, current pricing strategies including any sales incentives or discounts, and recent sales, delivery and cancellation trends. After considering these factors, we projected future cash flows for the balance of the project until the project is expected to be sold out. If the resulting carrying amount of the project exceeded the estimated undiscounted cash flows from the project, an impairment charge was recognized to reduce the carrying value of the project to fair value. Fair value is determined by applying a risk based discount rate (currently 15%) to the future estimated cash flows for each project.
     At June 30, 2007, we had 13 projects in the Tennessee Homebuilding segment with inventory available for sale. Our Tennessee projects are generally smaller and of a shorter duration than projects in our other markets. These projects are expected to sell out through 2008. We used certain assumptions in the impairment evaluation for the Tennessee projects at June 30, 2007 regarding projected sales prices, unit sales and margin percentage which resulted in projected negative margins at six projects ranging between (5.3%) and (67.2%). In addition, if there were projected losses in backlog on certain contracts entered into in the second quarter 2007 we fully reserved for the projected loss on those contracts.
     Our homebuilding projects in the Primary Homebuilding segment are generally larger than projects in the Tennessee Homebuilding segment and many are in the early stages of development. Accordingly, the projections for many projects will extend for four to seven years into the future, inherently increasing the uncertainty involved in the projections. Specific assumptions for projected unit sales and margin percentage on delivered units for homebuilding projects excluding Tennessee include:
•	estimated average future sales prices were based on current sales prices with significant discounts and incentives continuing through 2009 followed by average sales price increases ranging from nominal to 4% in 2010 and beyond. Discounting activity is assumed to gradually diminish beginning in the second half of 2009;

•	estimated future construction and land development costs were kept relatively consistent throughout the entire project;

•	estimates of average (unweighted) gross margin percentages ranging between 8% and 11% in the early years and 14% and higher in 2011 and beyond;

•	estimated future sales rates were projected to decline in 2007 and 2008, with more than 50% of projects projected to average less than 80 units per year. Sales rates were projected to improve in 2009, with only 25% of projects selling less than 80 units per year, and then stabilizing beginning in 2010.
     As a result of the above analysis, we recorded impairment charges in the three and six months ended June 30, 2007 for eight projects in the Primary Homebuilding segment and for ten projects in the Tennessee Homebuilding segment. During the three months ended June 30, 2007 and 2006 impairment charges amounted to approximately $63.0 million and $4.7 million, respectively. In the six months ended June 30, 2007 and 2006 impairment charges amounted to approximately $63.3 million and $4.7 million, respectively.
     At June 30, 2007, total homebuilding inventory was $586.9 million, of which $183.6 million, or 31.3%, had recorded impairments. At the time these impairments were taken, inventory on those projects was recorded at estimated fair value which was below cost. The balance of the projects are recorded at cost. At December 31, 2006 total homebuilding inventory was $664.6 million, of which $113.6 million, or 17.1%, had recorded impairments. The balance was recorded at cost.

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2007	2006	Change	2007	2006	Change
(In thousands)	(Unaudited)			(Unaudited)
Revenues
Sales of real estate	$125,364	130,658	(5,294)	266,662	256,201	10,461
Other revenues	2,476	2,556	(80)	4,973	4,507	466

Total revenues	127,840	133,214	(5,374)	271,635	260,708	10,927

Costs and expenses
Cost of sales of real estate	171,594	105,652	65,942	284,502	207,707	76,795
Selling, general and administrative expenses	33,609	31,012	2,597	66,515	57,767	8,748
Other expenses	413	1,923	(1,510)	895	2,549	(1,654)

Total costs and expenses	205,616	138,587	67,029	351,912	268,023	83,889

Earnings from Bluegreen Corporation	1,357	2,152	(795)	3,101	2,103	998
Interest and other income	3,299	2,129	1,170	5,641	3,018	2,623

Loss before income taxes	(73,120)	(1,092)	(72,028)	(71,535)	(2,194)	(69,341)
Benefit for income taxes	15,033	355	14,678	14,424	797	13,627

Net loss	$(58,087)	(737)	(57,350)	(57,111)	(1,397)	(55,714)

For the Three Months Ended June 30, 2007 Compared to the Same 2006 Period:
     Consolidated net loss increased $57.4 million for the three months ended June 30, 2007 as compared to the same period in 2006. The increase in net loss was the result of a $63.0 million impairment charge recorded in the Homebuilding Division in the three months ended June 30, 2007 compared to $4.7 million in the three months ended June 30, 2006. In addition, there were higher selling, general and administrative expenses in all of the Divisions except in our Tennessee Homebuilding segment, and lower sales recognized by our Land Division. Further, Bluegreen Corporation’s earnings decreased during the three months ended June 30, 2007 as compared to the same period in 2006. The increased charges were partially offset by increases in interest and other income associated with the increased forfeited deposits realized by our Homebuilding Division.
     Revenues from sales of real estate decreased 4.1% to $125.4 million for the three months ended June 30, 2007 from $130.7 million for the same period in 2006. In the three months ended June 30, 2007, the Land Division generated revenue of $1.9 million compared to $14.1 million of revenue in the same period in 2006. The decrease was mostly attributable to selling three residential lots (one acre) in the three months ended June 30, 2007 compared to selling 49 acres in the same period in 2006. Additionally, revenues from home sales in our Tennessee Homebuilding segment decreased to $8.8 million during the three months ended June 30, 2007, from $14.3 million for the same period in 2006. During the three months ended June 30, 2007, 44 homes were delivered in the Tennessee Homebuilding segment compared to 66 homes delivered during the same period in 2006. These decreases were partially offset by increased revenues in the Primary Homebuilding Division which was $114.8 million for the three months ended June 30, 2007 compared to $102.3 million for the same period in 2006. During the three months ended June 30, 2007, the Primary Homebuilding Division delivered 335 homes as compared to 326 homes delivered during the same period in 2006.
     Other revenues decreased $80,000 to $2.5 million for the three months ended June 30, 2007, compared to $2.6 million during the same period in 2006. Other revenues in the Primary Homebuilding segment decreased due to lower revenues from our title company despite the higher number of closings because we used an outside title broker for more closings in the 2007 period compared to the 2006 period due to the geographic location of the closings. These decreases were offset in part by the increased revenue in our Land Division associated with rental income received from leasing internally developed commercial properties, increased revenues relating to irrigation services provided to both homebuilders and the residents of Tradition, Florida, and marketing income associated with Tradition, Florida.

     Cost of sales of real estate increased 62.4% to $171.6 million during the three months ended June 30, 2007, as compared to $105.7 million in the same period in 2006. Cost of sales increased despite the decrease in revenues from sales of real estate. The increase was due to impairment charges being recorded in an aggregate amount of $63.0 million in both of our segments of the Homebuilding Division during the three months ended June 30, 2007 compared to the Tennessee Homebuilding segment recording a $4.7 million impairment charge in the same period in 2006. In addition to impairment charges, cost of sales increased due to higher costs of construction based on the product mix that was delivered and increased deliveries in our Primary Homebuilding division. The increase in cost of sales in the Homebuilding Division was partially offset by lower cost of sales in the Land Division due to lower revenue and lower deliveries in the Tennessee Homebuilding segment.
     Consolidated margin percentage declined during the three months ended June 30, 2007 to a negative margin of 36.9% compared to a margin of 19.1% in the three months ended June 30, 2006 primarily related to the impairment charges recorded in the Homebuilding Division. Consolidated gross margin excluding impairment charges was 13.4% compared to a gross margin of 22.8% for the same period in 2006. The decline was associated with significant discounts offered to encourage buyers to close and reduce cancellations and aggressive pricing discounts on spec units.
     Selling, general and administrative expenses increased $2.6 million to $33.6 million during the three months ended June 30, 2007 from $31.0 million during the same period in 2006 as a result of higher employee compensation and benefits, increased advertising, marketing and outside broker commissions, increased depreciation and increased professional fees. The increase in employee compensation and benefits is mainly due to severance related charges in the amount of approximately $900,000 related to reductions in force in our Primary Homebuilding segment in the three months ended June 30, 2007 compared to no severance charges in the three months ended June 30, 2006. Compensation amounts also increased due to an increase in non-cash stock compensation expense of approximately $200,000 due to the issuance of stock options in 2007 and increased sales commissions and higher commission percentages related to increased home deliveries and higher sales commission percentages being paid in the three months ended June 30, 2007 compared to the three months ended June 30, 2006. Advertising, outside broker commissions and other marketing expenses increased in our Primary Homebuilding and Land segments related to efforts to attract buyers in a challenging homebuilding market. Depreciation expense increased approximately $550,000 due to the amortization of software costs in the three months ended June 30, 2007 as well as the increased depreciation associated with Core Communities commercial assets. No software costs were amortized in the three months ended June 30, 2006 as our new information technology system was not implemented until October 2006, and many of the commercial assets were put into use in the end of 2006. Lastly, fees for professional services increased relating to the proposed merger with BFC and increased legal and accounting costs in the three months ended June 30, 2007 associated with amendments to our Form 10-K for the year ended December 31, 2006 and our first quarter Form 10-Q. These professional fees were slightly offset by a reduction in non-capitalizable consulting services which were performed in the three months ended June 30, 2006 related to the systems implementation. These increases were offset by lower selling, general and administrative costs in our Tennessee Homebuilding segment as headcount and overhead spending decreased commensurate with the decrease in units under construction and in backlog. As a percentage of total revenues, selling, general and administrative expenses increased to 26.3% during the three months ended June 30, 2007 from 23.3% during the same period in 2006.
     Interest incurred and capitalized totaled $13.8 million in the three months ended June 30, 2007 compared to $9.5 million for the same period in 2006. Interest incurred was higher due to higher outstanding balances of notes and mortgage notes payable, as well as increases in the average interest rate on our variable-rate debt. At the time of home closings and land sales, the capitalized interest allocated to such inventory is charged to cost of sales. Cost of sales of real estate for the three months ended June 30, 2007 and 2006 included previously capitalized interest of approximately $5.6 million and $3.0 million, respectively.
     Other expenses of $413,000 decreased $1.5 million during the three months ended June 30, 2007 from $1.9 million for the same period in 2006. The decrease was primarily attributable to the write-down of goodwill in the three months ended June 30, 2006 of approximately $1.3 million associated with our Tennessee Homebuilding segment. The remaining balances consist of title and mortgage expense. Title and mortgage expense relates primarily to closing costs and title insurance costs for closings processed internally. These costs were down slightly despite the increase in closings as more closings were handled by an outside title broker in the three months ended June 30, 2007 compared to the three months ended June 30, 2006.
     Bluegreen reported net income for the three months ended June 30, 2007 of $4.1 million, as compared to net income of $6.6 million for the same period in 2006. Our interest in Bluegreen’s earnings, net of purchase accounting adjustments, was $1.4 million for the three months ended June 30, 2007 compared to our interest in Bluegreen’s earnings of $2.2 million for the same period in 2006.
     Interest and other income increased from $2.1 million during the three months ending June 30, 2006 to $3.3 million during the same period in 2007. The increase is the result of an increase in forfeited deposits of $2.4 million resulting from increased cancellations of home sale contracts, offset in part by a decrease in gain on sale of fixed assets which totaled $1.3 million during the three months ended June 30, 2006 compared to $12,000 in the same period in 2007.
     The benefit for income taxes had an effective rate of 20.6% in the three months ended June 30, 2007 compared to 32.5% in the three months ended June 30, 2006. The decrease in the effective tax rate is a result of recording a valuation allowance in the three months ended June 30, 2007 for those deferred tax assets that are not expected to be recovered in the future. Due to the large impairment charges recorded in the three months ended June 30, 2007, the expected timing of the future reversal of those impairment charges, and expected taxable losses in the foreseeable future, we do not believe at this time we will have sufficient taxable income to realize a portion of the deferred tax asset. At June 30, 2007, we had $43.4 million in gross deferred tax assets. After consideration of $25.8 million of deferred tax liabilities and the ability to carryback losses, a valuation allowance of $9.6 million was recorded. The increase in the valuation allowance from 2006 is $9.2 million.
For the Six Months Ended June 30, 2007 Compared to the Same 2006 Period:
     Consolidated net loss increased $55.7 million, to $57.1 million for the six months ended June 30, 2007 as compared to the same period in 2006. The increase in net loss was the result of $63.3 million in impairment charges recorded in the Homebuilding Division during the six months ended June 30, 2007 compared to $4.7 million for the same period in 2006. In addition, there were higher selling, general and administrative expenses in all of the segments except in our Tennessee Homebuilding segment, and lower sales recognized by our Land Division. These decreases were partially offset by Bluegreen Corporation’s increased earnings during the six months ended June 30, 2007 as compared to the same period in 2006 as well as increases in interest and other income associated with the increased forfeited deposits realized by our Homebuilding Division.
     Revenues from sales of real estate increased 4.1% to $266.7 million for the six months ended June 30, 2007 from $256.2 million for the same period in 2006. This increase was primarily attributable to an increase in revenues from home sales associated with our Primary Homebuilding segment. Revenues from home sales in the Primary Homebuilding operations increased to $227.3 million during the six months ended June 30, 2007 compared to $193.1 million for the same period in 2006. During the six months ended June 30, 2007, 650 homes were delivered as compared to 634 homes delivered during the same period in 2006 and the average selling price of deliveries increased to $350,000 for the six months ended June 30, 2007 from $305,000 for the same period in 2006. Revenues for the six months ended June 30, 2007 also reflect sales of flex warehouse properties as Levitt Commercial delivered 17 flex warehouse units at its remaining development project, generating revenues of $6.6 million. Levitt Commercial did not deliver any units during the six months ended June 30, 2006. Offsetting these increases were decreases in revenues associated with our Tennessee Homebuilding segment as well as the Land Division. In the six months ended June 30, 2007, the Land Division generated revenue of $2.7 million compared to $21.4 million during the same period in 2006. Revenues from home sales associated with our Tennessee Homebuilding segment decreased to $30.5 million during the six months ended June 30, 2007 compared to $41.7 million for the same period in 2006. The Tennessee Homebuilding segment delivered 91 homes during the six months ended June 30, 2007 compared to 197 homes delivered during the same period in 2006.
     Other revenues increased $466,000 to $5.0 million for the six months ended June 30, 2007, compared to $4.5 million during the same period in 2006. This was due to increased revenue in our Land Division associated with rental income received from leasing internally developed commercial properties, increased revenues relating to irrigation services provided to both homebuilders and the residents of Tradition, Florida, and marketing income associated with Tradition, Florida. These increases were offset in part by decreases in other revenues in the Primary Homebuilding segment due to lower revenues from our title company despite the higher number of closings because we used an outside title broker for more closings in the 2007 period compared to the 2006 period due to the geographic location of the closings.
     Cost of sales of real estate increased 37.0% to $284.5 million during the six months ended June 30, 2007, compared to $207.7 million in the same period in 2006. The increase in cost of sales was due to increased sales of real estate recorded by the Primary Homebuilding segment and the increase in impairment charges of $58.6 million. These increases were offset by lower cost of sales due to fewer land sales recorded by the Land Division and lower deliveries in the Tennessee Homebuilding segment.
     Consolidated margin percentage declined during the six months ended June 30, 2007 to a negative margin of 6.7% compared to a margin of 18.9% in the six months ended June 30, 2006 primarily as a result of the 2007 second quarter impairment charges recorded in the Homebuilding Division. Consolidated gross margin excluding impairment charges was 17.0% compared to a gross margin of 20.8% for the same period in 2006. The decline was associated with significant discounts offered to encourage buyers to close and reduce cancellations and aggressive pricing discounts on spec units.
     Selling, general and administrative expenses increased $8.7 million to $66.5 million during the six months ended June 30, 2007 compared to $57.8 million during the same period in 2006 primarily as a result of higher employee compensation and benefits, increased advertising, marketing and outside broker commissions, increased depreciation and increased professional services expenditures. The increase in employee compensation and benefits is mainly due to severance related charges in the amount of approximately $1.4 million related to reductions in force in our Primary Homebuilding segment in the six months ended June 30, 2007 compared to no severance charges in the six months ended June 30, 2006. Compensation amounts also increased due to the increase in non-cash stock compensation expense of approximately $350,000 due to the issuance of 2007 stock options and increased sales commissions related to increased home deliveries and higher sales commission percentages being paid in the six months ended June 30, 2007 compared to the six months ended June 30, 2006. Advertising, outside broker commissions and other marketing expenses increased in our Primary Homebuilding and Land segments related to efforts to attract buyers in a challenging homebuilding market. Depreciation expense increased $1.2 million due to the amortization of software costs in the six months ended June 30, 2007 as well as the increased depreciation associated with Core Communities commercial assets. No software costs were amortized in the six months ended June 30, 2006 as our new information technology system was not implemented until October 2006, and many of the commercial assets were put into use in the end of 2006. Lastly, fees for professional services increased relating to the proposed merger with BFC Corporation and increased legal and accounting costs in the six months ended June 30, 2007 associated with amendments to our Form 10-K for the year ended December 31, 2006 and our first quarter Form 10-Q. These professional fees were slightly offset by a reduction in non-capitalizable consulting services which were performed in the six months ended June 30, 2006 related to the systems implementation. These increases were offset by lower selling, general and administrative costs in our Tennessee Homebuilding segment as headcount and overhead spending decreased commensurate with the decrease in units under construction and in backlog. As a percentage of total revenues, selling, general and administrative expenses increased to 24.5% during the six months ended June 30, 2007 from 22.2% during the same 2006 period.
     Interest incurred and capitalized totaled $26.8 million for the six months ended June 30, 2007 compared to $17.6 million for the same period in 2006. Interest incurred was higher due to higher outstanding balances of notes and mortgage notes payable, as well as an increase in the average interest rate on our variable-rate debt. At the time of home closings and land sales, the capitalized interest allocated to such inventory is charged to cost of sales. Cost of sales of real estate for the six months ended June 30, 2007 and 2006 included previously capitalized interest of approximately $10.0 million and $5.7 million, respectively.
     Other expenses of $895,000 decreased $1.7 million during the six months ended June 30, 2007 from $2.5 million for the same period in 2006. The decrease was primarily attributable to the write-down of goodwill in the six months ended June 30, 2006 of approximately $1.3 million associated with our Tennessee Homebuilding segment. The remaining balances consist of title and mortgage expense. Title and mortgage expense mostly relates to closing costs and title insurance costs for closings processed internally. These costs were down slightly despite the increase in closings due to more closings handled by an outside title broker in the six months ended June 30, 2007 as opposed to June 30, 2006.
     Bluegreen reported net income for the six months ended June 30, 2007 of $9.4 million, as compared to net income of $6.1 million for the same period in 2006. In the first quarter of 2006, Bluegreen adopted AICPA Statement of Position 04-02 Accounting for Real Estate Time-Sharing Transactions (“SOP 04-02”)and recorded a one-time, non-cash, cumulative effect of change in accounting principle charge of $4.5 million, which comprised a significant portion of the decline in earnings. Our interest in Bluegreen’s earnings, net of purchase accounting adjustments, was $3.1 million for the 2007 period compared to $2.1 million for the same period in 2006.
     Interest and other income increased from $3.0 million during the six months ending June 30, 2006 to $5.6 million during the same period in 2007. This change was primarily related to an increase in forfeited deposits of $3.8 million resulting from increased cancellations of home sale contracts, offset in part by a decrease in gain on sale of fixed assets which totaled $1.3 million during the three months ending June 30, 2006 compared to $12,000 in the same period in 2007.
     The benefit for income taxes had an effective rate of 20.2% in the six months ended June 30, 2007 compared to 36.3% in the six months ended June 30, 2006. The decrease in the effective tax rate is a result of recording a valuation allowance for those deferred tax assets that are not expected to be recovered in the future. Due to the large impairment charges recorded in the six months ended June 30, 2007, the expected timing of the future reversal of those impairment charges, and expected taxable losses in the foreseeable future, we do not believe at this time we will have sufficient taxable income to realize a portion of the deferred tax asset. At June 30, 2007, we had $43.4 million in gross deferred tax assets. After consideration of $25.8 million of deferred tax liabilities and the ability to carryback losses, a valuation allowance of $9.6 million was recorded. The increase in the valuation allowance from 2006 is $9.2 million.

PRIMARY HOMEBUILDING RESULTS OF OPERATIONS

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2007	2006	Change	2007	2006	Change
(In thousands, except unit information)	(Unaudited)			(Unaudited)
Revenues
Sales of real estate	$114,805	102,287	12,518	227,317	193,132	34,185
Other revenues	877	1,018	(141)	1,599	2,026	(427)

Total revenues	115,682	103,305	12,377	228,916	195,158	33,758

Costs and expenses
Cost of sales of real estate	162,323	80,076	82,247	249,275	152,368	96,907
Selling, general and administrative expenses	20,675	17,217	3,458	39,096	31,206	7,890
Other expenses	413	616	(203)	895	1,242	(347)

Total costs and expenses	183,411	97,909	85,502	289,266	184,816	104,450

Interest and other income	2,560	226	2,334	4,201	367	3,834

(Loss) income before income taxes	(65,169)	5,622	(70,791)	(56,149)	10,709	(66,858)
Benefit (provision) for income taxes	13,353	(2,253)	15,606	9,814	(4,131)	13,945

Net (loss) income	$(51,816)	3,369	(55,185)	(46,335)	6,578	(52,913)

Homes delivered (units)	335	326	9	650	634	16
Construction starts (units)	175	447	(272)	377	786	(409)
Average selling price of homes delivered	$343	314	29	350	305	45
Margin percentage	(41.4%)	21.7%	(63.1%)	(9.7%)	21.1%	(30.8%)
Gross orders (units)	399	302	97	594	754	(160)
Gross orders (value)	$106,134	94,570	11,564	172,650	243,527	(70,877)
Cancellations (units)	156	52	104	250	85	165
Net orders (units)	243	250	(7)	344	669	(325)
Backlog of homes (units)	820	1,634	(814)	820	1,634	(814)
Backlog of homes (value)	$270,907	571,109	(300,202)	270,907	571,109	(300,202)
For the Three Months Ended June 30, 2007 Compared to the Same 2006 Period:
     The value of gross orders increased to $106.1 million for the three months ended June 30, 2007, from $94.6 million for the same period in 2006 due to the increase in gross orders. During the three months ended June 30, 2007, gross orders were 399 units offset by cancellations of 156 ( a cancellation rate of 39%). During the three months ended June 30, 2006, gross orders were 302 units offset by cancellations of 52 ( a cancellation rate of 17%). Average sales prices of gross orders decreased to $266,000 for the three months ended June 30, 2007, from $313,000 in the same period in 2006. The decrease in the average sales prices of gross orders was the result of continued slow market conditions as traffic trended downward and conversion rates slowed causing us to reduce prices in certain markets in order to remain competitive, and a higher mix of town home units. Tightened credit requirements have also made it increasingly difficult for our buyers to obtain financing. In addition, increased discounts on new orders, aggressive pricing on spec sales and an auction in one of our communities resulted in a decline in the average sales price of gross orders. Construction starts decreased as compared to 2006 due to lower sales. The average sales price of the homes in backlog at June 30, 2007 decreased 5.7% to $330,000, from $350,000 at June 30, 2006.

     Revenues from home sales increased 12.2% to $114.8 million during the three months ended June 30, 2007, compared to $102.3 million for the same period in 2006. During the three months ended June 30, 2007, 335 homes were delivered compared to 326 homes delivered during the three months ended June 30, 2006. In addition to the increase in deliveries, we experienced an increase in revenues due to an increase in the average price of our homes delivered due to deliveries from higher priced projects. The average sales prices of delivered units, while higher than the prior year, was negatively impacted by $13.4 million in discounts offered to buyers during the three months ended June 30, 2007 compared to less than $100,000 in the same period in 2006.
     Other revenues decreased $141,000 to $877,000 for the three months ended June 30, 2007, compared to $1.0 million during the same period in 2006. Other revenues decreased due to lower revenues from our title company despite the higher number of closings because we used an outside title broker for more closings in the three months ended June 30, 2007 compared to the same period in 2006 due to the geographic location of the closings.
     Cost of sales of real estate increased to $162.3 million during the three months ended June 30, 2007, compared to $80.1 million during the same period in 2006. The increase was primarily due to impairment charges in the amount of $62.4 million in the Primary Homebuilding segment. In addition to impairment charges, cost of sales increased due to increased deliveries and the mix of homes delivered in the quarter, as more costly units were delivered.
     Margin percentage (which we define as sales of real estate minus cost of sales of real estate, divided by sales of real estate) declined to a negative 41.4% in three months ended June 30, 2007 from 21.7% in the three months ended June 30, 2006 mainly attributable to the impairment charges recorded in the three months ended June 30, 2007. Gross margin excluding impairments declined from 21.7% in the three months ended June 30, 2006 to 13.0% during the three months ended June 30, 2007. This decline was primarily attributable to significant discounts offered to encourage buyers to close and reduce cancellations and aggressive pricing discounts on spec units.
     Selling, general and administrative expenses increased $3.5 million or 20.1% to $20.7 million during the three months ended June 30, 2007, as compared to $17.2 million in the same period in 2006 primarily as a result of higher employee compensation and benefits expense, higher outside broker commissions, and increased advertising and marketing costs. The increase in employee compensation and benefits expense is primarily related to severance related charges in the amount of approximately $900,000. Other increases in employee compensation and benefits is due to increased sales commissions related to increased deliveries and higher sales commissions percentages being paid in the three months ended June 30, 2007 compared to the same period in 2006. The increase in advertising and outside broker costs is due to increased advertising and the use of outside brokers to direct buyers to our communities. As a percentage of total revenues, selling, general and administrative expense was approximately 17.9% for the three months ended June 30, 2007 compared to 16.7% for the same 2006 period.
     Other expenses decreased to $413,000 during the three months ended June 30, 2007 from $616,000 for the same period in 2006 which mostly relates to title and mortgage expense. Title and mortgage costs are closing costs and title insurance costs for closings processed internally. These costs were down slightly despite the increase in closings as more closings were handled by an outside title broker in the three months ended June 30, 2007 compared to the same period in 2006.
     Interest incurred and capitalized totaled $7.8 million and $5.7 million for the three months ended June 30, 2007 and 2006, respectively. Interest incurred increased as a result of a $57.4 million increase in our borrowings from June 30, 2006, as well as increases in the average interest rate on our variable-rate debt. At the time of home closings and land sales, the capitalized interest allocated to such inventory is charged to cost of sales. Cost of sales of real estate for the three months ended June 30, 2007 and 2006 included previously capitalized interest of approximately $4.6 million and $2.0 million, respectively.
     Interest and other income increased from $226,000 during the three months ending June 30, 2006 to $2.6 million during the same period in 2007. This change was primarily related to an increase in forfeited deposits of $2.4 million resulting from increased cancellations of home sale contracts, offset in part by a decrease in interest income.

For the Six Months Ended June 30, 2007 Compared to the Same 2006 Period:
     The value of gross orders decreased to $172.7 million for the six months ended June 30, 2007, from $243.5 million during the same period in 2006 due to the decrease in gross orders and the decrease in average sales prices. During the six months ended June 30, 2007, gross orders decreased to 594 units offset by cancellations of 250 (a cancellation rate of 42%). During the six months ended June 30, 2006, gross orders were 754 units offset by cancellations of 85 ( a cancellation rate of 11%). Average sales prices of gross orders decreased to $291,000 for the six months ended June 30, 2007, from $323,000 in the same period in 2006. The decrease in the average sales price of gross orders was the result of continued slow market conditions as traffic trended downward and conversion rates slowed causing us to reduce prices in certain markets in order to remain competitive. Tightened credit requirements have also made it increasingly difficult for our buyers to obtain financing. In addition, increased discounts on new orders, aggressive pricing on spec sales and an auction in one of our communities resulted in a decline in the average sales price of gross orders.
     Revenues from home sales increased to $227.3 million during the six months ended June 30, 2007, from $193.1 million during the same period in 2006. During the six months ended June 30, 2007, 650 homes were delivered compared to 634 homes delivered during the same period in 2006. In addition, there was an increase in the average sale prices on homes delivered to $350,000 for the six months ended June 30, 2007, compared with $305,000 during the same period in 2006 due to deliveries from higher priced communities. The average sales prices of delivered units, while higher than the prior year, was negatively impacted by approximately $17.3 million in discounts offered to buyers during the six months ended June 30, 2007 compared to approximately $400,000 in the same period in 2006.
     Other revenues decreased $427,000 to $1.6 million for the six months ended June 30, 2007, compared to $2.0 million during the same period in 2006. Other revenues in the Primary Homebuilding segment decreased due to lower revenues from our title company despite the higher number of closings because we used an outside title broker for more closings in the six months ended June 30, 2007 compared to the same period in 2006 due to the geographic location of the closings.
     Cost of sales increased $96.9 million to $249.3 million during the six months ended June 30, 2007, compared to $152.4 million during the same period in 2006. The increase was primarily due to impairment charges in the amount of $62.5 million in our Primary Homebuilding segment. In addition to impairment charges, cost of sales increased due to increased deliveries and the mix of homes delivered in the period, as more costly units were delivered.
     Margin percentage (which we define as sales of real estate minus cost of sales of real estate, divided by sales of real estate) declined to a negative 9.7% in six months ended June 30, 2007 from 21.1% in the six months ended June 30, 2006 mainly attributable to the impairment charges recorded in the six months ended June 30, 2007. Gross margin excluding impairments declined from 21.1% in the six months ended June 30, 2006 to 17.8% during the six months ended June 30, 2007. This decline was primarily attributable to significant discounts offered to encourage buyers to close and reduce cancellations and aggressive pricing discounts on spec units.
     Selling, general and administrative expenses increased 25.3% to $39.1 million during the six months ended June 30, 2007, compared to $31.2 million in the same period in 2006 primarily as a result of higher employee compensation and benefits expense, higher broker commissions, and increased advertising and marketing costs. The increase in employee compensation and benefits expense is primarily related to severance related charges in the amount of approximately $1.4 million. Other increases in employee compensation and benefits include increased sales commissions related to increased deliveries and higher sales commission percentages being paid in the six months ended June 30, 2007 compared to the same period in 2006. The increase in advertising and outside broker costs is due to increased advertising and the use of outside brokers to direct potential buyers to our communities. As a percentage of total revenues, selling, general and administrative expense was approximately 17.1% for the six months ended June 30, 2007 compared to 16.0% for the same period in 2006.
     Interest incurred and capitalized totaled $15.6 million and $10.4 million for the six months ended June

30, 2007 and 2006, respectively. Interest incurred increased as a result of a $57.4 million increase in our borrowings from June 30, 2006, as well as increases in the average interest rate on our variable-rate debt. At the time of home closings and land sales, the capitalized interest allocated to such inventory is charged to cost of sales. Cost of sales of real estate for the six months ended June 30, 2007 and 2006 included previously capitalized interest of approximately $7.8 million and $3.6 million, respectively.
     Interest and other income increased from $367,000 during the six months ended June 30, 2006 to $4.2 million during the same period in 2007. This change was primarily related to an increase in forfeited deposits of $3.8 million resulting from increased cancellations of home sale contracts, offset in part by a decrease in interest income.
TENNESSEE HOMEBUILDING RESULTS OF OPERATIONS

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2007	2006	Change	2007	2006	Change
(In thousands, except unit information)	(Unaudited)			(Unaudited)
Revenues
Sales of real estate	$8,848	14,287	(5,439)	30,505	41,717	(11,212)

Total revenues	8,848	14,287	(5,439)	30,505	41,717	(11,212)

Costs and expenses
Cost of sales of real estate	8,683	17,285	(8,602)	29,334	41,490	(12,156)
Selling, general and administrative expenses	1,980	3,351	(1,371)	3,864	6,934	(3,070)
Other expenses	—	1,307	(1,307)	—	1,307	(1,307)

Total costs and expenses	10,663	21,943	(11,280)	33,198	49,731	(16,533)

Interest and other income	23	22	1	52	58	(6)

Loss before income taxes	(1,792)	(7,634)	5,842	(2,641)	(7,956)	5,315
Benefit for income taxes	596	2,338	(1,742)	924	2,462	(1,538)

Net loss	$(1,196)	(5,296)	4,100	(1,717)	(5,494)	3,777

Homes delivered (units)	44	66	(22)	91	197	(106)
Construction starts (units)	60	85	(25)	112	136	(24)
Average selling price of homes delivered (a)	$201	216	(15)	214	212	2
Margin percentage (a)	1.9%	(21.0)%	22.9%	6.0%	0.5%	5.5%
Gross orders (units)	79	121	(42)	169	254	(85)
Gross orders (value)	$16,291	25,041	(8,750)	36,634	51,357	(14,723)
Cancellations (units)	31	39	(8)	63	85	(22)
Net orders (units)	48	82	(34)	106	169	(63)
Backlog of homes (units)	137	165	(28)	137	165	(28)
Backlog of homes (value)	$26,925	38,058	(11,133)	26,925	38,058	(11,133)
(a)	Calculation for the six months ended June 30, 2007 excludes $11.1 million land sale, which generated no margin. No comparable land sales occurred in the six months ended June 30, 2006.
For the Three Months Ended June 30, 2007 Compared to the Same 2006 Period:
     The value of gross orders decreased to $16.3 million for the three months ended June 30, 2007, from $25.0 million for the same period in 2006 due to the decrease in gross orders. During the three months ended

June 30, 2007, gross orders decreased to 79 units offset by cancellations of 31 (a cancellation rate of 39%). During the three months ended June 30, 2006, gross orders of 121 were offset by cancellations of 39 (a cancellation rate of 32%). Average sales prices of gross orders remained somewhat consistent at $206,000 for the three months ended June 30, 2007, compared with $207,000 in the same period in 2006. The decrease in gross orders was the result of continuing slow market conditions as traffic trended downward and conversion rates slowed. Tightened credit requirements have also made it increasingly difficult for our buyers to obtain financing.
     Revenues from sales of real estate decreased to $8.8 million during the three months ended June 30, 2007, compared to $14.3 million during the same 2006 period. During the three months ended June 30, 2007, 44 homes were delivered at an average sales price of $201,000 as compared to 66 homes delivered at an average price of $216,000 during the three months ended June 30, 2006. The decrease in the average price of our homes delivered was due to the mix of homes delivered in the quarter. These decreases reflect the downturn in the homebuilding market.
     Cost of sales decreased 49.8% to $8.7 million during the three months ended June 30, 2007, as compared to $17.3 million during the same period in 2006 due to the decrease in home deliveries. In addition, impairment charges decreased $4.1 million from $4.7 million in the three months ended June 30, 2006 to $586,000 in the three months ended June 30, 2007.
     Margin percentage (which we define as sales of real estate minus cost of sales of real estate, divided by sales of real estate) increased to 1.9% in the three months ended June 30, 2007 from a negative margin of 21.0% in the three months ended June 30, 2006. This increase in gross margin was primarily attributable to lower impairment charges, which decreased by $4.1 million in the three months ended June 30, 2007 compared to the same period in 2006. Gross margin excluding impairments declined from 12.2% during the three months ended June 30, 2006 to 8.5% during the three months ended June 30, 2007 due to the mix of homes delivered and higher indirect costs on the homes delivered during the three months ended June 30, 2007.
     Selling, general and administrative expenses decreased $1.4 million to $2.0 million during the three months ended June 30, 2007 compared to $3.4 million during the same period in 2006 primarily as a result of lower employee compensation and benefits, decreased broker commission costs and decreased advertising and marketing costs. The decrease in employee compensation and benefits is mainly due to the decrease in headcount as the number of employees declined to 31 at June 30, 2007 from 67 at June 30, 2006. Headcount decreased in response to the decrease in units under construction and in backlog. The decreases associated with marketing and advertising are attributable to a decreased focus on advertising in the Tennessee market as well as lower outside broker commissions due to lower revenues generated in the three months ended June 30, 2007 compared to the same period in 2006.
     Other expenses decreased $1.3 million during the three months ended June 30, 2007 due to the write-off of goodwill in the three months ended June 30, 2006 associated with our Tennessee Homebuilding segment.
     Interest incurred and capitalized totaled approximately $400,000 and $800,000 for the three months ended June 30, 2007 and 2006, respectively. At the time of home closings and land sales, the capitalized interest allocated to such inventory is charged to cost of sales. Cost of sales of real estate for the three months ended June 30, 2007 and 2006 included previously capitalized interest of approximately $300,000 and $400,000, respectively.
For the Six Months Ended June 30, 2007 Compared to the Same 2006 Period:
     The value of gross orders decreased to $36.6 million for the six months ended June 30, 2007, from $51.4 million for the same period in 2006 due to the decrease in gross orders. During the six months ended June 30, 2007, gross orders decreased to 169 units offset by cancellations of 63 (a cancellation rate of 37%). During the six months ended June 30, 2006, gross orders of 254 were offset by cancellations of 85 (a cancellation rate of 33%). The decrease in gross orders was the result of continuing slow market conditions as traffic trended downward and conversion rates slowed. Tightened credit requirements have also made it increasingly difficult for our buyers to obtain financing. Average sales prices of gross orders increased to $217,000 for the six months ended June 30, 2007, from $202,000 in the same period in 2006. This was strictly due to the product mix of orders that were sold in the six months ended June 30, 2007 which were at higher priced communities compared to the same period in 2006.
     Revenues from sales of real estate decreased to $30.5 million during the six months ended June 30, 2007, from $41.7 million during the same period in 2006. Included in the 2007 revenue was $11.1 million from a sale of land that management decided to not develop further. During the six months ended June 30, 2007, 91 homes were delivered at an average sales price of $214,000 as compared to 197 homes delivered at an average price of $212,000 during the six months ended June 30, 2006. While the average sales prices of homes delivered in 2007 remained consistent with 2006, home sales revenue decreased significantly due to fewer homes delivered.
     Cost of sales decreased 29.3% to $29.3 million during the six months ended June 30, 2007, as compared to $41.5 million during the same period in 2006 due to a decrease in home deliveries. Included in cost of sales in the six months ended June 30, 2007 was $11.1 million associated with the aforementioned land sale. In addition, impairment charges decreased $3.9 million from $4.7 million in the six months ended June 30, 2006 to $776,000 in the six months ended June 30, 2007.
     Margin percentage on homes delivered increased to 6.0% in the six months ended June 30, 2007 from 0.5% in the six months ended June 30, 2006. The increase in gross margin was primarily attributable to lower impairment charges, which decreased by $3.9 million in the six months ended June 30, 2007 compared to the same period in 2006. Gross margin excluding impairment charges declined from 11.9% during the six months ended June 30, 2006 to 10.0% during the three months ended June 30, 2007 due to the mix of homes delivered and higher indirect costs on the homes delivered during the six months ended June 30, 2007. In addition, there was a land sale for $11.1 million in the six months ended June 30, 2007 in which no margin was generated as this sale was fully reserved as of December 31, 2006.
     Selling, general and administrative expenses decreased $3.1 million to $3.9 million during the six months ended June 30, 2007 compared to $6.9 million during the same period in 2006 primarily as a result of lower employee compensation and benefits and decreased advertising and marketing costs. The decrease in employee compensation and benefits is mainly due to the decrease in headcount as the number of employees declined to 31 at June 30, 2007 from 67 at June 30, 2006. Headcount decreased in response to the decrease in units under construction and in backlog. The decreases associated with marketing and advertising are attributable to a decreased focus on advertising in the Tennessee market as well as lower outside broker commissions due to lower revenues generated in the six months ended June 30, 2007 compared to the same period in 2006.
     Other expenses decreased $1.3 million during the six months ended June 30, 2007 due to the write-off of goodwill in the six months ended June 30, 2006 associated with our Tennessee Homebuilding segment.
     Interest incurred and capitalized totaled approximately $1.0 million and $1.4 million for the six months ended June 30, 2007 and 2006, respectively. At the time of home closings and land sales, the capitalized interest allocated to such inventory is charged to cost of sales. Cost of sales of real estate for the six months ended June 30, 2007 and 2006 included previously capitalized interest of approximately $700,000 and $900,000, respectively.

LAND DIVISION RESULTS OF OPERATIONS

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2007	2006	Change	2007	2006	Change
(In thousands, except acres information)	(Unaudited)			(Unaudited)
Revenues
Sales of real estate	$1,917	14,086	(12,169)	2,694	21,358	(18,664)
Other revenues	1,640	1,101	539	3,142	1,721	1,421

Total revenues	3,557	15,187	(11,630)	5,836	23,079	(17,243)

Costs and expenses
Cost of sales of real estate	483	7,718	(7,235)	555	12,737	(12,182)
Selling, general and administrative expenses	4,088	3,580	508	8,453	6,366	2,087
Interest expense	807	—	807	1,022	—	1,022

Total costs and expenses	5,378	11,298	(5,920)	10,030	19,103	(9,073)

Interest and other income	1,119	1,556	(437)	2,067	1,924	143

(Loss) income before income taxes	(702)	5,445	(6,147)	(2,127)	5,900	(8,027)
Benefit (provision) for income taxes	328	(2,068)	2,396	896	(2,205)	3,101

Net (loss) income	$(374)	3,377	(3,751)	(1,231)	3,695	(4,926)

Acres sold	1	48.5	(47.5)	1	105	(104)
Margin percentage	74.8%	45.2%	29.6%	79.4%	40.4%	39.0%
Unsold saleable acres (a)	6,870	7,138	(268)	6,870	7,138	(268)
Acres subject to sales contracts — third parties	98	84	14	98	84	14
Aggregate sales price of acres subject to sales contracts to third parties	$29,013	15,387	13,626	29,013	15,387	13,626

(a)	Includes approximately 51 acres related to assets held for sale as of June 30, 2007.
For the Three Months Ended June 30, 2007 Compared to the Same 2006 Period:
     Revenues from sales of real estate decreased 86.4% to $1.9 million during the three months ended June 30, 2007, compared to $14.1 million during the same period in 2006. Revenues for the three months ended June 30, 2007 were comprised of “look back” provisions of $788,000 compared to $67,000 in the three months ended June 30, 2006. “Look back” revenue relates to incremental revenue received from homebuilders based on the final resale price to the homebuilder’s customer. Certain of the Land Division’s contracts contain these provisions. We also recognized deferred revenue on previously sold lots totaling approximately $701,000, of which $206,000 was related to the sales to the Primary Homebuilding segment and is eliminated in consolidation. In addition, in the three months ended June 30, 2007 we sold three residential lots encompassing one acre in Tradition, South Carolina in which we recognized revenue of $428,000. In the three months ended June 30, 2006, 49 acres were sold in Tradition, Florida. In 2007, demand for residential land in Tradition, Florida has slowed dramatically, and management is focusing on sales and development of commercial property, as well as the continued development of Tradition, South Carolina.
     Other revenues increased $539,000 to $1.6 million for the three months ended June 30, 2007, compared to $1.1 million during the same period in 2006. This was due to increased rental income associated with leasing internally developed commercial properties, increased revenues relating to irrigation services provided to both homebuilders and the residents of Tradition, Florida, and marketing income associated with Tradition, Florida.
     Cost of sales of real estate decreased $7.2 million to $483,000 during the three months ended June 30, 2007, as compared to $7.7 million for the same period in 2006 due to the decrease in revenues from sales of real estate.
     Margin percentage increased to 74.8% in the three months ended June 30, 2007 from 45.2% in the three months ended June 30, 2006. The increase in margin is primarily due to 100% margin being recorded on “lookback” revenue because the costs were fully expensed at the time of closing. The increased margin on lookback revenue was slightly offset by a lower margin on the land sale in South Carolina in the three months ended June 30, 2007 of 31.0% compared to a margin of 45.2% on the land sold in Tradition, Florida in the three months ended June 30, 2006.
     Selling, general and administrative expenses increased 14.2% to $4.1 million during the three months ended June 30, 2007 compared to $3.6 million in the same period in 2006. The increase is the result of higher employee compensation and benefits and other general and administrative costs. The number of employees increased to 70 at June 30, 2007, from 53 at June 30, 2006, as additional personnel were added to support commercial leasing activities, irrigation services and development activity in Tradition, South Carolina. General and administrative costs increased related to increased expenses associated with our commercial leasing activities, increased legal expenditures, increased insurance costs and increased marketing and advertising expenditures designed to attract buyers in Florida and establish a market presence in South Carolina.
     Interest incurred for the three months ended June 30, 2007 and 2006 was $3.5 million and $1.5 million, respectively. Interest capitalized totaled $2.7 million for the three months ended June 30, 2007 as compared to $1.5 million during the same period in 2006. The difference in the interest incurred and capitalized which is included in interest expense in the three months ended June 30, 2007 of approximately $800,000 was attributable to funds borrowed by Core Communities but then loaned to the Parent Company. The capitalization of this interest occurred at the Parent Company level and all intercompany interest expense and income was eliminated on a consolidated basis. Interest incurred was higher due to higher outstanding balances of notes and mortgage notes payable and due to an increase in the average interest rate on variable-rate debt. Most of Core Communities’ variable-rate debt is indexed to various LIBOR rates, which increased from June 30, 2006 to June 30, 2007. Cost of sales of real estate for the three months ended June 30, 2007 included approximately $1,000 in previously capitalized interest, as compared to $75,000 for the three months ended June 30, 2006.
     Interest and other income decreased from $1.6 million during the three months ending June 30, 2006 to $1.1 million during the same period in 2007. The decrease relates to a gain on sale of fixed assets which totaled $1.3 million in the three months ended June 30, 2006 compared to $12,000 in the same period in 2007. This decrease was slightly offset by an increase in inter-segment interest income associated with the aforementioned intercompany loan with the Parent Company which is eliminated in consolidation.
For the Six Months Ended June 30, 2007 Compared to the Same 2006 Period:
     Revenues from sales of real estate decreased 87.4% to $2.7 million during the six months ended June 30, 2007, compared to $21.4 million during the same period in 2006. Revenues for the six months ended June 30, 2007 were comprised of “look back” provisions of $1.2 million compared to $96,000 in the six months ended June 30, 2006. We also recognized deferred revenue on previously sold lots totaling approximately $1.1 million, of which $428,000 related to the sales to the Primary Homebuilding segment and is eliminated in consolidation. In addition, in the six months ended June 30, 2007 we sold three residential lots encompassing one acre in Tradition, South Carolina in which we recognized revenue of $428,000. In the six months ended June 30, 2006, 105 acres were sold in Tradition, Florida at a margin percentage of 40.4%. In 2007, demand for residential land in Tradition, Florida has slowed dramatically, and management is focusing on sales and development of commercial property, as well as the continued development of Tradition, South Carolina.
     Other revenues increased $1.4 million to $3.1 million for the six months ended June 30, 2007, compared to $1.7 million during the same period in 2006. This was due to increased rental income associated with leasing of internally developed commercial properties, increased revenues relating to irrigation services provided to both homebuilders and the residents of Tradition, Florida, and marketing income associated with Tradition, Florida.
     Cost of sales decreased $12.2 million to $555,000 during the six months ended June 30, 2007, as compared to $12.7 million for the same period in 2006 due to the decrease in revenues from real estate.
     Margin percentage increased to 79.4% in the six months ended June 30, 2007 from 40.4% in the six months ended June 30, 2006. The increase in margin is primarily due to 100% margin being recorded on “lookback” revenue because the costs were fully expensed at the time of closing. The increased margin on lookback revenue was slightly offset by a lower margin on the land sale in South Carolina in the six months ended June 30, 2007 of 31.0% compared to a margin of 40.4% on the land sold in Tradition, Florida in the six months ended June 30, 2006.
     Selling, general and administrative expenses increased 32.3% to $8.5 million during the six months ended June 30, 2007 compared to $6.4 million in the same period in 2006. The increase is the result of higher employee compensation and benefits and other general and administrative costs. The number of employees increased to 70 at June 30, 2007, from 53 at June 30, 2006, as additional personnel were added to support commercial leasing activities, irrigation services and development activity in Tradition, South Carolina. General and administrative costs increased related to increased expenses associated with our commercial leasing activities, increased legal expenditures, increased insurance costs and increased marketing and advertising expenditures designed to attract buyers in Florida and establish a market presence in South Carolina.
     Interest incurred for the six months ended June 30, 2007 and 2006 was $6.3 million and $2.8 million, respectively. Interest capitalized totaled $5.3 million for the six months ended June 30, 2007 compared to $2.8 million during the same period in 2006. The difference in the interest incurred and capitalized which is included in interest expense in the six months ended June 30, 2007 of approximately $1.0 million was attributable to funds borrowed by Core Communities but then loaned to the Parent Company. As noted above, interest incurred was higher due to higher outstanding balances of notes and mortgage notes payable and due to an increase in the average interest rate on variable-rate debt. Cost of sales of real estate for the six months ended June 30, 2007 included approximately $1,000 in previously capitalized interest, as compared to $98,000 for the six months ended June 30, 2006.
     Interest and other income increased from $1.9 million during the six months ending June 30, 2006 to $2.1 million during the same period in 2007. The increase relates to an increase in inter-segment interest income associated with the aforementioned intercompany loan with the Parent Company which is eliminated in consolidation offset by a decrease in gain on sale of fixed assets which totaled $1.3 million in the three months ended June 30, 2006 compared to $12,000 in the same period in 2007.

OTHER OPERATIONS RESULTS OF OPERATIONS

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2007	2006	Change	2007	2006	Change
(In thousands)	(Unaudited)			(Unaudited)
Revenues
Sales of real estate	$—	—	—	6,574	—	6,574
Other revenues	142	459	(317)	435	796	(361)

Total revenues	142	459	(317)	7,009	796	6,213

Costs and expenses
Cost of sales of real estate	1,018	656	362	6,519	1,298	5,221
Selling, general and administrative expenses	6,928	6,863	65	15,164	13,260	1,904

Total costs and expenses	7,946	7,519	427	21,683	14,558	7,125

Earnings from Bluegreen Corporation	1,357	2,152	(795)	3,101	2,103	998
Interest and other income	403	323	80	648	668	(20)

Loss before income taxes	(6,044)	(4,585)	(1,459)	(10,925)	(10,991)	66
Benefit for income taxes	1,042	2,371	(1,329)	2,906	4,735	(1,829)

Net loss	$(5,002)	(2,214)	(2,788)	(8,019)	(6,256)	(1,763)

     Other Operations include all other Company operations, including Levitt Commercial, Parent Company general and administrative expenses, earnings (loss) from our investment in Bluegreen and earnings (losses) from investments in various real estate projects and trusts. We currently own approximately 9.5 million shares of the common stock of Bluegreen, which represented approximately 31% of Bluegreen’s outstanding shares as of June 30, 2007. Under equity method accounting, we recognize our pro-rata share of Bluegreen’s net income (net of purchase accounting adjustments) as pre-tax earnings. Bluegreen has not paid dividends to its shareholders; therefore, our earnings represent only our claim to the future distributions of Bluegreen’s earnings. Accordingly, we record a deferred tax liability on our portion of Bluegreen’s net earnings. Our earnings in Bluegreen increase or decrease concurrently based on Bluegreen’s results. Furthermore, a significant reduction in Bluegreen’s financial position could result in an impairment charge against our future results of operations.
For the Three Months Ended June 30, 2007 Compared to the Same 2006 Period:
     Other revenues decreased $317,000 to $142,000 in the three months ended June 30, 2007 from $459,000 in the same period in 2006 due to the reduction in lease revenue received from the Parent Company’s sub-tenant. The sub-tenant leased space in our headquarters building and returned a portion of this space to us in the fourth quarter of 2006, which we are now occupying.
     Cost of sales of real estate includes the expensing of interest previously capitalized in this business segment. Cost of sales increased to $1.0 million during the three months ended June 30, 2007, as compared to $656,000 during the three months ended June 30, 2006. The increase is attributable to the increased interest costs incurred to fund operations as a result of the increased borrowings and our subsidiaries expensed more capitalized interest during the period. The expensing of consolidated interest is based on the rate which the subsidiaries expense these costs.
     Bluegreen reported net income for the three months ended June 30, 2007 of $4.1 million, as compared to net income of $6.6 million for the same period in 2006. Our interest in Bluegreen’s income was $1.4 million for the three months ended June 30, 2007 compared to our interest in Bluegreen’s income of $2.2 million for the same period in 2006.

     Selling, general and administrative expenses remained consistent at $6.9 million during the three months ended June 30, 2007 and 2006. Headcount remained relatively consistent as total employees increased from 61 at June 30, 2006 to 65 at June 30, 2007. Employee compensation and benefits increased due to an increase of approximately $200,000 in non-cash stock compensation expense due to the issuance of stock options since June 2006 and a slight increase in headcount. There was also an increase in depreciation due to the amortization of software costs in the three months ended June 30, 2007 while no software costs were depreciated in the three months ended June 30, 2006 as the information technology system was not implemented until October 2006. In addition, we incurred an increase in professional services relating to the proposed merger with BFC Corporation and increased legal and accounting costs associated with amendments to our Form 10-K for the year ended December 31, 2006 and our first quarter Form 10-Q. These increases were offset by a decrease in office expense due to consolidating office space during the second half of 2006 and a decrease in professional services expenses related to no longer having non-capitalizable consulting services associated with the system implementation that took place in October 2006.
     Interest incurred and capitalized was approximately $2.8 million and $1.5 million for the three months ended June 30, 2007 and 2006, respectively. The increase in interest incurred was attributable to an increase in our junior subordinated debentures and an increase in the average interest rate on our borrowings. Those amounts include adjustments to reconcile the amount of interest eligible for capitalization on a consolidated basis with the amounts capitalized in our other business segments.
     Interest and other income was approximately $400,000 for the three months ended June 30, 2007 compared to $323,000 in the same period in 2006 primarily related to the loss on joint ventures of $77,000 in the three months ended June 30, 2006.
For the Six Months Ended June 30, 2007 Compared to the Same 2006 Period:
     Revenue for sales of real estate was $6.6 million in the six months ended June 30, 2007 compared to no revenue in the six months ended June 30, 2006. Levitt Commercial delivered 17 flex warehouse units in 2007 while no units were delivered during the same period in 2006. Levitt Commercial completed the sale of all flex warehouse units in inventory in 2007 and we have no current plans for future sales from Levitt Commercial.
     Other revenues decreased to $435,000 in the six months ended June 30, 2007 from $796,000 in the same period in 2006 due to the reduction in leasing revenue received from the Parent Company’s sub-tenant. The subtenant leased space in our headquarters building and returned a portion of this space to us in the fourth quarter of 2006, which we now occupy.
     Cost of sales of real estate includes both the cost of sales of flex warehouse units delivered in the period as well as the expensing of interest previously capitalized in this business segment. Cost of sales increased to $6.5 million during the six months ended June 30, 2007, as compared to $1.3 million during the six months ended June 30, 2006 due to the delivery of the 17 flex warehouse units in the six months ended June 30, 2007 as compared to no units being delivered in the same period in 2006. In addition, the increase is attributable to the increased interest costs incurred to fund operations as a result of increased borrowings.
     Bluegreen reported net income for the six months ended June 30, 2007 of $9.4 million, as compared to net income of $6.1 million for the same period in 2006. In the first quarter of 2006, Bluegreen adopted AICPA Statement of Position 04-02 Accounting for Real Estate Time-Sharing Transactions (“SOP 04-02”)and recorded a one-time, non-cash, cumulative effect of change in accounting principle charge of $4.5 million, which comprised of a significant portion of the decline in earnings. Our interest in Bluegreen’s income was $3.1 million for the six months ended June 30, 2007 compared to our interest in Bluegreen’s income of $2.1 million for the same period in 2006.
     Selling, general and administrative expenses increased $1.9 million to $15.2 million during the six months ended June 30, 2007 compared to $13.3 million during the same period in 2006. The increase was attributable to increased compensation and benefits expense, increased selling costs associated with the Levitt Commercial sales noted above, increased depreciation attributable to the implementation of new software in October 2006 and increased professional services attributable to merger related and other corporate services.

     The increase in compensation and benefits expense is due to an increase of approximately $350,000 in non-cash stock compensation expense due to the issuance of stock options since June 2006 and a slight increase in headcount.
     Interest incurred and capitalized in Other Operations was approximately $5.1 million and $3.0 million for the six months ended June 30, 2007 and 2006, respectively. The increase in interest incurred was attributable to an increase in our junior subordinated debentures and an increase in the average interest rate on our borrowings. Those amounts include adjustments to reconcile the amount of interest eligible for capitalization on a consolidated basis with the amounts capitalized in our other business segments.
     Interest and other income remained consistent during the six months ended June 30, 2007 compared to the same period in 2006.

FINANCIAL CONDITION
June 30, 2007 compared to December 31, 2006
     Our total assets at June 30, 2007 and December 31, 2006 were $1.1 billion. Although total assets did not change there were increases and decreases that offset each other. The significant changes in the composition of assets primarily resulted from:
•	a net increase in cash and cash equivalents of $13.2 million, which resulted from cash provided by financing activities, offset in part by cash used in operations and investing activities;

•	a net decrease in inventory of real estate of approximately $45.8 million which primarily reflected non-cash inventory related impairment charges of $63.3 million recorded by our Homebuilding Division;

•	an increase of $4.0 million in property and equipment associated with increased investment in commercial properties under construction at Core Communities, and support for infrastructure in our master planned communities; and

•	an increase of $23.4 million in assets held for sale related to the development of two commercial projects currently held for sale.
     Total liabilities at June 30, 2007 and December 31, 2006 were $809.2 million and $747.4 million, respectively.
     The significant changes in the composition of total liabilities primarily resulted from:
•	a net increase in notes and mortgage notes payable of $65.4 million, primarily related to project debt associated with development activities;

•	a decrease of $16.3 million in customer deposits reflecting fewer orders for new homes;

•	a net decrease in other accrued liabilities of approximately $4.2 million attributable to decreased incentive compensation accruals, decreased construction related accruals, and decreased professional services accruals related to the consultants retained in 2006 for our technology upgrade; and

•	an increase of $20.8 million in liabilities related to assets held for sale.
LIQUIDITY AND CAPITAL RESOURCES
     We assess our liquidity in terms of our ability to generate cash to fund our operating and investment activities. During the six months ended June 30, 2007, our primary sources of funds were proceeds from the sale of real estate inventory and borrowings from financial institutions. These funds were utilized primarily to develop and construct real estate, to service and repay borrowings and to pay operating expenses. As of June 30, 2007 and December 31, 2006, we had cash and cash equivalents of $61.6 million and $48.4 million, respectively. Our cash increased $13.2 million during the six months ended June 30, 2007 primarily as a result of liquidity generated by borrowings by our Land Division and Primary Homebuilding segment during the period. We primarily utilized borrowings to finance the growth in inventory in Tradition, South Carolina and to fund our operations. Total debt increased to $654.1 million at June 30, 2007 compared to $588.7 million at December 31, 2006.
     Due to deteriorating market conditions in the homebuilding industry, and in Florida in particular, we have offered and expect to continue to offer sales incentives and reduced sales prices in an effort to increase sales, which will lead to reduced margins in the future when those homes are delivered. In addition, we continue to experience weaker sales volumes and high cancellation rates. These conditions have a negative impact on our liquidity. As a result, there is no assurance that operating cash flows will adequately support operations, and accordingly, we anticipate seeking additional capital. Sources for additional capital include proceeds from the disposition of certain properties or investments, joint venture partners, as well as issuances of debt or equity.

     In addition, our intention to merge with BFC is predicated in part on the additional need for capital and the recognition that BFC may be in a position to provide access to additional financial resources. The merger is subject to shareholder approval and other conditions. The merger agreement contains numerous conditions to the transaction and grants each party the right to terminate upon certain events. Such conditions include, among other things, receipt of various shareholder approvals, the absence of any material adverse change, the representations and warranties of each party being true and correct at the time of the merger, the operation of the businesses in the ordinary course and the previously delivered opinions of the financial advisors not being withdrawn. BFC has advised us that it is reviewing the transaction to determine if it is willing to proceed with the transaction based on the current circumstances and events. In light of the above, and given our recent financial results, the current state of the real estate market and our capital requirements, we are also reviewing how best to proceed. There is no assurance that the merger will be consummated. Should this merger not occur, we currently intend to pursue a $200 million rights offering to all holders of Levitt’s Class A common stock and Class B common stock giving each then current holder the right to purchase a proportional number of additional shares of Levitt Class A common stock. Additionally, we have filed a registration statement with the SEC for the offer and sale over time of up to $200 million of investment notes, an unsecured debt security of Levitt Corporation. There is no assurance that we will be able to successfully raise additional capital on acceptable terms, if at all. If we are not able to raise additional capital or generate funds through sales of assets, we will not be able to fund our operations as currently contemplated and we could default under certain of our financing facilities. Any of these events would have a material adverse effect on our financial condition and our business. We do not expect to pay further dividends to our shareholders for the foreseeable future.
     Operating Activities. During the six months ended June 30, 2007, we used $43.0 million of cash in our operating activities, as compared to $143.5 million of cash used in such activities in the prior period. The primary uses of cash during the six months ended June 30, 2007 were to fund our operating loss, increased inventories in our Primary Homebuilding segment and Land Division, a decrease in accounts payable and accrued liabilities and a decrease in customer deposits offset in part by payments received related to notes receivable. The increase in inventory in the six months ended June 30, 2007 was attributable to land development expenditures to prepare the land for the construction of homes. We currently expect to continue to invest in our existing projects in 2007, many of which are in a stage of development requiring further investment in land development, amenities including entryways and clubhouse facilities, as well as model homes and sales facilities. No land purchases are contemplated during the balance of 2007 based on current market conditions. We intend to re-evaluate the viability of land acquisitions in 2008 to determine whether there are any appropriate opportunities for development. We will continue to evaluate the land we have access to from Core Communities as well as the acquisition of land from third parties in order to increase our community count and replace sold out communities. This spending will be dependent on obtaining financing on acceptable terms, if at all. The use of cash in operating activities in the six months ended June 30, 2006 was primarily attributable to the increase in inventory as a result of land purchases offset by an increase in customer deposits received during the six months ended June 30, 2006.
     We utilize deposits from customers who enter into purchase contracts to support our working capital needs. These deposits totaled $26.3 million at June 30, 2007 and represented 9.0% of our homebuilding backlog value. In comparison, deposits at December 31, 2006 were $42.6 million and represented 9.7% of our homebuilding backlog value. The decline in deposits reflects a reduction in the backlog, as well as a decision in late 2006 to reduce the required deposits in certain communities and tier the required deposits on selected options. In the six months ended June 30, 2007, $3.9 million in deposits were retained by us as a result of forfeitures by buyers upon cancellation of contracts, compared with $92,000 during the same period in 2006.
     Investing Activities. In the six months ended June 30, 2007 and 2006, cash used in investing activities totaled $28.1 million and $11.1 million, respectively. The uses of cash in the six months ended June 30, 2007 represented purchases of property and equipment, primarily associated with commercial development activities at Tradition, Florida. The uses of cash in the six months ended June 30, 2006 represented purchases of property and equipment associated with commercial development activities as well as investment in new technology systems and expenditures for software, hardware and certain implementation costs, which were capitalized.

     Financing Activities. The majority of our financing activities are secured financings principally from commercial banks, and the issuance of Trust Preferred securities. We have also issued common equity in the public markets, and continue to evaluate various sources of capital to ensure we maintain sufficient liquidity to deal with our existing leverage and the potential of a prolonged slowdown in the residential real estate markets where we operate. Cash provided by financing activities totaled $84.3 million in the six months ended June 30, 2007, compared with $114.3 million in the same period in 2006.
     Certain of our borrowings require us to repay specified amounts upon a sale of portions of the property securing the debt and these specified amounts are not based upon the sales price of the property sold. Repayment of these amounts would be in addition to our scheduled payments over the next twelve months. While homes in backlog are subject to sales contracts, there can be no assurance that these homes will be delivered as evidenced by an increase in cancellation rates. Upon cancellation, such homes become spec units and are aggressively marketed to new buyers. Our homebuilding borrowing base facilities include project limitations on the number of spec units, the holding period, as well as the overall dollar amount of spec units. Accordingly, if that limitation is exceeded, the underlying assets no longer qualify for financing. In that event, our available borrowings are reduced, and depending upon the status of other qualifying assets in the borrowing base, we may be required to repay the lender for funds advanced on that particular property prior to scheduled payment dates. We communicate with our lenders regarding limitations on spec houses, and in the past have received increased spec allowances, but there is no assurance we will receive such flexibility in the future. Our cash flow and liquidity will be adversely impacted should spec inventory continue to rise as a result of customer cancellations and we are unable to obtain waivers or amendments from our lenders.
     Our homebuilding credit facilities generally have maturity dates before the expected completion dates of sales in the projects which serve as collateral. Our homebuilding borrowing base credit facilities, which provide the majority of funding for our homebuilding operations, have annual extension provisions which extend the maturity of the facility at the sole discretion of the lender. There can be no assurance that a lender will extend a credit facility. Should a lender elect not to extend a borrowing base credit facility, the loan would generally be subject to a term-out provision. However, the term-out maturity periods are generally 24 to 36 months, which is not sufficient in the normal course of operations to complete sales in the projects which serve as collateral. Additionally, there can be no assurance that loan extensions and renewals will be on terms and conditions similar to when the project was initially financed.
     Our borrowing facilities also require us to continuously develop the project upon commencement of land development. If work on a project were to cease, we would be required to obtain a waiver of this requirement from the lender. While there can be no assurance that a lender will consent to a cessation of development, such approval may require the reclassification of the collateral to a lower advance rate which would require a repayment under the credit facilities prior to the scheduled repayment date.
     Further, our borrowing facilities give our lenders the right to obtain current appraisals on the land serving as collateral for their outstanding facilities and our lenders can require additional repayments if the appraisals reflect that loan to value ratios are above required amounts.
     Some of our subsidiaries have borrowings which contain covenants that, among other things, require the subsidiary to maintain financial ratios, including minimum working capital, maximum leverage and minimum net worth. These covenants may have the effect of limiting the amount of debt that the subsidiaries can incur and restrict the distribution of funds to the Parent Company, which as a holding company, is dependent upon dividends from its subsidiaries for a significant portion of its operating cash flow. The significant impairments recorded in the second quarter of 2007 substantially impacted the leverage and debt covenants relating to our Homebuilding Division. Additional impairments would adversely impact the subsidiary’s net worth which would require additional capital and restrict the payment of dividends from that subsidiary to the Parent Company. In the event that the maximum borrowings under our credit facilities are reduced or the terms of these facilities become more restrictive, we may be required to repay additional amounts before the scheduled repayment date, in which case our liquidity will be adversely impacted. If we are required to repay all or a portion of any debt facility before its scheduled payment date, whether as a result of a reduced borrowing base, an acceleration of the entire facility as a result of a default or for any other reason, we would need to obtain funds through new debt facilities (which could be difficult to obtain in the current homebuilding environment), through sales of equity or debt securities or through sales of assets. There is no assurance that we will be to obtain these funds from any of these sources on acceptable terms, if at all.
     At June 30, 2007, we were in compliance with all loan agreement financial covenants. Poor earnings and additional impairments may cause noncompliance with financial covenants at Levitt and Sons and result in defaults under credit facilities. There can be no assurance that Levitt and Sons will remain in compliance in the future if the homebuilding market does not improve. Levitt and Sons is currently operating at a negative cash flow. As of June 30, 2007, the Parent Company had advanced to Levitt and Sons approximately $75.1 million, including accrued interest, which was used by Levitt and Sons primarily to fund its operations and for working capital. While the advances to Levitt and Sons are generally subordinated to loans from third party lenders, Levitt and Sons is dependent on the Parent Company to meet its current cash needs and there is no assurance the Parent Company will continue to provide funding in the future.
Off Balance Sheet Arrangements and Contractual Obligations
     In connection with the development of certain of our communities, we establish community development districts to access bond financing for the funding of infrastructure development and other projects within the community. If we were not able to establish community development districts, we would need to fund community infrastructure development out of operating income or through other sources of financing or capital. The bonds issued are obligations of the community development district and are repaid through assessments on property within the district. To the extent that we own property within a district when assessments are levied, we will be obligated to pay the assessments when they are due. As of June 30, 2007, development districts in Tradition, Florida had $48.2 million of community development district bonds outstanding and we owned approximately 36% of the property in those districts. During the three months ended June 30, 2007, we recorded approximately $367,000 in assessments on property we owned in the districts of which $298,000 were capitalized to inventory as development costs and will be recognized as cost of sales when the assessed properties are sold to third parties.
     The following table summarizes our contractual obligations as of June 30, 2007 (in thousands):

		Payments due by period
		Less than	2 - 3	4 - 5	More than
Category	Total	1 year	Years	Years	5 years

Long-term debt obligations (1) (2)	$654,093	17,816	413,774	112,566	109,937
Operating lease obligations	8,030	2,565	3,079	1,025	1,361
Purchase obligations	14,220	14,220	—	—	—

Total Obligations	$676,343	34,601	416,853	113,591	111,298

(1)	Amounts exclude interest because terms of repayment are based on construction activity and sales volume. In addition, a large portion of our debt is based on variable rates.

(2)	These amounts represent scheduled principal payments and some of those borrowings require the repayment of specified amounts upon a sale of portions of the property securing those obligations.
     Long-term debt obligations consist of notes, mortgage notes and bonds payable. Operating lease obligations consist of lease commitments. Purchase obligations consist of contracts to acquire real estate properties for development and sale for which due diligence has been completed and our deposit is committed; however our liability for not completing the purchase of any such property is generally limited to the deposit we made under the relevant contract. At June 30, 2007, we had $400,000 in deposits securing $14.2 million of purchase commitments. In addition to the above contractual obligations, we recorded $2.3 million in unrecognized tax benefits related to FIN 48.
     At June 30, 2007, we had outstanding surety bonds and letters of credit of approximately $94.9 million related primarily to obligations to various governmental entities to construct improvements in our various communities. We estimate that approximately $59.5 million of work remains to complete these improvements.

     We do not believe that any outstanding bonds or letters of credit will likely be drawn upon.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
     Market risk is defined as the risk of loss arising from adverse changes in market valuations that arise from interest rate risk, foreign currency exchange rate risk, commodity price risk and equity price risk. We have a risk of loss associated with our borrowings as we are subject to interest rate risk on our long-term debt. At June 30, 2007, we had $597.6 million in borrowings with adjustable rates tied to the prime rate and/or LIBOR rates and $104.1 million in borrowings with fixed or initially-fixed rates. Consequently, the impact on our variable rate debt from changes in interest rates may affect our earnings and cash flows but would generally not impact the fair value of such debt. With respect to fixed rate debt, changes in interest rates generally affect the fair market value of the debt but not our earnings or cash flow.
     Assuming the variable rate debt balance of $597.6 million outstanding at June 30, 2007 (which does not include initially fixed-rate obligations which will not become floating rate during 2007) were to remain constant, each one percentage point increase in interest rates would increase the interest incurred by us by approximately $6.0 million per year.
NEW ACCOUNTING PRONOUNCEMENTS.
     See Note 18 of our unaudited consolidated financial statements included under Item 1 of this report for discussion of new accounting pronouncements applicable to our company.
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     As of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO), our Chief Financial Officer (CFO) and our Chief Accounting Officer (CAO), as to the effectiveness, design and operation of our disclosure controls and procedures (pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Based upon that evaluation, we concluded that as of June 30, 2007, our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, to allow for timely decisions regarding required disclosures.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     On February 28, 2007 and March 1, 2007, two identical complaints were filed in the 17th Judicial Circuit in and for Broward County, Florida against the Company, the members of the Company’s Board of Directors and BFC Financial Corporation (“BFC”) in (i) Samuel Flamholz, on behalf of himself and all others similarly situated, v. James Blosser, Darwin Dornbush, Alan B. Levan, William Scherer, S. Lawrence Kahn, III, Joel Levy, John E. Abdo, William Nicholson, Alan J. Levy, Levitt Corporation, and BFC Financial Corp. and (ii) Elaine Mount, on behalf of herself and all others similarly situated, v. James Blosser, Darwin Dornbush, Alan B. Levan, William Scherer, S. Lawrence Kahn, III, Joel Levy, John E. Abdo, William Nicholson, Alan J. Levy, Levitt Corporation, and BFC Financial Corp., respectively. Each complaint relates to the previously reported definitive merger agreement entered into by the Company and BFC, pursuant to which the Company would, if the merger is consummated, become a wholly-owned subsidiary of BFC. The complaints allege that the members of the Company’s Board of Directors breached their fiduciary duty to the Company’s minority shareholders by approving the merger agreement with BFC. In both complaints, the plaintiffs sought to enjoin the merger or, if it is completed, to rescind it. On June 22, 2007, an order dismissing the claims without prejudice or cost or fees to either side was entered by the court. At this time, we do not estimate that we will incur any additional loss with respect to this litigation.
Item 1A. Risk Factors
     There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.
Item 6. Exhibits
Index to Exhibits

Exhibit 31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.3*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.3**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Exhibits filed with this Form 10-Q

**	Exhibits furnished with this Form 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEVITT CORPORATION
Date: August 9, 2007	By:	/s/ Alan B. Levan
Alan B. Levan, Chief Executive Officer

Date: August 9, 2007	By:	/s/ George P. Scanlon
George P. Scanlon, Executive Vice President,
Chief Financial Officer

Date: August 9, 2007	By:	/s/ Jeanne T. Prayther
Jeanne T. Prayther, Chief Accounting Officer