Form 10-Q
period 2007-09-30
LEVITT CORP
filed 2007-11-09
CIK 1218320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___to ___
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☒
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 7, 2007
Class A Common stock, $0.01 par value	96,259,762
Class B Common stock, $0.01 par value	1,219,031

Levitt Corporation
Index to Unaudited Consolidated Financial Statements

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
Levitt Corporation
Consolidated Statements of Financial Condition — Unaudited
(In thousands, except share data)

	September 30,	December 31,
	2007	2006
Assets
Cash and cash equivalents	$35,733	48,391
Restricted cash	166	1,397
Inventory of real estate	580,104	822,040
Assets held for sale	85,727	48,022
Investment in Bluegreen Corporation	115,408	107,063
Property and equipment, net	35,556	32,377
Other assets	47,698	31,376

Total assets	$900,392	1,090,666

Liabilities and Shareholders’ Equity

Accounts payable, accrued liabilities and other	$86,124	84,324
Customer deposits	19,469	42,571
Current income tax payable	—	3,905
Liabilities related to assets held for sale	66,217	27,965
Notes and mortgage notes payable	524,097	503,610
Junior subordinated debentures	85,052	85,052

Total liabilities	780,959	747,427

Shareholders’ equity:
Preferred stock, $0.01 par value
Authorized: 5,000,000 shares
Issued and outstanding: no shares	—	—

Class A Common Stock, $0.01 par value
Authorized: 150,000,000 and 50,000,000 shares, respectively
Issued and outstanding: 18,616,665 and 18,609,024 shares, respectively	186	186

Class B Common Stock, $0.01 par value
Authorized: 10,000,000 shares
Issued and outstanding: 1,219,031 and 1,219,031 shares, respectively	12	12

Additional paid-in capital	187,648	184,401
(Accumulated deficit) retained earnings	(70,196)	156,219
Accumulated other comprehensive income	1,783	2,421

Total shareholders’ equity	119,433	343,239

Total liabilities and shareholders’ equity	$900,392	1,090,666

See accompanying notes to unaudited consolidated financial statements.

Levitt Corporation
Consolidated Statements of Operations — Unaudited
(In thousands, except per share data)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Revenues:
Sales of real estate	$122,824	130,939	389,486	387,140
Other revenues	1,449	1,782	5,063	5,515

Total revenues	124,273	132,721	394,549	392,655

Costs and expenses:
Cost of sales of real estate	275,340	104,520	559,842	312,228
Selling, general and administrative expenses	31,556	31,678	96,887	88,703
Other expenses	1,112	615	2,007	3,164

Total costs and expenses	308,008	136,813	658,736	404,095

Earnings from Bluegreen Corporation	4,418	6,923	7,519	9,026
Interest and other income	3,109	1,548	8,743	4,549

(Loss) income from continuing operations before income taxes	(176,208)	4,379	(247,925)	2,135

Benefit (provision) for income taxes	6,228	(1,399)	20,729	(583)

(Loss) income from continuing operations	(169,980)	2,980	(227,196)	1,552
Discontinued operations:
Income (loss) from discontinued operations, net of tax	812	(7)	917	24

Net (loss) income	$(169,168)	2,973	(226,279)	1,576

Basic (loss) earnings per common share:
Continuing operations	$(8.41)	0.15	(11.24)	0.08
Discontinued operations	0.04	—	0.05	—

Total basic (loss) earnings per common share	$(8.37)	0.15	(11.19)	0.08

Basic weighted average shares outstanding	20,220	20,214	20,218	20,213

Diluted (loss) earnings per common share:
Continuing operations	$(8.41)	0.14	(11.24)	0.07
Discontinued operations	0.04	—	0.05	—

Total diluted (loss) earnings per common share	$(8.37)	0.14	(11.19)	0.07

Diluted weighted average shares outstanding	20,220	20,221	20,218	20,219

Dividends declared per common share:
Class A common stock	$—	0.02	0.02	0.06
Class B common stock	$—	0.02	0.02	0.06
See accompanying notes to unaudited consolidated financial statements.

Levitt Corporation
Consolidated Statements of Comprehensive (Loss) Income — Unaudited
(In thousands)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Net (loss) income	$(169,168)	2,973	(226,279)	1,576
Other comprehensive income:
Pro-rata share of unrealized (loss) gain recognized by Bluegreen Corporation on retained interests in notes receivable sold	(499)	1,384	(1,038)	1,009
Benefit (provision) for income taxes	192	(534)	400	(389)

Pro-rata share of unrealized (loss) gain recognized by Bluegreen Corporation on retained interests in notes receivable sold (net of tax)	(307)	850	(638)	620

Comprehensive (loss) income	$(169,475)	3,823	(226,917)	2,196

See accompanying notes to unaudited consolidated financial statements.

Levitt Corporation
Consolidated Statement of Shareholders’ Equity — Unaudited
Nine Months Ended September 30, 2007
(In thousands)

						Retained	Accumulated
			Class A	Class B	Additional	Earnings	Compre-
	Class A	Class B	Common	Common	Paid-In	(Accumulated	hensive
	Shares	Shares	Stock	Stock	Capital	Deficit)	Income	Total
Balance at December 31, 2006	18,609	1,219	$186	12	184,401	156,219	2,421	343,239

Net loss	—	—	—	—	—	(226,279)	—	(226,279)

Pro-rata share of unrealized loss recognized by Bluegreen on sale of retained interests, net of tax	—	—	—	—	—	—	(638)	(638)

Issuance of restricted stock	8	—	—	—	—	—	—	—

Issuance of Bluegreen common stock, net of tax	—	—	—	—	1,145	—	—	1,145

Cash dividends paid	—	—	—	—	—	(396)	—	(396)
Tax asset valuation allowance associated with Bluegreen capital transactions	—	—	—	—	(513)	—	—	(513)
Share based compensation related to stock options and restricted stock	—	—	—	—	2,615	—	—	2,615

Cumulative impact of change in accounting for uncertainties in income tax (FIN 48-See Note 12)	—	—	—	—	—	260	—	260

Balance at September 30, 2007	18,617	1,219	$186	12	187,648	(70,196)	1,783	119,433

See accompanying notes to unaudited consolidated financial statements.

Levitt Corporation
Consolidated Statements of Cash Flows — Unaudited
(In thousands)

	Nine Months Ended
	September 30,
	2007	2006
Operating activities:
Net (loss) income	$(226,279)	1,576
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	3,909	1,516
Change in deferred income taxes	5,529	(2,545)
Earnings from Bluegreen Corporation	(7,519)	(9,026)
Earnings from unconsolidated trusts	(164)	(122)
Loss from real estate joint ventures	27	205
Share-based compensation expense related to stock options and restricted stock	2,615	2,428
Loss gain on sale of property and equipment	—	(1,329)
Impairment of inventory and long lived assets	227,403	6,049
Changes in operating assets and liabilities:
Restricted cash	1,231	1,410
Inventory of real estate	19,629	(248,089)
Other assets	(2,189)	4,224
Accounts payable, accrued liabilities and other	(35,594)	21,088
Customer deposits	(23,046)	2,331

Net cash used in operating activities	(34,448)	(220,284)

Investing activities:
Investment in real estate joint ventures	(229)	(465)
Distributions from real estate joint ventures	47	138
Investment in unconsolidated trusts	—	(928)
Distributions from unconsolidated trusts	128	88
Proceeds from sale of property and equipment	12	1,943
Capital expenditures	(34,142)	(20,410)

Net cash used in investing activities	(34,184)	(19,634)

Financing activities:
Proceeds from notes and mortgage notes payable	214,057	312,855
Proceeds from junior subordinated debentures	—	30,928
Repayment of notes and mortgage notes payable	(156,031)	(148,531)
Payments for debt issuance costs	(1,656)	(2,475)
Cash dividends paid	(396)	(1,190)

Net cash provided by financing activities	55,974	191,587

Decrease in cash and cash equivalents	(12,658)	(48,331)
Cash and cash equivalents at the beginning of period	48,391	113,562

Cash and cash equivalents at end of period	$35,733	65,231

Levitt Corporation
Consolidated Statements of Cash Flows — Unaudited
(In thousands)

	For the Nine Months
	Ended September 30,
	2007	2006
Supplemental cash flow information
Interest paid on borrowings, net of amounts capitalized	$(1,900)	963
Income taxes paid	4,556	16,344

Supplemental disclosure of non-cash operating, investing and financing activities:

Change in shareholders’ equity resulting from pro-rata share of unrealized (loss) gain recognized by Bluegreen on sale of retained interests, net of tax	$(638)	620

Change in shareholders’ equity resulting from the Bluegreen equity transactions, net of tax	$1,145	113

Decrease in inventory from reclassification to property and equipment	$1,148	7,978

Increase in deferred tax liability due to cumulative impact of change in accounting for uncertainties in income taxes ( FIN 48 — see note 12)	$260	—
See accompanying notes to unaudited consolidated financial statements.

Levitt Corporation
Notes to Unaudited Consolidated Financial Statements
1. Presentation of Interim Financial Statements
     Levitt Corporation (“Levitt Corporation” or the “Company”) and its wholly owned subsidiaries engage in real estate activities through its Homebuilding Division, Land Division, and Other Operations segment.
     Through September 30, 2007, the Homebuilding Division consisted of two reportable operating segments, the Primary Homebuilding segment and the Tennessee Homebuilding segment, both of which operate through Levitt and Sons, LLC (“Levitt and Sons”). These segments primarily developed single and multi-family homes specializing in both active adult and family communities in Florida, Georgia, South Carolina and Tennessee. On November 9, 2007, Levitt and Sons and substantially all of its subsidiaries filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Florida (“Bankruptcy Cases”). Based on this filing and the uncertainties surrounding the nature, timing and specifics of the bankruptcy proceedings, Levitt Corporation anticipates that it will de-consolidate Levitt and Sons as of November 9, 2007, effectively eliminating all future results of Levitt and Sons and substantially all of its subsidiaries from the financial results of operations of the Company, and will prospectively account for any remaining investment in Levitt and Sons, net of any outstanding advances due from Levitt and Sons, as a cost method investment. Under cost method accounting, income would only be recognized to the extent of cash received in the future. At September 30, 2007, Levitt Corporation had a negative investment in Levitt and Sons of $88.2 million, after recording the impairment charges discussed below, and there are outstanding advances due from Levitt and Sons of $84.3 million at Levitt Corporation resulting in a net negative investment of $3.9 million. After November 9, 2007, Levitt Corporation will continue to evaluate its cost method investment in Levitt and Sons to determine the appropriate treatment based upon the realizability of the investment balance. At September 30, 2007, the Homebuilding Division had combined total assets and total liabilities of $442.7 million and $531.0 million, respectively and recorded revenues of $382.3 for the nine months ended September 30, 2007.
     The Land Division consists of the operations of Core Communities, LLC (“Core Communities” or “Core”), which develops master-planned communities. Other Operations includes Levitt Commercial, LLC (“Levitt Commercial”), a developer of industrial properties; the operations of Levitt Corporation (“Parent Company”); investments in real estate and real estate joint ventures; and an equity investment in Bluegreen Corporation (“Bluegreen”), a New York Stock Exchange-listed company engaged in the acquisition, development, marketing and sale of vacation ownership interests in primarily “drive-to” resorts, as well as residential home sites located around golf courses and other amenities.
     The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-segment transactions have been eliminated in consolidation. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The year end balance sheet data for 2006 was derived from the December 31, 2006 audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the Company’s consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K/A Amendment No. 2 for the year ended December 31, 2006.
2. Sale of Two Core Communities Commercial Leasing Projects — Discontinued operations
     During the second quarter of 2007, Core Communities began soliciting bids from several potential buyers to purchase assets associated with two of Core’s commercial leasing projects. In June 2007, Core was reviewing bids that required management to have significant continuing involvement in these assets after the sale. As of September 30, 2007, management determined it is probable that Core will sell these projects and while Core may retain an equity interest in the properties and provide ongoing management services to a potential buyer, the anticipated level of continuing involvement is not expected to be significant. It is management’s intention to complete the sale of these assets by the end of the first quarter of 2008. The assets are available for immediate sale in their present condition. However, Core has not entered into definitive agreements for the sale of these assets and there is no assurance that these sales will be completed in the timeframe expected by management or at all. Due to this decision, the projects and assets that are for sale have been accounted for as discontinued operations for all periods presented in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), including the reclassification of results of operations from these projects to discontinued operations for the three and nine months ended September 30, 2006.
     The assets have been reclassified to assets held for sale and the related liabilities associated with these assets were also reclassified to liabilities related to assets held for sale in the unaudited consolidated statements of financial condition. Prior period amounts have been reclassified to conform to the current year presentation. Depreciation related to these assets held for sale ceased in June 2007. The Company has elected not to separate these assets in the unaudited consolidated statements of cash flows for all periods presented. Management has reviewed the net asset value and estimated the fair market value of the assets based on the bids received related to these assets and determined that these assets were appropriately recorded at the lower of cost or fair value less the costs to sell at September 30, 2007.
     The following table summarizes the assets held for sale and liabilities related to the assets held for sale for the two commercial leasing projects as of September 30, 2007 and December 31, 2006:

	September 30,	December 31,
	2007	2006
Property and equipment, net	$76,715	46,298
Other assets	9,012	1,724

Assets held for sale	$85,727	48,022

Accounts payable, accrued liabilities and other	$1,637	924
Notes and mortgage payable	64,580	27,041

Liabilities related to assets held for sale	$66,217	27,965

     The following table summarizes the results of operations for the two commercial leasing projects for the three months ended September 30, 2007 and 2006 and the nine months ended September 30, 2007 and 2006 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30		September 30,
	2007	2006	2007	2006
Revenue	$1,551	494	2,910	1,268
Costs and expenses	307	512	1,491	1,253

	1,244	(18)	1,419	15
Other Income	7	7	14	24

Income (loss) before income taxes	1,251	(11)	1,433	39
(Provision) benefit for income taxes	(439)	4	(516)	(15)

Net income (loss)	$812	(7)	917	24

3. Stock Based Compensation
     On May 11, 2004, the Company’s shareholders approved the 2003 Levitt Corporation Stock Incentive Plan and on May 16, 2006, the Company’s shareholders approved an amendment to this plan which is currently named the Amended and Restated 2003 Stock Incentive Plan (the “Plan”). The maximum number of shares of the Company’s Class A Common Stock that may be issued for restricted stock awards and upon the exercise of options under the Plan is 3,000,000 shares.
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
     The fair values of options granted are estimated on the date of their grant using the Black-Scholes option pricing model. The fair value of the Company’s stock option awards, which are primarily subject to five-year cliff vesting, is expensed over the vesting life of the stock options using the straight-line method. During the three months ended September 30, 2007 and 2006, options to acquire 12,000 and 652,155 shares of Class A Common Stock were granted by the Company, respectively. During the nine months ended September 30, 2007 and 2006, options to acquire 752,409 shares and 689,655 shares of Class A common stock were granted by the Company, respectively. The fair value of each option was estimated using the following assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Expected volatility	52.59%	37.72%	40.05%-52.59%	37.37%-37.72%
Expected dividend yield	0.00%	.50%-.61%	0.00%-.83%	.39%-.61%
Risk-free interest rate	4.57%	4.99%-5.06%	4.57%-5.14%	4.99%-5.06%
Expected life	7.5 years	7.5 years	7.5 years	7.5 years
Forfeiture rate — executives	5.0%	5.0%	5.0%	5.0%
Forfeiture rate — non-executives	10.0%	10.0%	10.0%	10.0%
     Expected volatility has increased in the three and nine months ended September 30, 2007 compared to the same period in 2006 due to the increased volatility of homebuilding stocks in general and the declining share price of the Company’s stock. Expected dividend yield has decreased because the Company does not expect to pay dividends to shareholders in the foreseeable future. The most recent dividend was paid in the first quarter of 2007.
     Non-cash stock compensation expense related to unvested stock options for the three months ended September 30, 2007 and 2006 amounted to $937,357 and $1,034,101, respectively, with an expected income tax benefit of $226,152 and $302,546, respectively. Non-cash stock compensation expense related to unvested stock options for the nine months ended September 30, 2007 and 2006 amounted to $2,551,894 and $2,299,062, respectively, with an expected income tax benefit of $635,664 and $644,694, respectively.

     The Company also grants restricted stock, valued at the closing price of the Company’s Class A common stock on the New York Stock Exchange on the date of grant. Restricted stock is normally issued to the Company’s directors and the grants typically vest over a one-year period. Compensation expense arising from restricted stock grants is recognized using the straight-line method over the vesting period. Unearned compensation for restricted stock is a component of additional paid-in capital in shareholders’ equity in the unaudited consolidated statements of financial condition. Non-cash stock compensation expense related to restricted stock for the three months ended September 30, 2007 and 2006 amounted to $17,498 and $19,996, respectively. Non-cash stock compensation expense related to restricted stock for the nine months ended September 30, 2007 and 2006 amounted to $63,340 and $119,996, respectively.
4. Inventory of Real Estate
     Inventory of real estate is summarized as follows (in thousands):

	September 30,	December 31,
	2007	2006
Land and land development costs	$415,560	566,459
Construction costs	85,795	172,682
Capitalized interest	44,260	47,752
Other costs	34,489	35,147

	$580,104	822,040

     The above inventory balances have been reduced by approximately $244.4 million and $33.3 million of impairment reserves at September 30, 2007 and December 31, 2006, respectively.
     As of September 30, 2007, Levitt and Sons was in the process of attempting to negotiate with its lenders to obtain meaningful concessions or agreements to restructure its outstanding debt and determine if these lenders would fund the projects serving as collateral for their debt. As of that date, Levitt Corporation had indicated that it would not commit to make any additional material loans to Levitt and Sons unless Levitt and Sons was successful in obtaining acceptable concessions or restructuring agreements with its principal lenders. Without additional funding from the lenders or Levitt Corporation, Levitt and Sons will not be able to continue development of its projects. As a result, development activity was suspended at virtually all of Levitt and Sons’ homebuilding projects at the end of September 2007.
     At September 30, 2007, the real estate inventory was reviewed for impairment in accordance with SFAS No. 144. The further deterioration in the homebuilding market along with the disruption in the credit markets in the third quarter of 2007, have significantly adversely impacted the value of this inventory beyond previous expectations causing the Company to re-assess all projects for impairment at September 30, 2007. The fair market value of the real estate inventory balance at September 30, 2007 was assessed on a project-by-project basis. As management has ceased development at the real estate projects at September 30, 2007, it was determined that each project should be reported at the lower of cost or fair market value. At September 30, 2007, the fair market value calculation was based on the following principles and assumptions:
➢	For projects representing land investments, where homebuilding activity has not yet begun (which consisted of seven projects in the Primary Homebuilding segment), valuation models were used. Management believes that these valuation models are the best evidence of fair value and were used as the basis for the measurement. The projects were analyzed and valued from the perspective of what a land developer would pay to acquire the projects. The analysis included an evaluation of the type of units that could be constructed and the selling price for such units. The projected land acquisition price was assumed to be financed with debt amounting to 75% of the purchase price at interest rates ranging from 10-15%. A 25% internal rate of return was assumed on the equity portion of the investment. If the suggested project fair value was lower than the carrying value of the real estate inventory at September 30, 2007, an impairment charge was recognized to reduce the carrying value of the project to the fair value.

➢	For projects with homes under construction, where construction had ceased as of September 30, 2007 (which consisted of twelve projects in the Primary Homebuilding segment) cash flow models were used. These cash flows were determined based on the assumption of a third party completing these projects and achieving a reasonable expected rate of return on this inventory. The related unleveraged cash flow models projected future revenues and costs-to-complete and the sale of the remaining inventory based on the current status of each project. Many of these projects are in the early stages of development and, accordingly, the projections extend for four to seven years into the future, thereby increasing the inherent uncertainty in the projections. The cash flows used were updated in the third quarter of 2007 to reflect current market trends, current pricing strategies and cancellation trends. If the carrying amount of the project exceeded the present value of the cash flows from the project discounted using the weighted average cost of capital, an impairment charge was recognized to reduce the carrying value of the project to fair market value. Specific assumptions for projected unit sales and margin percentages in these cash flows include:
o	A 25% internal rate of return is assumed on the equity portion of the investment with a weighted average cost of capital of 15.4%;

o	for projects with single family or a mix of single family and townhome products (representing ten projects) the estimated average future sales prices was based on current sales prices with significant discounts and incentives continuing through 2009. Discounting activity is assumed to gradually diminish beginning in the second half of 2009 followed by average sales price increases ranging up to 4% in 2010 through 2012. All sales price increases are assumed to cease after 2012;

o	for projects with townhomes (representing two projects) no sales price increases or elimination of discounts were assumed due to market saturation in Florida;

o	estimated future construction and land development costs were kept relatively consistent with the level of projected deliveries throughout the entire project; and

o	estimates of average gross margin percentages ranged between 10% and 17% through 2010 and 17% and 21% in 2011 and beyond depending on the specific location of the project and the current backlog.
➢	Six projects in the Tennessee Homebuilding segment were under a letter of intent or draft contract at September 30, 2007. The fair value of such projects were assumed to be the contract price contemplated in the letters of intent or draft contracts. In calculating the fair market value, the Company estimated selling and closing costs of 2.5% to sell these properties.

➢	For the remaining 86 lots in backlog at September 30, 2007 in the Tennessee Homebuilding segment, any lots with projected losses were fully reserved.
     As a result of the above analysis, the Company recorded impairment charges of approximately $163.6 million in cost of sales of real estate in the three months ended September 30, 2007 for sixteen projects in the Primary Homebuilding segment, for eleven projects in the Tennessee Homebuilding segment and for capitalized interest in the Other Operations segment related to the projects in the Homebuilding Division that Levitt and Sons has ceased developing. No impairment charges were recorded in the three months ended September 30, 2006. In the nine months ended September 30, 2007 and 2006, impairment charges amounted to approximately $226.9 million and $4.7 million, respectively.

5. Interest
     Interest incurred relating to land under development and construction is capitalized to real estate inventory or property and equipment during the active development period. For inventory, interest is capitalized at the effective rates paid on borrowings during the pre-construction, the planning stages and the periods that projects are under development. Capitalization of interest is discontinued if development ceases at a project. Capitalized interest is expensed as a component of cost of sales as related homes, land and units are sold. For property and equipment under construction, interest associated with these assets is capitalized as incurred to property and equipment and is expensed through depreciation once the asset is put into use. The following table is a summary of interest incurred, capitalized and expensed relating to inventory under development and construction exclusive of impairment adjustments (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Interest incurred to non-affiliates	$13,170	11,534	38,837	29,095
Interest capitalized to inventory	(13,170)	(11,534)	(38,837)	(29,095)

Interest expense, net	$—	—	—	—

Interest expensed in cost of sales	$7,563	3,975	17,550	9,659

     In addition to the above interest expensed in cost of sales, the capitalized interest balance of inventory of real estate as of September 30, 2007 has been reduced by $24.8 million of impairment reserves allocated to the capitalized interest component of inventory of real estate. Approximately $9.3 million of these impairments related to Levitt Corporation’s impairment of capitalized interest recorded in Other Operations associated with projects at Levitt and Sons that are no longer being developed as of September 30, 2007, and the remaining $14.5 million relates to our Homebuilding segments. See note 4 for discussion of real estate inventory and the status of Levitt and Sons’ development activities.
     Additionally, as indicated in note 2, certain amounts for the three and nine months ended September 30, 2007 associated with two of Core’s commercial leasing projects have been reclassified to income(loss) from discontinued operations. Prior periods have been reclassified to conform to the current presentation.
6. Investment in Bluegreen Corporation
     At September 30, 2007, the Company owned approximately 9.5 million shares of the common stock of Bluegreen representing approximately 31% of its outstanding common stock. The Company accounts for its investment in Bluegreen under the equity method of accounting. The cost of the Bluegreen investment is adjusted to recognize the Company’s interest in Bluegreen’s earnings or losses. The difference between (a) the Company’s ownership percentage in Bluegreen multiplied by its earnings and (b) the amount of the Company’s equity in earnings of Bluegreen as reflected in the Company’s financial statements relates to the amortization or accretion of purchase accounting adjustments made at the time of the acquisition of Bluegreen’s stock.

     Bluegreen’s unaudited condensed consolidated balance sheets and unaudited condensed consolidated statements of income are as follows (in thousands):
Unaudited Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2007	2006
Total assets	$1,001,351	854,212

Total liabilities	$605,706	486,487
Minority interest	20,013	14,702
Total shareholders’ equity	375,632	353,023

Total liabilities and shareholders’ equity	$1,001,351	854,212

Unaudited Condensed Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues and other income	$206,161	207,569	523,943	519,787
Cost and other expenses	181,612	170,134	480,925	462,399

Income before minority interest and provision for income taxes	24,549	37,435	43,018	57,388
Minority interest	2,044	2,241	5,311	4,940

Income before provision for income taxes	22,505	35,194	37,707	52,448
Provision for income taxes	(8,552)	(13,287)	(14,329)	(19,930)

Income before cumulative effect of change in accounting principle	13,953	21,907	23,378	32,518
Cumulative effect of change in accounting principle, net of tax	—	—	—	(5,678)
Minority interest in cumulative effect of change in accounting principle	—	—	—	1,184

Net income	$13,953	21,907	23,378	28,024

     In December 2004, FASB issued Statement No. 152 (“Accounting for Real Estate Time-Sharing Transactions—an amendment of FASB Statements No. 66 and 67). This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position 04-02 Accounting for Real Estate Time-Sharing Transactions (“SOP 04-02”). This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-02. Effective January 1, 2006, Bluegreen adopted SOP 04-02 which resulted in a one-time, non-cash, cumulative effect of change in accounting principle charge of $4.5 million to Bluegreen for the nine months ended September 30, 2006, and accordingly reduced the earnings in Bluegreen recorded by the Company by approximately $1.4 million, or $0.04 earnings per share, for the same period.
7. Debt
     Notes and mortgage notes payable increased $20.5 million since December 31, 2006 mainly due to borrowings under existing credit facilities to support operations and working capital needs. For all debt outstanding by entity, see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources of this Form 10-Q.
     On February 28, 2007, a wholly owned subsidiary of Core Communities entered into a $50.0 million revolving credit facility for construction financing for the development of the Tradition, South Carolina master planned community. The facility is due and payable on February 28, 2009 and may be extended for one year subject to compliance with the conditions set forth in the agreement. The loan is collateralized by 1,829 gross acres of land and the related improvements and easements as well as assignments of rents and leases. A payment guarantee for the loan amount was provided by Core Communities. Interest accrues at the bank’s Prime Rate (7.75% at September 30, 2007) and is payable monthly. The loan documents include customary conditions to funding, collateral release and acceleration provisions and financial, affirmative and negative covenants. There is no guarantee from Levitt Corporation on this facility.
     On March 21, 2007, Levitt and Sons entered into a $100.0 million revolving working capital, land acquisition, development and residential construction borrowing base facility agreement and borrowed $30.2 million under the facility. The proceeds were used to finance the inter-company purchase of a 150-acre parcel in Tradition, South Carolina from Core Communities and to refinance a $15.0 million line of credit. On October 25, 2007, in connection with Levitt Corporation’s acquisition of the membership interests in Levitt and Sons of Jasper County, LLC, a subsidiary of Levitt and Sons which owns the 150 acre parcel in Tradition, South Carolina, (now known as Carolina Oak Homes LLC; see note 18), Levitt Corporation became the obligor for the entire outstanding balance of $34.1 million (the “Carolina Oak Loan”). The Carolina Oak Loan was modified in connection with the acquisition. Levitt Corporation was previously a guarantor of this loan and as partial consideration for the Carolina Oak Loan, the membership interest of Levitt and Sons, previously pledged by Levitt Corporation to the lender, was released. The outstanding balance under the Carolina Oak Loan may be increased by approximately $11.2 million to fund certain infrastructure improvements and to complete the construction of fourteen residential units currently under construction. The Carolina Oak Loan is collateralized by a first mortgage on the 150 acre parcel in Tradition, South Carolina and guaranteed by Carolina Oak Homes, LLC. The Carolina Oak Loan is due and payable on March 21, 2011 and may be extended on the anniversary date of the facility for one additional year, at the discretion of the financial institution. Interest accrues under the facility at the Prime Rate (7.75% at September 30, 2007) and is payable monthly. The Carolina Oak Loan is subject to customary terms, conditions and covenants, including the lender’s right to accelerate the debt upon a material adverse change with respect to the borrower.
     On October 17, 2007, Levitt and Sons received notices of default from Wachovia Bank, N.A. (“Wachovia”) with respect to three separate loan facilities. The first notice of default from Wachovia relates to a $125.0 million loan made by Wachovia to Levitt and Sons. The proceeds of this loan were utilized to fund land acquisition, development and construction. The defaults included that (1) liens have been filed upon certain assets pledged as security for the loan, (2) Levitt and Sons is experiencing financial difficulties, and (3) defaults have occurred under other loan facilities of Levitt and Sons and its subsidiaries with Wachovia. As of

September 30, 2007, the amount advanced under this facility was $102.4 million. The notice states that until such events of default are cured, Wachovia will not advance additional amounts under the facility and will not release any property from its lien. The second Wachovia notice of default relates to a $30.0 million construction loan made by Wachovia to Levitt and Sons and its wholly-owned subsidiaries, Bellaggio by Levitt and Sons, LLC and Levitt and Sons of Manatee County, LLC. The proceeds of this loan were utilized to fund land acquisition, development and construction. The defaults indicated in the notice included that (1) the financial projections provided to Wachovia indicate a general inability of Levitt and Sons and its affiliates to pay debts as they become due and (2) defaults have occurred under other loan facilities of Levitt and Sons and its affiliates with Wachovia as indicated in its other notices. As of September 30, 2007, the amount advanced under this facility was $9.5 million. The notice states that until such time as the events of default are cured, Wachovia will not advance any additional amounts or release any property from its lien. The third Wachovia notice of default relates to a $26.5 million loan made by Wachovia to Levitt and Sons and its wholly-owned subsidiary, Levitt and Sons at World Golf Village, LLC. The proceeds of this loan were utilized to fund land acquisition, development and construction. The notice of default asserts that the loan matured and became due on September 29, 2007, and that the failure to pay all amounts due by October 18, 2007 constituted an event of default under the loan. The notice states that after October 18, 2007 interest will accrue at the default rate and that Wachovia reserves the right to collect the amounts due together with its collection and enforcement expenses. As of September 30, 2007, the amount advanced under this facility was $8.6 million.
     On October 19, 2007, Levitt and Sons and certain of its subsidiaries received a notice of default from KeyBank National Association (“KeyBank”). The notice of default from KeyBank relates to a $125.0 million Revolving Land Acquisition, Development and Residential Construction Borrowing Base Facility. At September 30, 2007, $95.2 million was outstanding under the facility. Amounts outstanding are guaranteed by certain of Levitt and Sons’ subsidiaries. The event of default stated in the notice was the failure to pay interest when due. KeyBank demanded payment of all outstanding and delinquent amounts by October 25, 2007, but the requested payments were not made.
     On November 2, 2007, Levitt and Sons received a notice of default from Bank of America, N.A (“Bank of America”) with respect to a $125.0 million loan by Bank of America to Levitt and Sons. The proceeds of the loan were utilized to fund land acquisition, development and construction. The notice indicates that Levitt and Sons defaulted in its obligation to make the monthly interest payment due October 1, 2007. As of September 30, 2007, the amount advanced under the loan was approximately $102.5 million. The notice states that Bank of America has not yet determined whether, or when, to accelerate or otherwise demand payment in full of the obligations under the loan or whether, or when, to exercise any other remedies as a result of the Levitt and Sons default.
     On November 8, 2007, Levitt and Sons received a notice of default from Regions Bank (“Regions”) with respect to a $75.0 million loan made by Regions to Levitt and Sons. The proceeds of this loan were utilized to fund land acquisition, development and construction. As of September 30, 2007, the amount advanced under this facility was $24.4 million. Amounts outstanding are guaranteed by certain of Levitt and Sons’ subsidiaries. The defaults included (1) a failure to make timely payments when due (2) the filing of liens against certain assets pledged as security (3) the discontinuance of construction work on residential projects and the failure to proceed with work on such projects in a diligent and workmanlike manner and (4) Levitt and Sons experiencing financial difficulties. The notice states that Regions has accelerated the maturity date of all amounts outstanding such that all amounts of principal, interest, fees and expenses arising thereunder are now immediately due and payable. The notice also states that interest will accrue at the default rate and that Regions reserves the right to collect the amounts due together with its collection and enforcement expenses.
     Additionally, although Levitt and Sons has not received any other formal notices of default, Levitt and Sons and a subsidary guarantor are not in compliance with their obligations under their loan facility with AmTrust Bank (formerly known as Ohio Savings Bank). The proceeds of this loan was utilized to fund land acquisition, development and construction at various Levitt and Sons’ projects in Florida. Further, the filing of a voluntary petition for relief under the Bankruptcy Code by Levitt and Sons constitutes an event of default under substantially all of the loan facilities.

     The above defaults have not been cured by Levitt and Sons and entitle the respective lenders to exercise any and all remedies available to them under the respective loan documents, including, without limitation, acceleration of the entire amount of the respective loans, commencement of foreclosure proceedings against the assets securing the respective loans and other appropriate action against the respective borrowers and guarantors. Levitt and Sons is not currently in a position to cure any defaults without additional advances from Levitt Corporation, and as previously noted above, Levitt Corporation has indicated that it would not make any additional material advances to Levitt and Sons unless Levitt and Sons obtains acceptable concessions or restructuring agreements with its principal lenders. As a result of the current funding situation with its lenders and with Levitt Corporation, the current homebuilding market and lack of access to additional capital, Levitt and Sons and substantially all of its subsidiaries entered into a voluntary petition for relief under the Bankruptcy Code on November 9, 2007. See subsequent event note 18 for further discussion of the bankruptcy event and its effect on the Company’s liabilities.
8. Commitments and Contingencies
     On September 20, 2007, the Company had a reduction in force resulting in the termination of 174 employees which consisted of 149 employees from Levitt and Sons and 25 employees from Other Operations. The Company recorded severance charges related to this reduction in force of $1.2 million during the three and nine months ended September 30, 2007 of which $1.2 million remains as a liability at September 30, 2007. On November 9, 2007, Levitt Corporation indicated that it will pay up to $5 million in the aggregate to terminated Levitt and Sons employees to supplement the limited termination benefits granted by Levitt and Sons to those employees. Levitt and Sons is restricted in the amount of termination benefits it can pay to its former employees by virtue of its filing under Chapter 11 of the United States Bankruptcy Court.
     At September 30, 2007, Levitt and Sons had a contract to acquire approximately $14.2 million of properties for development, subject to due diligence and satisfaction of certain requirements and conditions during which time the deposits remain fully refundable. On October 9, 2007, Levitt and Sons canceled this contract. As this commitment was subject to due diligence and satisfaction of certain requirements and conditions as noted above, Levitt and Sons received a refund of the deposit subsequent to September 30, 2007, excepting a nominal fee to the seller. There were no other outstanding purchase and option contracts in place at September 30, 2007.
     At September 30, 2007, Core Communities had outstanding surety bonds and letters of credit of approximately $13.1 million, and Levitt and Sons had outstanding surety bonds and letters of credit of approximately $52.8 million. These surety bonds and letters of credit related to performance and maintenance obligations of the respective entities to various governmental entities to construct improvements in various communities and, in the case of Levitt and Sons, to guarantee certain escrowed customer deposits that were released to Levitt and Sons. Levitt Corporation has guaranteed $22.3 million of the obligations under these surety bonds and letters of credit, which includes $10.3 million relating to Core Communities projects and $12.0 million relating to Levitt and Sons projects. The Company estimates that approximately $12.9 million of work remains to complete the improvements at Core Communities projects and does not believe that any outstanding surety bonds or letters of credit of Core Communities are likely to be drawn.
     Due to the cessation of most development activity in Levitt and Sons’ projects as of September 30, 2007, the Company evaluated the likelihood that surety bonds and letters of credit supporting any Levitt and Sons projects would be drawn. It is unclear given the uncertainty involved in bankruptcy proceedings and the cessation of development activities whether and to what extent any of these surety bonds or letters of credit of Levitt and Sons will be drawn; however, in the event that these obligations are drawn, Levitt Corporation would be responsible for up to $12.0 million in accordance with the terms of these instruments, and it is unlikely that Levitt Corporation would receive any repayment, assets or other consideration if it were required to pay any of these amounts. It is not probable that Levitt Corporation will be responsible for any obligations under these surety bonds, nor is any amount of future loss estimable at September 30, 2007.

9. (Loss) earnings per Share
     Basic (loss) earnings per common share is computed by dividing (loss) earnings attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted (loss) earnings per common share is computed in the same manner as basic (loss) earnings per share, taking into consideration (a) the dilutive effect of the Company’s stock options and restricted stock using the treasury stock method, (b) the 76,424,066 shares issued in the rights offering to the holders of Levitt Corporation’s common stock (the offering was made prior to September 30, 2007 but did not close until October 1, 2007- see Note 18), and (c) the pro rata impact of Bluegreen’s dilutive securities (stock options and convertible securities) on the amount of Bluegreen’s earnings recognized by the Company. For the three months ended September 30, 2007 and 2006, common stock equivalents related to the Company’s outstanding stock options amounted to 11,853 shares and 6,896 shares, respectively, and for the nine months ended September 30, 2007 and 2006, common stock equivalents related to the Company’s outstanding stock options amounted to 11,056 shares and 5,730 shares, respectively. In the three and nine months ended September 30, 2007, common stock equivalents related to stock options and the shares related to the rights offering were not considered, because their effect would have been anti-dilutive. In addition, there were additional options to purchase shares of common stock at various prices which were not included in common stock equivalents, because the exercise prices were greater than the average market price of the common shares. For the three months ended September 30, 2007 and 2006, there were additional options to purchase 2,381,436 shares and 1,831,685 shares of common stock, respectively. In the nine months ended September 30, 2007 and 2006, there were additional options to purchase 2,382,233 shares and 1,831,685 shares, respectively.
     The weighted average number of common shares outstanding in basic and diluted (loss) earnings per share for the three and nine months ended September 30, 2007 and all prior periods presented have been retroactively adjusted for a number of shares representing the bonus element arising from the rights offering that closed on October 1, 2007. Under the rights offering, stock was issued on October 1, 2007 at a purchase price below the market price on October 1, 2007 resulting in the bonus element which is required to be retroactively included in (loss) earnings per share. Sale of the Company’s Class A common stock priced at $2.00 per share pursuant to the terms of this offering was completed on October 1, 2007; the closing price of the Company’s Class A common stock on the October 1, 2007 closing date was $2.05 per share. As a result there is a bonus element adjustment of 1.97% for all stockholders of record on August 29, 2007 and accordingly, the number of weighted average shares of Class A common stock outstanding for basic and diluted (loss) earnings per share has been retroactively increased by 1.97% for all periods presented.
     The following table presents the computation of basic and diluted (loss) earnings per common share (in thousands, except for per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Numerator:
Basic net (loss) earnings:
(Loss) earnings from continuing operations	$(169,980)	2,980	(227,196)	1,552
Income (loss) from discontinued operations	812	(7)	917	24

Basic net (loss) earnings	$(169,168)	2,973	(226,279)	1,576

Diluted net (loss) earnings:
(Loss) income from continuing operations — basic	$(169,980)	2,980	(227,196)	1,552
Pro rata share of the net effect of Bluegreen dilutive securities	(8)	(66)	(40)	(95)

(Loss) income from continuing operations	$(169,988)	2,914	(227,236)	1,457
Income (loss) from discontinued operations	812	(7)	917	24

Diluted net (loss) earnings	$(169,176)	2,907	(226,319)	1,481

Denominator:
Basic average shares outstanding	19,830	19,824	19,828	19,822
Bonus adjustment factor from registration rights offering	1.0197	1.0197	1.0197	1.0197

Basic average shares outstanding	20,220	20,214	20,218	20,213
Net effect of stock options assumed to be exercised	—	7	—	6

Diluted average shares outstanding	20,220	20,221	20,218	20,219

Basic (loss) earnings per common share:
Continuing operations	$(8.41)	0.15	(11.24)	0.08
Discontinued operations	$0.04	—	0.05	—

Total basic (loss) earnings per share	$(8.37)	0.15	(11.19)	0.08

Diluted (loss) earnings per common share
Continuing operations	$(8.41)	0.14	(11.24)	0.07
Discontinued operations	$0.04	—	0.05	—

Total diluted (loss) earnings per share	$(8.37)	0.14	(11.19)	0.07

10. Dividends
     On January 22, 2007, the Company’s Board of Directors declared a cash dividend of $0.02 per share on its Class A common stock and Class B common stock, which was paid to all shareholders of record on February 9, 2007. There were no other dividends declared in the nine months ended September 30, 2007.
11. Other Revenues
     For the three and nine months ended September 30, 2007, the Company revised other revenues to include lease/rental income, marketing fees and irrigation revenue which had been previously included in interest and other income and selling, general and administrative expenses. These revisions had no impact on net (loss) income or cash flows from operations. Additionally, as noted in note 2, certain amounts for the three and nine months ended September 30, 2007 associated with two of Core’s commercial leasing projects have been reclassified to income (loss) from discontinued operations. Prior periods have been reclassed to conform to the current presentation. The following table summarizes other revenues detail information (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Mortgage & title operations	$614	936	2,213	2,962
Lease/rental income	339	325	819	1,121
Marketing fees	304	320	1,400	919
Irrigation revenue	192	201	631	513

Total other revenues	$1,449	1,782	5,063	5,515

12. Income Taxes
     The Company adopted the provisions of FASB Interpretation No. 48 — “Accounting for Uncertainty in Income Taxes — an interpretation of FASB No. 109” (“FIN 48”) on January 1, 2007. FIN 48 provides guidance on recognition, measurement, presentation and disclosure in financial statements of uncertain tax positions that a company has taken or expects to take on a tax return. FIN 48 substantially changes the accounting policy for uncertain tax positions. As a result of the implementation of FIN 48, the Company recognized a decrease of $260,000 in the liability for unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007 balance of retained earnings. As of the adoption date, the Company had gross tax-affected unrecognized tax benefits of $2.0 million of which $0.2 million, if recognized, would affect the effective tax rate. There have been no significant changes to these amounts during the three and nine months ended September 30, 2007.

     The Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense. The Company had approximately $270,000 and $170,000 for the payment of interest and penalties accrued at September 30, 2007 and December 31, 2006, respectively.
     The Company files a consolidated federal income tax return and various state returns either on a consolidated basis or on a separate entity basis. With few exceptions, the Company is no longer subject to U.S. federal or state and local income tax examinations by tax authorities for tax years prior to 2003. In the first quarter of 2007, the Internal Revenue Service (IRS) commenced an examination of the Company’s U.S. income tax return for 2004, and the review is anticipated to be completed by the end of 2007. As of September 30, 2007, the IRS was in the process of its examination and the Company is unable to evaluate at this time whether additional tax payments will be required to be made upon the completion of the examination.
     The Company’s provision for income taxes is estimated to result in an effective tax rate of 8.4% in 2007 compared to 38.6% in 2006. The decrease in the effective tax rate in 2007 is a result of the Company’s recording of a valuation allowance for unrecoverable deferred tax assets. Due to significant impairment charges recorded in the nine months ended September 30, 2007, the expected timing of the future reversal of those impairment charges, and expected taxable losses in the foreseeable future, the Company does not believe at this time it will generate sufficient taxable income of the appropriate character in the future to realize any of the net deferred tax asset. At September 30, 2007, the Company has $105.4 million in gross deferred tax assets. After consideration of $25.2 million of deferred tax liabilities and the effect of available carry-back losses, a valuation allowance of $80.2 million was recorded. The increase in the valuation allowance from December 31, 2006 is $79.8 million.
     The Company anticipates generating $90.0 million of taxable losses in 2007 that may be utilized to offset taxable income generated during 2005 and 2006.
     In the three and nine months ended September 30, 2006, the Company had an effective tax rate of 32.0% and negative 27.3%, respectively, due to an adjustment of an over accrual of income tax expense corrected in the 2006 period in the amount of approximately $262,000.
     As noted in note 2, certain amounts, including the benefit (provision) for income tax, for the three and nine months ended September 30, 2006 associated with two of Core’s commercial leasing projects have been reclassified to income(loss) from discontinued operations.
13. Other Expenses and Interest and Other Income
     Other expenses and interest and other income are summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Other expenses
Title and mortgage operations	$576	615	1,471	1,857
Loss on disposal of fixed assets	536	—	536	—
Goodwill impairment	—	—	—	1,307

Total other expenses	$1,112	615	2,007	3,164

Interest and other income
Interest income	$704	807	2,115	2,301
Forfeited buyer deposits	1,937	740	5,835	832
Gain on sale of fixed assets	13	—	25	1,329
Other income	455	1	768	87

Total interest and other income	$3,109	1,548	8,743	4,549

     For the nine months ended September 30, 2006, the Company revised other expenses to exclude impairment charges which were reclassified to cost of sales. This revision was performed to conform to the year ended December 31, 2006 and the current period presentation. This revision has no impact on net loss or cash flows from operations.
     The Company recorded $1.9 million and $5.8 million in forfeited deposits in the three and nine months ended September 30, 2007, respectively, due to increased cancellations of home sale contracts.
     Goodwill acquired in a business combination and determined to have an infinite useful life is not amortized, but instead tested for impairment at least annually. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, the Company conducted, a review of the goodwill recorded in the Tennessee Homebuilding segment to determine whether the carrying value of goodwill exceeds the fair market value in the nine months ended September 30, 2006. The profitability and estimated cash flows of those operations had declined significantly, and the carrying value of the assets exceeded their market value. The Company used a discounted cash flow methodology to determine the amount of impairment resulting in a write-down of the goodwill of approximately $1.3 million in the nine months ended September 30, 2006 which represented the entire amount of goodwill.
14. Segment Reporting
     Operating segments are components of an enterprise about which separate financial information is available and which is regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has four reportable business segments: Primary Homebuilding, Tennessee Homebuilding, Land and Other Operations. The Company evaluates segment performance primarily based on pre-tax income. The information provided for segment reporting is based on management’s internal reports. The accounting policies of the segments are the same as those of the Company. Eliminations consist primarily of the elimination of sales and profits on real estate transactions between the Land and Primary Homebuilding segments, which were recorded based upon terms that management believes would be attained in an arm’s-length transaction. The presentation and allocation of assets, liabilities and results of operations may not reflect the actual economic costs of the segments as stand-alone businesses. If a different basis of allocation were utilized, the relative contributions of the segments might differ, but management believes that the relative trends in segments would likely not be impacted.
     The Company’s Homebuilding Division, which operates through Levitt and Sons, consists of the Primary Homebuilding segment and the Tennessee Homebuilding segment, while the Land segment consists of the operations of Core Communities. The Other Operations segment consists of the activities of Levitt Commercial, the operations of the Parent Company, earnings from investments in Bluegreen and other real estate investments and joint ventures.
     See Note 18 regarding the filing by Levitt and Sons and substantially all of its subsidiaries of a voluntary petition for relief under the Bankruptcy Code on November 9, 2007 which will effect segment reporting in subsequent periods.

     The following tables present segment information as of and for the three and nine months ended September 30, 2007 and 2006 (in thousands).

Three Months Ended	Primary	Tennessee		Other
September 30, 2007	Homebuilding	Homebuilding	Land	Operations	Eliminations	Total
Revenues
Sales of real estate	$112,885	9,339	757	—	(157)	122,824
Other revenues	614	—	711	258	(134)	1,449

Total revenues	113,499	9,339	1,468	258	(291)	124,273

Costs and expenses
Cost of sales of real estate	247,388	19,822	256	10,259	(2,385)	275,340
Selling, general and administrative expenses	19,252	1,552	4,152	6,776	(176)	31,556
Interest expense	—	—	829	—	(829)	—
Other expenses	575	—	—	536	1	1,112

Total costs and expenses	267,215	21,374	5,237	17,571	(3,389)	308,008

Earnings from Bluegreen Corporation	—	—	—	4,418	—	4,418
Interest and other income	2,274	25	1,354	285	(829)	3,109

(Loss) income from continuing operations before income taxes	(151,442)	(12,010)	(2,415)	(12,610)	2,269	(176,208)
Benefit (provision) for income taxes	1,866	(100)	728	4,594	(860)	6,228

(Loss) income from continuing operations	(149,576)	(12,110)	(1,687)	(8,016)	1,409	(169,980)
Discontinued operations:
Income from discontinued operations, net of tax	—	—	812	—	—	812

Net (loss) income	$(149,576)	(12,110)	(875)	(8,016)	1,409	(169,168)

Inventory of real estate	$355,349	32,317	212,704	4,507	(24,773)	580,104

Total assets	$405,553	37,172	329,538	146,083	(17,954)	900,392

Total debt	$353,391	25,086	131,679	98,993	—	609,149

Total liabilities	$486,493	44,457	196,918	59,458	(6,367)	780,959

Total shareholders’ equity (deficit)	$(80,940)	(7,285)	132,620	86,625	(11,587)	119,433

Three Months Ended	Primary	Tennessee		Other
September 30, 2006	Homebuilding	Homebuilding	Land	Operations	Eliminations	Total
Revenues
Sales of real estate	$104,538	18,099	8,302	—	—	130,939
Other revenues	936		543	325	(22)	1,782

Total revenues	105,474	18,099	8,845	325	(22)	132,721

Costs and expenses
Cost of sales of real estate	83,062	16,007	4,760	749	(58)	104,520
Selling, general and administrative expenses	18,599	2,736	3,273	7,070	—	31,678
Other expenses	615		—	—	—	615

Total costs and expenses	102,276	18,743	8,033	7,819	(58)	136,813

Earnings from Bluegreen Corporation	—	—	—	6,923	—	6,923
Interest and other income	740	45	284	478	1	1,548

Income (loss) from continuing operations before income taxes	3,938	(599)	1,096	(93)	37	4,379
(Provision) benefit for
income taxes	(1,519)	276	(427)	271	—	(1,399)

Income (loss) from continuing operations	2,419	(323)	669	178	37	2,980
Discontinued operations:
Loss from discontinued operations, net of tax	—	—	(7)	—	—	(7)

Net income (loss)	$2,419	(323)	662	178	37	2,973

Inventory of real estate	$599,975	59,662	183,199	20,084	(17,355)	845,565

Total assets	$619,715	62,132	249,794	195,791	(10,836)	1,116,596

Total debt	$368,950	39,304	66,036	108,084	—	582,374

Total liabilities	$490,523	56,892	114,077	103,316	(1,544)	763,264

Total shareholders’ equity	$129,192	5,240	135,717	92,475	(9,292)	353,332

Nine Months Ended	Primary	Tennessee		Other
September 30, 2007	Homebuilding	Homebuilding	Land	Operations	Eliminations	Total
Revenues
Sales of real estate	$340,202	39,844	3,451	6,574	(585)	389,486
Other revenues	2,213	—	2,494	693	(337)	5,063

Total revenues	342,415	39,844	5,945	7,267	(922)	394,549

Costs and expenses
Cost of sales of real estate	496,663	49,156	811	16,778	(3,566)	559,842
Selling, general and administrative expenses	58,348	5,416	11,421	21,940	(238)	96,887
Interest expense	—	—	1,851	—	(1,851)	—
Other expenses	1,470	—	—	536	1	2,007

Total costs and expenses	556,481	54,572	14,083	39,254	(5,654)	658,736

Earnings from Bluegreen Corporation	—	—	—	7,519	—	7,519
Interest and other income	6,475	77	3,414	933	(2,156)	8,743

(Loss) income from continuing operations before income taxes	(207,591)	(14,651)	(4,724)	(23,535)	2,576	(247,925)
Benefit (provision) for income taxes	11,680	824	1,701	7,500	(976)	20,729

(Loss) income from continuing operations	(195,911)	(13,827)	(3,023)	(16,035)	1,600	(227,196)
Discontinued operations:
Income from discontinued
operations, net of tax	—	—	917	—	—	917

Net (loss) income	$(195,911)	(13,827)	(2,106)	(16,035)	1,600	(226,279)

Inventory of real estate	$355,349	32,317	212,704	4,507	(24,773)	580,104

Total assets	$405,553	37,172	329,538	146,083	(17,954)	900,392

Total debt	$353,391	25,086	131,679	98,993	—	609,149

Total liabilities	$486,493	44,457	196,918	59,458	(6,367)	780,959

Total shareholders’ equity	$(80,940)	(7,285)	132,620	86,625	(11,587)	119,433

Nine Months Ended	Primary	Tennessee		Other
September 30, 2006	Homebuilding	Homebuilding	Land	Operations	Eliminations	Total
Revenues
Sales of real estate	$297,670	59,816	29,660	—	(6)	387,140
Other revenues	2,962		1,490	1,121	(58)	5,515

Total revenues	300,632	59,816	31,150	1,121	(64)	392,655

Costs and expenses
Cost of sales of real estate	235,430	57,497	17,497	2,047	(243)	312,228
Selling, general and administrative expenses	49,805	9,670	8,898	20,330	—	88,703
Other expenses	1,857	1,307	—	—	—	3,164

Total costs and expenses	287,092	68,474	26,395	22,377	(243)	404,095

Earnings from Bluegreen Corporation	—	—	—	9,026	—	9,026
Interest and other income	1,107	103	2,191	1,146	2	4,549

Income (loss) from continuing operations before income taxes	14,647	(8,555)	6,946	(11,084)	181	2,135
(Provision) benefit for income taxes	(5,650)	2,738	(2,613)	5,006	(64)	(583)

Income (loss) from continuing operations	8,997	(5,817)	4,333	(6,078)	117	1,552
Discontinued operations:
Income from discontinued operations, net of tax	—	—	24	—	—	24

Net income (loss)	$8,997	(5,817)	4,357	(6,078)	117	1,576

Inventory of real estate	$599,975	59,662	183,199	20,084	(17,355)	845,565

Total assets	$619,715	62,132	249,794	195,791	(10,836)	1,116,596

Total debt	$368,950	39,304	66,036	108,084	—	582,374

Total liabilities	490,523	56,892	114,077	103,316	(1,544)	763,264

Total shareholders’ equity	$129,192	5,240	135,717	92,475	(9,292)	353,332

     In the ordinary course of business certain inter-segment loans are entered into and interest is recorded at current borrowing rates. All interest expense and interest income associated with these inter-segment loans are eliminated in consolidation.
15. Parent Company Financial Statements
     The Company’s subordinated investment notes (the “Investment Notes”) and Junior Subordinated Debentures are direct unsecured obligations of the Parent Company, are not guaranteed by the Company’s subsidiaries and are not secured by any assets of the Company or its subsidiaries. The Parent Company has historically relied on dividends or management fees from its subsidiaries and earnings on its cash investments to fund its operations, including debt service obligations relating to the Investment Notes and Junior Subordinated Debentures, however, due to the funds raised in the recently completed rights offering, the dependence on payments from subsidiaries is substantially reduced. The Company would be restricted from paying dividends to its common shareholders in the event of a default on either the Investment Notes or Junior Subordinated Debentures.
     Some of the Company’s subsidiaries borrowed upon terms that, among other things, require the subsidiary to maintain certain financial ratios and a minimum net worth. These covenants may have the effect of limiting the amount of debt that the subsidiaries can incur in the future and restricting payments to the Parent

Company. See note 7 with respect to Levitt and Sons’ defaults under certain of its indebtedness and Note 18 with respect to Levitt and Sons’ Bankruptcy Cases. At September 30, 2007, Core Communities and the Other Operations segment were in compliance with all loan agreement financial covenants. As a result of the Bankruptcy Cases and other defaults under Levitt and Sons’ indebtedness, as well as the cessation of development activities in the Homebuilding Division, the Parent Company does not expect to receive additional payments from Levitt and Sons.
     Advances to Levitt and Sons at September 30, 2007 from Levitt Corporation totaled approximately $84.3 million. Of this amount, $3.3 million of advances made during the third quarter of 2007 were collateralized by a pledge of notes and mortgages receivable that resulted from seller financing on a land sale and mortgages assigned to Levitt and Sons as a result of the bankruptcy of a home mortgage lender. Subsequent to September 30, 2007, $2.8 million of the loan to Levitt Corporation was reduced in connection with the sale or maturity of the underlying notes and mortgages receivable. At September 30, 2007, Levitt Corporation had a negative investment in Levitt and Sons of $88.2 million. The advances and the investment in Levitt and Sons eliminate in consolidation. Due to the Bankruptcy Cases described in Note 18, Levitt Corporation anticipates it will de-consolidate Levitt and Sons as of November 9, 2007 and will continue to evaluate its investment in Levitt and Sons to determine the appropriate treatment based upon the realizability of the investment balance.
     As of September 30, 2007, the Parent Company had outstanding advances from Core Communities in the amount of $38.2 million which are also generally subordinated to loans from third party lenders. These advances eliminate in consolidation.
     The accounting policies for the Parent Company are generally the same as those policies described in the summary of significant accounting policies outlined in the Annual Report on Form 10-K/A Amendment No. 2. The Parent Company’s interest in its consolidated subsidiaries is reported under the equity method accounting for purposes of this presentation.
     The Parent Company unaudited condensed statements of financial condition at September 30, 2007 and December 31, 2006, and unaudited condensed statements of operations for the three and nine months ended September 30, 2007 and 2006 are shown below (in thousands):
Unaudited Condensed Statements of Financial Condition

	September 30,	December 31,
	2007	2006
Total assets	$226,971	454,074

Total liabilities	$107,538	110,835
Total shareholders’ equity	119,433	343,239

Total liabilities and shareholders’ equity	$226,971	454,074

Unaudited Condensed Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Earnings from Bluegreen Corporation	$4,418	6,923	7,519	9,026
Loss from real estate joint ventures	—	—	—	—
Other revenues	284	439	928	1,152
Costs and expenses	16,274	7,316	32,022	20,716

(Loss) income before income taxes	(11,572)	46	(23,575)	(10,538)
Benefit (provision) for income taxes	(4,594)	(187)	(7,868)	(4,765)

Net (loss) income before undistributed earnings from consolidated subsidiaries	(6,978)	233	(15,707)	(5,773)
(Deficit) earnings from consolidated subsidiaries, net of income taxes	(162,190)	2,740	(210,572)	7,349

Net (loss) income	$(169,168)	2,973	(226,279)	1,576

     Management fees received from subsidiaries for the nine months ended September 30, 2007 and 2006 were $13.1 million and $6.6 million respectively.
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
     Pursuant to the terms of a shared services agreement between the Company and BFC, certain administrative services, including human resources, risk management, and investor relations, are provided to the Company by BFC on a percentage of cost basis. The amounts paid for these services in the three and nine months ended September 30, 2007 were $198,000 and $539,000, respectively, and the amounts paid in the three and nine months ended September 30, 2006 were $174,000 and $669,000, respectively. The 2006 amounts included occupancy charges. These amounts may not be representative of the amounts that would be paid in an arms-length transaction.
     The Company maintains securities sold under repurchase agreements at BankAtlantic. The balances in its accounts at September 30, 2007 and September 30, 2006 were $2.0 million and $5.6 million, respectively. BankAtlantic paid interest to the Company on its accounts for the three and nine months ended September 30, 2007 of $33,000 and $102,000, respectively and for the three and nine months ended September 30, 2006 of $143,000 and $421,000, respectively.
     On October 1, 2007, the Company completed its rights offering to holders of common stock providing each holder the right to purchase 5.0414 shares of Class A common stock at $2.00 per share for each share of common stock held of record on August 27, 2007 on October 1, 2007 (as described in Note 18). BFC participated in this rights offering on the same terms as made available to all other shareholders. BFC was issued an aggregate of 16,602,712 basic subscription rights of which 10,457,130 and 6,145,582 are attributable to BFC’s holdings in the Company’s Class A and Class B Stock, respectively.
     By letter dated September 27, 2007 (“Letter Agreement”), BFC agreed, subject to certain limited exceptions, not to vote the 6,145,582 shares of Levitt’s Class A common stock that BFC acquired upon exercise of its subscription rights in the rights offering associated with BFC’s holdings in Levitt’s Class B common stock. The Letter Agreement provides that any future sale of shares of Levitt’s Class A common stock by BFC will reduce, on a share for share basis, the number of shares of Levitt’s Class A common stock that BFC has agreed not to vote. The 6,145,582 shares of Class A common stock represented approximately 3.4% of the vote in Levitt’s Class A common stock. BFC’s acquisition of the 16,602,712 shares of Levitt’s Class A common stock upon its exercise of its subscription rights increased BFC’s ownership interest in Levitt to 20.6% from 16.6% and increased BFC’s voting interest to 53.98% from 52.9%.

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
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (“SFAS 159”). FAS 159 permits companies to measure many financial instruments and certain other items at fair value. This Statement is effective for fiscal years beginning after November 15, 2007 (the Company’s fiscal year beginning January 1, 2008). The adoption of SFAS 159 is not expected to be material to the Company’s consolidated financial statements.
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
18. Subsequent events
Bankruptcy of Levitt and Sons
     On November 9, 2007, Levitt and Sons and substantially all of its subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Florida. Under Section 362 of the Bankruptcy Code, the filing of a bankruptcy petition automatically stays most actions against the Debtors, including most actions to collect pre-petition indebtedness or to exercise control of the property of the Debtors. Absent an order of the Bankruptcy Court, substantially all pre-petition liabilities will be subject to settlement under a plan of reorganization.
     The Office of United States Trustee, a division of the Department of Justice, will appoint an official committee of unsecured creditors (the “Creditors’ Committee”). The Creditors’ Committee and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court. If the Debtors file a plan of reorganization or liquidation, the rights and claims of various creditors and security holders will be determined by a plan of reorganization that is confirmed by the Bankruptcy Court. Under the priority rules established by the Bankruptcy Code, certain post-petition liabilities and pre-petition liabilities are given priority over pre-petition indebtedness and need to be satisfied before unsecured creditors or stockholders are entitled to any distribution.
     Reorganization Plan. In order to exit the Chapter 11 Bankruptcy Cases successfully, the Debtors would need to propose, and obtain confirmation by the Bankruptcy Court of, a plan of reorganization or liquidation (the “Reorganization Plan”) that satisfies the requirements of the Bankruptcy Code. As provided by the Bankruptcy Code, the Debtors initially have the exclusive right to solicit a plan. At this time, it is not possible to predict the precise effect of the reorganization process on Levitt and Sons’ business and creditors or when and if Levitt and Sons may emerge from bankruptcy nor is it possible to predict the effect of the Bankruptcy Cases and the reorganization process on Levitt Corporation and its results of operations, cash flows or financial condition, including those of its subsidiaries not included in the bankruptcy filing. No Reorganization Plan has been submitted to the Bankruptcy Court. A liquidating plan of reorganization is expected to be filed shortly after the filing.
     Chapter 7; Dismissal of the Bankruptcy Cases. If the Debtors fail to file a Reorganization Plan or if the Bankruptcy Court does not confirm a Reorganization Plan filed by the Debtors, one or more of the Debtors’ Bankruptcy Cases could be converted to cases under Chapter 7 of the Bankruptcy Code. Under Chapter 7, a trustee is appointed to collect the Debtors’ assets, reduce them to cash and distribute the proceeds to the Debtors’

creditors in accordance with the statutory scheme of the Bankruptcy Code. Alternatively, in the event the Debtors’ Reorganization Plan is not confirmed by the Bankruptcy Court, in lieu of conversion to Chapter 7, the Bankruptcy Court could dismiss one or more of the Debtors’ Bankruptcy Cases.
     It is likely that, in connection with a final Reorganization Plan, the liabilities of the Debtors will be found to exceed the fair value of their assets. This would result in claims being paid at less than 100% of their face value and the extinguishment of the equity interests of the pre-bankruptcy equity owners. At this time, it is not possible to predict the outcome of the bankruptcy proceedings.
     Accounting Impact. Based on this filing and the uncertainties surrounding the nature, timing and specifics of the bankruptcy proceedings, Levitt Corporation anticipates that it will de-consolidate Levitt and Sons as of November 9, 2007, eliminating all future operations from its financial results, and will prospectively account for any remaining investment in Levitt and Sons, net of any outstanding advances due from Levitt and Sons, as a cost method investment. Under cost method accounting, income would only be recognized to the extent of cash received in the future. At September 30, 2007, Levitt Corporation had a negative investment in Levitt and Sons of $88.2 million and there are outstanding advances due from Levitt and Sons of $84.3 million at Levitt Corporation resulting in a net negative investment of $3.9 million. After November 9, 2007, Levitt Corporation will continue to evaluate its cost method investment in Levitt and Sons to determine the appropriate treatment based upon the realizability of the investment balance.
Subscription rights offering
     On August 29, 2007, Levitt Corporation distributed to each holder of record of its Class A common stock and Class B common stock as of August 27, 2007 5.0414 subscription rights for each share of such stock owned on that date (the “Rights Offering”), or an aggregate of rights to purchase 200 million shares. The Rights Offering was priced at $2.00 per share, commenced on August 29, 2007 and was completed on October 1, 2007. Levitt Corporation received $152.8 million of proceeds in connection with the exercise of rights by its shareholders. As a result of the offering, Levitt Corporation issued an aggregate of 76,424,066 shares of the Company’s Class A common stock on October 1, 2007. The sale of the Company’s Class A common stock was $2.00 per share and the stock price on the October 1, 2007 closing date was $2.05 per share. As a result, there is a bonus element adjustment of 1.97% for all stockholders of record on August 29, 2007 and accordingly the number of weighted average shares of Class A common stock outstanding for basic and diluted (loss) earnings per share has been retroactively increased by 1.97% for all periods presented. See Note 9.
Reduction in force
     Subsequent to September 30, 2007, Levitt and Sons had reductions in workforce involving the termination of an additional 179 employees resulting in $1.5 million of severance charges which will be recorded in the fourth quarter. As a consequence of the filing of the Bankruptcy Cases on November 9, 2007, there are likely to be further reductions in force which to some extent will depend on the Reorganization Plan. On November 9, 2007, Levitt Corporation indicated that it will pay up to $5 million in the aggregate to terminated Levitt and Sons employees to supplement the limited termination benefits granted by Levitt and Sons to those employees. Levitt and Sons is restricted in the amount of termination benefits it can pay to its former employees by virtue of its filing under Chapter 11 of the United States Bankruptcy Court.
Acquisition of Carolina Oak Homes, LLC
     On October 23, 2007, Levitt Corporation acquired from Levitt and Sons all of the outstanding membership interests in Carolina Oak Homes, LLC, a South Carolina limited liability company (formerly known as Levitt and Sons of Jasper County, LLC) for the following consideration: (i) assumption of the outstanding principal balance of a loan in the amount of $34.1 million which is collateralized by a 150 acre parcel of land owned by Carolina Oak Homes, LLC located in Tradition, South Carolina, (ii) execution of a promissory note in the amount of $400,000 to serve as a deposit under a purchase agreement between Carolina Oak Homes, LLC and Core Communities of South Carolina, LLC and (iii) the assumption of specified payables in the amount of approximately $5.3 million. See note 7 for details of the loan outstanding and the assumption of this debt by Levitt Corporation. The principal asset in Carolina Oak Homes, LLC is a 150 acre parcel of land currently under development and located in Tradition, South Carolina.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The objective of the following discussion is to provide an understanding of the financial condition and results of operations of Levitt Corporation (“Levitt Corporation” or the “Company”) and its wholly owned subsidiaries as of and for the three and nine months ended September 30, 2007 and 2006. The Company may also be referred to as “we,” “us,” or “our.” Levitt Corporation engages in real estate activities through Levitt and Sons, LLC (“Levitt and Sons”), Core Communities, LLC (“Core Communities”) and other operations, which includes Levitt Commercial, LLC (“Levitt Commercial”), an investment in Bluegreen Corporation (“Bluegreen”) and investments in real estate projects through subsidiaries and joint ventures.
     Acquired in December 1999, Levitt and Sons is a developer of single family home and townhome communities for active adults and families in Florida, Georgia, Tennessee and South Carolina. Levitt and Sons operates in two reportable segments, Primary Homebuilding and Tennessee Homebuilding. On November 9, 2007, Levitt and Sons and substantially all of its subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Florida (“Bankruptcy Cases”). See Executive Overview and Part II. Item 1. Legal Proceedings.
     Core Communities develops master-planned communities and is currently developing Tradition, Florida, which is located in Port St. Lucie, Florida, and Tradition, South Carolina, which is located in Hardeeville, South Carolina. Tradition, Florida encompasses more than 8,200 total acres, including approximately five miles of frontage on Interstate 95 and 8.5 million square feet of commercial space, and Tradition, South Carolina currently encompasses approximately 5,400 acres for residential development and approximately 1.5 million square feet of commercial space. Levitt Commercial specializes in the development of industrial properties. Bluegreen, a New York Stock Exchange-listed company in which we own approximately 31% of the outstanding common stock, is engaged in the acquisition, development, marketing and sale of ownership interests in primarily “drive-to” vacation resorts, and the development and sale of golf communities and residential land.
     Some of the statements contained or incorporated by reference herein include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act” ), that involve substantial risks and uncertainties. Some of the forward-looking statements can be identified by the use of words such as “anticipate,” “believe,” “estimate,” “may,” “intend,” “expect,” “will,” “should,” “seek” or other similar expressions. Forward-looking statements are based largely on management’s expectations and involve inherent risks and uncertainties. In addition to the risks identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, you should refer to the other risks and uncertainties discussed throughout this Form 10-Q for specific risks which could cause actual results to be significantly different from those expressed or implied by those forward-looking statements. When considering those forward-looking statements, you should keep in mind the risks, uncertainties and other cautionary statements in this Form 10-Q. Some factors which may affect the accuracy of the forward-looking statements apply generally to the real estate industry, while other factors apply directly to us. Any number of important factors could cause actual results to differ materially from those in the forward-looking statements including: the impact of economic, competitive and other factors affecting the Company and its operations; the market for real estate in the areas where the Company has developments, including the impact of market conditions on the Company’s margins and the fair value of our real estate inventory; the impact of market conditions for commercial property and whether the factors negatively impacting the homebuilding industry and residential real estate will impact the market for commercial property; continued declines in the estimated fair value of our real estate inventory and the potential for further write-downs or impairment charges; the effects of increases in interest rates and availability of credit to buyers of our inventory; the realization of cost savings associated with reductions of workforce and the ability to limit overhead and costs commensurate with sales; the ability to obtain financing and to renew existing credit facilities on acceptable terms, if at all; the Company’s ability to access additional capital on acceptable terms, if at all; the risks and uncertainties inherent in bankruptcy proceedings and the inability to predict the effect of Levitt and Sons’ reorganization and/or liquidation process on Levitt Corporation and its results of operation and financial condition; Levitt and Sons’ ability to develop, prosecute, confirm and consummate a plan of reorganization or liquidation; Levitt and Sons’ ability, through the Chapter 11 process, to reach agreement with its lenders or other third parties to complete unfinished projects, homes and amenities, to consummate delayed closings or to otherwise maximize recovery for Levitt and Sons’ customers and creditors and the Company’s success at managing the risks involved in the foregoing. Many of these factors are beyond our control. The Company cautions that the foregoing factors are not exclusive.
Executive Overview
     Our operations are concentrated in the real estate industry, which is cyclical in nature. In addition, the majority of our inventory is located in the State of Florida. Until its filing for protection under the Bankruptcy Code on November 9, 2007, Levitt and Sons engaged in the sale of residential housing.
     Our ongoing operations include our land development business, Core Communities, which sells land to residential builders as well as to commercial developers, and internally develops commercial real estate and enters into lease arrangements with tenants. In addition, our Other Operations consist of an investment in Bluegreen, a New York Stock Exchange-listed company in which we own approximately 31% of the outstanding common stock. Bluegreen is engaged in the acquisition, development, marketing and sale of ownership interests in primarily “drive-to” vacation resorts, and the development and sale of golf communities and residential land.
Levitt and Sons
     The Homebuilding Division, which operates through Levitt and Sons, consists of two reportable operating segments, the Primary Homebuilding segment and the Tennessee Homebuilding segment. The homebuilding environment continued to deteriorate throughout 2007 as increased inventory levels combined with weakened consumer demand for housing and tightened credit requirements negatively affected sales, deliveries and margins throughout the industry. In the Tennessee Homebuilding segment, Levitt and Sons delivered significantly fewer homes in the first nine months of 2007, as compared to the same period of 2006 due to these difficult market conditions, and in both segments of our Homebuilding Division, Levitt and Sons experienced decreased orders and increased cancellation rates on homes in backlog.
     There has been a significant slowdown in the Florida market, and new orders in 2007 reflected a reduction in average sales price due to sales incentives and discounts. Average sales prices of deliveries, while higher than the prior year, were also significantly reduced in 2007 by discounts provided in an effort to avoid cancellations and encourage closings.
     The Homebuilding Division’s backlog at September 30, 2007 was substantially lower than the December 31, 2006 level. The value of the backlog decreased reflecting fewer units at lower average selling prices. The number of units in backlog decreased as the number of home closings exceeded new sales net of cancellations in the nine months ended September 30, 2007. In addition, sales prices have been impacted by downward pressure as pricing incentives are implemented industry-wide in an effort to generate sales in the face of a significant imbalance in housing supply and demand.
     Consistent with broader industry trends, in the three and nine months ended September 30, 2007, Levitt and Sons continued to experience further deterioration of demand in its markets. Excess supply, particularly in previously strong markets like Florida, in combination with a reduction in demand resulting from tightened credit requirements and reductions in credit availability, as well as buyers’ fears about the direction of the market, exerted downward pricing pressure for residential homes and land. Based on a project by project assessment of local market conditions, existing backlog and available remaining inventory, Levitt and Sons offered various sales incentives to our customers and aggressively reduced pricing in 2007 in an effort to increase sales. These actions led to downward pressure on current and future margins. There is no indication that market conditions will improve in the foreseeable future.
     Levitt and Sons engaged in discussions with its five principal lenders in which it sought to obtain meaningful concessions or agreements to restructure its outstanding indebtedness. No agreements or concessions were made that addressed either the short term or longer term cash flow requirements of Levitt and Sons or debt repayment. Levitt and Sons did not pay the approximately $2.6 million of interest payments due to its five lenders on October 10, 2007, and defaulted under the terms of its loan agreements. Due to the uncertainty regarding Levitt and Sons indebtedness and the continued deterioration of the homebuilding industry in general, and Levitt and Sons operations in particular, Levitt Corporation which had previously loaned Levitt and Sons approximately $84.3 million stopped funding the cash flow needs of this subsidiary. Levitt Corporation was unwilling to commit additional material loans to Levitt and Sons unless Levitt and Sons debt was restructured in a way which increased the likelihood that Levitt and Sons could generate sufficient cash to meet its future obligations and be positioned to address the long term issues it faced. Levitt and Sons ceased development at its projects at September 30, 2007 due to a lack of funding. $154.3 million and $217.6 million in impairment charges were recorded in the three and nine months ended September 30, 2007, respectively, due to the ceasing of development activities and the assessment of the market for various homebuilding projects. In addition, on September 20, 2007, Levitt and Sons reduced its workforce by 149 employees, and additional reductions in workforce involving 179 employees occurred subsequent to September 30, 2007. Severance charges of $1.2 million were recorded for the three months ended at September 30, 2007 related to the September reduction in force, and severance charges associated with the reductions subsequent to the September 30, 2007 are approximately $1.5 million.
     The downward trends in the homebuilding industry, the cash flow requirements of the Levitt and Sons projects and the absence of any meaningful concessions or modifications from Levitt and Sons’ lenders have led to Levitt and Sons’ insolvency. As a consequence, on November 9, 2007 the Debtors filed voluntary petitions for relief under the Bankruptcy Code. Under Section 362 of the Bankruptcy Code, the filing of a bankruptcy petition automatically stays most actions against the Debtors, including most actions to collect pre-petition indebtedness or to exercise control of the property of the Debtors. Absent an order of the Bankruptcy Court, substantially all pre-petition liabilities will be subject to settlement under a plan of reorganization.
     Based on this filing and the uncertainties surrounding the nature, timing and specifics of the bankruptcy proceedings, Levitt Corporation anticipates that it will de-consolidate Levitt and Sons as of November 9, 2007, eliminating all future operations from its financial results, and will prospectively account for any remaining investment in Levitt and Sons, net of any outstanding advances due from Levitt and Sons, as a cost method investment. Under cost method accounting, income would only be recognized to the extent of cash received in the future. At September 30, 2007, Levitt Corporation had a negative investment in Levitt and Sons of $88.2 million and there are outstanding advances due from Levitt and Sons of $84.3 million at Levitt Corporation resulting in a net negative investment of $3.9 million. After November 9, 2007, Levitt Corporation will continue to evaluate its cost method investment in Levitt and Sons to determine the appropriate treatment based upon the realizability of the investment balance.
Core Communities
     The Land Division generates revenue from land sales from two master planned communities: Tradition, Florida and Tradition, South Carolina. Tradition, Florida has been in active development for several years, while Tradition, South Carolina is in the early stage of development. Revenue is principally derived from the sale of land parcels. Additionally, the Land Division generates ancillary revenue from commercial leasing and provides irrigation services and marketing services to the homebuilders who purchase developed property in Core’s master planned communities. Core generated higher revenues from services in the current period compared to the prior period due to increased rental income associated with commercial leasing of certain properties and increased revenues relating to irrigation services provided to both homebuilders and the residents of Tradition, Florida.
     Tradition, Florida encompasses more than 8,200 total acres, including approximately 5,700 net saleable acres. Approximately 1,757 acres have been sold to date and 291 acres were subject to firm sales contracts with various purchasers as of September 30, 2007. Tradition, South Carolina, encompasses almost 5,400 total acres, including approximately 3,000 net saleable acres and is currently entitled for up to 9,500 residential units and 1.5 million square feet of commercial space, in addition to recreational areas, educational facilities and emergency services, and had no firm sales contracts as of September 30, 2007.
     Our Land division did not record any significant sales in the three and nine months ended September 30, 2007 as demand for residential inventory by homebuilders in Florida substantially decreased. In response, the Land Division has concentrated on seeking buyers for commercial property. In addition to sales of parcels to developers, the Land Division plans to continue to internally develop certain projects for leasing to third parties.

     It is expected that a higher percentage of revenue in the near term will come from sales of commercial property in Florida where the market for commercial property has to date remained relatively stable. In addition, the Land Division expects to realize increased revenues in the future arising from residential and commercial land sales in South Carolina as development on Tradition, South Carolina progresses.
     Due to the nature and size of individual land transactions, our Land Division results are subject to significant volatility. Although we have historically realized margins between 30.0% and 60.0% on Land Division sales, margins on land sales are likely to remain in the lower end of the historical range given the current downturn in the real estate markets and the significant decrease in demand in Florida. Margins will fluctuate based upon changing sales prices and costs attributable to the land sold. In addition to the impact of economic and market factors, the sales price and margin of land sold varies depending upon: the location; the parcel size; whether the parcel is sold as raw land, partially developed land or individually developed lots; the degree to which the land is entitled; and whether the designated use of land is residential or commercial. The cost of sales of real estate is dependent upon the original cost of the land acquired, the timing of the acquisition of the land, and the amount of land development, interest and real estate tax costs capitalized to the particular land parcel during active development. Allocations to cost of sales involve significant management judgment and include an estimate of future costs of development, which can vary over time due to labor and material cost increases, master plan design changes and regulatory modifications. Accordingly, allocations are subject to change based on factors which are in many instances beyond management’s control. Future margins will continue to vary based on these and other market factors.
     During the second quarter of 2007, Core Communities began soliciting bids from several potential buyers to purchase assets associated with two of Core’s commercial leasing projects. In June 2007, Core was reviewing bids that required management to have significant continuing involvement in these assets after the sale. As of September 30, 2007, management determined it is probable that Core will sell these projects and while Core may retain an equity interest in the properties and provide ongoing management services to a potential buyer, the anticipated level of continuing involvement is not expected to be significant. It is management’s intention to complete the sale of these assets by the first quarter of 2008. The assets are available for immediate sale in their present condition. However, Core has not entered into definitive agreements for the sale of these assets and there is no assurance that these sales will be completed in the timeframe expected by management or at all. Due to this decision, the projects and assets that are for sale have been classified as a discontinued operation for all periods presented in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), and its revenue and expenses are not included in the results of continuing operations for any periods presented in this Quarterly Report on Form 10-Q. The assets have been reclassified to assets held for sale and the related liabilities associated with these assets held for sale were also reclassified in the unaudited consolidated statements of financial condition. Prior period amounts have been reclassified to conform to the current year presentation. As of September 30, 2007, the carrying value of the subject net assets for sale was $19.5 million. This amount is comprised of total assets of $85.7 million less total liabilities of $66.2 million. Management has reviewed the net asset value and estimated the fair market value of the assets based on the bids received related to these assets and determined that these assets were appropriately recorded at the lower of cost or fair value less the costs to sell at September 30, 2007.
Other Operations
     On August 29, 2007, Levitt Corporation distributed to each holder of record of Levitt’s Class A common stock and Class B common stock as of August 27, 2007 5.0414 subscription rights for each share of such stock owned on that date (the “Rights Offering”), or an aggregate of rights to purchase 200 million shares. The Rights Offering was priced at $2.00 per share, commenced on August 29, 2007 and was completed on October 1, 2007. Levitt Corporation received $152.8 million of proceeds in connection with the exercise of rights by its shareholders. As a result of the offering, Levitt Corporation issued an aggregate of 76,424,066 shares of the Company’s Class A common stock on October 1, 2007. The proceeds will be used for general corporate purposes.
     As a result of the reduction in operating activity at Levitt and Sons projects, Levitt Corporation reduced its workforce by 25 employees on September 20, 2007. Levitt Corporation also evaluated its capitalized interest related to Levitt and Sons’ projects. As a result of the deterioration of market factors in the Levitt and Sons projects and the ceasing of development activity at the Levitt and Sons projects, $9.3 million of capitalized interest on the respective projects was deemed to also be impaired and was written off in the three and nine months ended September 30, 2007 in the Other Operations segment.

Financial and Non-Financial Metrics
     Performance and prospects are evaluated using a variety of financial and non-financial metrics. The key financial metrics utilized to evaluate historical operating performance include revenues from sales of real estate, margin (measured as revenues from sales of real estate minus cost of sales of real estate), margin percentage (measured as margin divided by revenues from sales of real estate), income before taxes, net income and return on equity. We also continue to evaluate and monitor selling, general and administrative expenses as a percentage of revenue. Non-financial metrics used to evaluate historical performance include the number and value of new orders executed, the number of cancelled contracts and resulting spec inventory, the number of housing starts and the number of homes delivered. In evaluating future prospects, management considers non-financial information such as the number of homes and acres in backlog (measured as homes or land subject to an executed sales contract) and the aggregate value of those contracts as well as cancellation rates of homes in backlog. The ratio of debt to shareholders’ equity and cash requirements are also considered when evaluating future prospects, as are general economic factors and interest rate trends. Each of the above metrics is discussed in the following sections as it relates to operating results, financial position and liquidity and were used in Levitt Corporation’s determination to suspend additional investment in Levitt and Sons. These metrics are not an exhaustive list, and management may from time to time utilize different financial and non-financial information or may not use all of the metrics mentioned above.
Critical Accounting Policies and Estimates
     Critical accounting policies are those policies that are important to the understanding of our financial statements and may also involve estimates and judgments about inherently uncertain matters. In preparing financial statements, management makes estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates require the exercise of judgment, as future events cannot be determined with certainty. Accordingly, actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in subsequent periods relate to revenue and cost recognition on percent complete projects, reserve and accruals, impairment reserves of assets, valuation of real estate, estimated costs to complete of construction, reserves for litigation and contingencies and deferred tax valuation allowances. The accounting policies that we have identified as critical to the portrayal of our financial condition and results of operations are: (a) inventory of real estate; (b) investments in unconsolidated subsidiaries; (c) homesite contracts and consolidation of variable interest entities; (d) revenue recognition; (e) capitalized interest; (f) income taxes, (g) impairment of long-lived assets and (h) accounting for stock-based compensation. For a more detailed discussion of these critical accounting policies see “Critical Accounting Policies” appearing in our Annual Report on Form 10-K/A Amendment No. 2 for the year ended December 31, 2006.
Inventory of real estate
     As of September 30, 2007, Levitt and Sons was in the process of attempting to negotiate with its lenders to obtain meaningful concessions or agreements to restructure its outstanding debt and determine if these lenders would fund the projects serving as collateral for their debt. As of that date, Levitt Corporation had indicated that it would not commit to make any additional material loans to Levitt and Sons unless Levitt and Sons was successful in obtaining acceptable concessions or restructuring agreements with its principal lenders. Without additional funding from the lenders or Levitt Corporation, Levitt and Sons will not be able to continue development of its projects. As a result, development activity was suspended at virtually all of Levitt and Sons’ homebuilding projects at the end of September 2007.

     At September 30, 2007, the real estate inventory was reviewed for impairment in accordance with SFAS No. 144. The further deterioration in the homebuilding market along with the disruption in the credit markets in the third quarter of 2007, have significantly adversely impacted the value of this inventory beyond previous expectations, causing us to re-assess all projects for impairment at September 30, 2007. The fair market value of the real estate inventory balance at September 30, 2007 was assessed on a project-by-project basis. As management has ceased development at the real estate projects at September 30, 2007, it was determined that each project should be reported at the lower of cost or fair market value. At September 30, 2007, the fair market value calculation was based on the following principles and assumptions:
➢	For projects representing land investments, where homebuilding activity has not yet begun (which consisted of seven projects in the Primary Homebuilding segment) valuation models were used. Management believes that these valuation models are the best evidence of fair value and were used as the basis for the measurement. The projects were analyzed and valued from the perspective of what a land developer would pay to acquire the projects. The analysis included an evaluation of the type of units that could be constructed and the selling price for such units. The projected land acquisition price was assumed to be financed with debt amounting to 75% of the purchase price at interest rates ranging from 10-15%. A 25% internal rate of return was assumed on the equity portion of the investment. If the suggested project fair value was lower than the carrying value of the real estate inventory at September 30, 2007, an impairment charge was recognized to reduce the carrying value of the project to the fair value.

➢	For projects with homes under construction, where development had ceased as of September 30, 2007 (which consisted of twelve projects in the Primary Homebuilding segment) cash flow models were used. These cash flows were determined based on the assumption of a third party completing these projects and achieving a reasonable expected rate of return on this inventory. The related unleveraged cash flow models projected future revenues and costs-to-complete and the sale of the remaining inventory based on the current status of each project. Many of these projects are in the early stages of development and, accordingly, the projections extend for four to seven years into the future, thereby increasing the inherent uncertainty in the projections. The cash flows used were updated in the third quarter of 2007 to reflect current market trends, current pricing strategies and cancellation trends. If the carrying amount of the project exceeded the present value of the cash flows from the project discounted using the weighted average cost of capital, an impairment charge was recognized to reduce the carrying value of the project to fair market value. Specific assumptions for projected unit sales and margin percentage in these cash flows include:
o	A 25% internal rate of return is assumed on the equity portion of the investment with a weighted average cost of capital of 15.4%;

o	for projects with single family or a mix of single family and townhome products (representing ten projects) the estimated average future sales prices was based on current sales prices with significant discounts and incentives continuing through 2009. Discounting activity is assumed to gradually diminish beginning in the second half of 2009 followed by average sales price increases ranging up to 4% in 2010 through 2012. All sales price increases are assumed to cease after 2012;

o	for projects with townhomes (representing two projects) no sales price increases or elimination of discounts were assumed due to market saturation in Florida;

o	estimated future construction and land development costs were kept relatively consistent with the level of projected deliveries throughout the entire project; and

o	estimates of average gross margin percentages ranged between 10% and 17% through 2010 and 17% and 21% in 2011 and beyond depending on the specific location of the project and the current backlog.

➢	Six projects in the Tennessee Homebuilding segment were under a letter of intent or draft contract at September 30, 2007. The fair value of such projects were assumed to be the contract price contemplated in the letters of intent or draft contracts. In calculating the fair market value, we estimated selling and closing costs of 2.5% to sell these properties.

➢	For the remaining 86 lots in backlog at September 30, 2007 in the Tennessee Homebuilding segment, any lots with projected losses were fully reserved.
     As a result of the above analysis, we recorded impairment charges of approximately $163.6 million in cost of sales in the three months ended September 30, 2007 for sixteen projects in the Primary Homebuilding segment, for eleven projects in the Tennessee Homebuilding segment and for capitalized interest in the Other Operations segment related to the projects in the Homebuilding Division that Levitt and Sons has ceased developing. No impairment charges were recorded in the three months ended September 30, 2006. In the nine months ended September 30, 2007 and 2006, impairment charges amounted to approximately $226.9 million and $4.7 million, respectively.
CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2007	2006	Change	2007	2006	Change
(In thousands)	(Unaudited)			(Unaudited)
Revenues
Sales of real estate	$122,824	130,939	(8,115)	389,486	387,140	2,346
Other revenues	1,449	1,782	(333)	5,063	5,515	(452)

Total revenues	124,273	132,721	(8,448)	394,549	392,655	1,894

Costs and expenses
Cost of sales of real estate	275,340	104,520	170,820	559,842	312,228	247,614
Selling, general and administrative expenses	31,556	31,678	(122)	96,887	88,703	8,184
Other expenses	1,112	615	497	2,007	3,164	(1,157)

Total costs and expenses	308,008	136,813	171,195	658,736	404,095	254,641

Earnings from Bluegreen Corporation	4,418	6,923	(2,505)	7,519	9,026	(1,507)
Interest and other income	3,109	1,548	1,561	8,743	4,549	4,194

(Loss) income from continuing operations before income taxes	(176,208)	4,379	(180,587)	(247,925)	2,135	(250,060)
Benefit (provision) for income taxes	6,228	(1,399)	7,627	20,729	(583)	21,312

(Loss) income from continuing operations	(169,980)	2,980	(172,960)	(227,196)	1,552	(228,748)
Discontinued operations:
Income (loss) from discontinued operations, net of tax	812	(7)	819	917	24	893

Net (loss) income	$(169,168)	2,973	(172,141)	(226,279)	1,576	(227,855)

For the Three Months Ended September 30, 2007 Compared to the Same 2006 Period:
     We had a consolidated net loss of $169.2 million for the three months ended September 30, 2007 as compared to net income of $3.0 million in the same period in 2006. The significant loss in the three months ended September 30, 2007 was primarily due to $163.6 million of impairment charges related to inventory of real estate of which $154.3 million is recorded in the Homebuilding Division and $9.3 million is recorded in the Other Operations segment related to capitalized interest. There was no impairment charges in the three months ended September 30, 2006. In addition, the reductions in force on September 20, 2007 resulted in $1.2 million of severance accruals being recorded in the three months ended September 30, 2007. In addition, the results for the three months ended September 30, 2007 were negatively impacted by lower sales of real estate from the Land Division and lower earnings associated with Bluegreen Corporation’s results as compared to the same period in 2006. These decreases were offset by an increase in interest and other income associated with the increased forfeited deposits realized by the Homebuilding Division.
     Revenues from sales of real estate decreased 6.2% to $122.8 million for the three months ended September 30, 2007 from $130.9 million for the same period in 2006. In the three months ended September 30, 2007, the Land Division sold two lots or approximately one acre compared to 29 acres sold in the same period in 2006. Additionally, Homebuilding Division revenues from sales of real estate also decreased slightly to $122.2 million during the three months ended September 30, 2007, compared to $122.6 million for the same period in 2006. During the three months ended September 30, 2007, 375 homes were delivered as compared to 403 homes delivered during the same period in 2006. The decreases in deliveries were offset by $8.0 million of revenue associated with land sales recorded by the Primary Homebuilding Division for the three months ended September 30, 2007.
     Other revenues decreased $333,000 to $1.4 million for the three months ended September 30, 2007, compared to $1.8 million during the same period in 2006. Other revenues in the Primary Homebuilding segment decreased due to lower revenues from our title company because we used an outside title broker for more closings in the 2007 period compared to the 2006 period due to the geographic location of the closings.
     Cost of sales of real estate increased $170.8 million to $275.3 million during the three months ended September 30, 2007, as compared to $104.5 million in the same period in 2006. Cost of sales increased despite the decrease in revenues from sales of real estate. The increase was due to impairment charges being recorded in an aggregate amount of $163.6 million in both of our segments of the Homebuilding Division and in the Other Operations segment during the three months ended September 30, 2007 compared to no impairment charges in the same period in 2006. Lastly, the increase in cost of sales is related to $7.7 million of costs of sales related to a land sale that occurred during the period. The increases in cost of sales were partially offset by lower cost of sales in the Land Division due to lower sales.
     Consolidated margin percentage declined during the three months ended September 30, 2007 to a negative margin of 124.2% compared to a margin of 20.2% in the three months ended September 30, 2006 primarily related to the impairment charges recorded. Consolidated gross margin excluding impairment charges was 9.0% compared to a gross margin of 20.2% for the same period in 2006. The decline was associated with significant discounts offered to reduce cancellations and encourage buyers to close and aggressive pricing discounts on spec units, and lower margin land sales that occurred in the three months ended September 30, 2007.
     Selling, general and administrative expenses decreased $122,000 to $31.6 million during the three months ended September 30, 2007 compared to $31.7 million during the same period in 2006. Selling, general and administrative expenses decreased as a result of decreased advertising costs and lower incentive compensation. The decrease in incentive compensation is attributable to the lower profitability of the Company and the reduction in force that occurred in the three months ended September 30, 2007. This decrease was offset by increased outside broker commissions, and increased operating expenses related to commercial leasing. The increase in outside broker costs is due to the increased use of outside brokers to direct buyers to our homebuilding communities, and the increase in expenses related to rental properties is attributable to costs associated with our commercial leasing operations that were not incurred in the prior year. Lastly, professional services remained flat. We incurred fees for advisory services being performed related to the Bankruptcy Cases that were filed on November 9, 2007 and associated legal and accounting fees for this activity. These fees were offset by a reduction in non-capitalizable consulting services which were performed in the three months ended September 30, 2006 related to the systems implementation that did not take place in the same period in 2007. As a percentage of total revenues, selling, general and administrative expenses increased to 25.4% during the three months ended September 30, 2007, from 23.9% during the same period in 2006 due to the decrease in total revenues.

     Interest incurred and capitalized totaled $13.2 million in the three months ended September 30, 2007 compared to $11.5 million for the same period in 2006. Interest incurred was higher due to higher outstanding balances of notes and mortgage notes payable, as well as increases in the average interest rate on our variable rate debt. At the time of home closings and land sales, the capitalized interest allocated to such inventory is charged to cost of sales. Cost of sales of real estate for the three months ended September 30, 2007 and 2006 included previously capitalized interest of approximately $7.6 million and $4.0 million, respectively.
     Other expenses increased $497,000 to $1.1 million for the three months ended September 30, 2007 from $615,000 for the same period in 2006. As part of the reduction in force discussed above, we vacated certain leased space. The increase in expense is attributable to expensing certain leasehold improvements in the Other Operations segment. The leasehold improvements related to this leased space will not be recovered and were written off in the three months ended September 30, 2007. The space is currently under a plan to be subleased and rental payments are expected to be recovered. There was no comparable charge in the same 2006 period.
     Bluegreen reported net income for the three months ended September 30, 2007 of $14.0 million, as compared to net income of $21.9 million for the same period in 2006. Our interest in Bluegreen’s earnings, net of purchase accounting adjustments, was $4.4 million for the three months ended September 30, 2007 period compared to our interest in Bluegreen’s earnings of $6.9 million for the same period in 2006.
     Interest and other income increased from $1.5 million during the three months ended September 30, 2006 to $3.1 million during the same period in 2007. This change was primarily related to higher forfeited deposits on cancelled contracts in our Homebuilding Division.
     The benefit for income taxes had an effective rate of 3.5% in the three months ended September 30, 2007 compared to 31.9% in the three months ended September 30, 2006. The decrease in the effective tax rate is a result of recording a valuation allowance in the three months ended September 30, 2007 for those deferred tax assets that are not expected to be recovered in the future. Due to the significant impairment charges recorded in the three months ended September 30, 2007, the expected timing of the reversal of those impairment charges, and expected taxable losses in the foreseeable future, we do not believe at this time we will have sufficient taxable income to realize all of the deferred tax assets. At September 30, 2007, we had $105.4 million in gross deferred tax assets. After consideration of $25.2 million of deferred tax liabilities and the ability to carryback losses, a valuation allowance of $80.2 million was recorded. The increase in the valuation allowance from December 2006 is $79.8 million.
     The income (loss) from discontinued operations, which comprises two commercial leasing projects at Core Communities increased $819,000 from a $7,000 loss in the three months ended September 30, 2006 to income of $812,000 for the three months ended September 30, 2007 The increase is due to increased commercial lease activity generating higher rental revenues.
For the Nine Months Ended September 30, 2007 Compared to the Same 2006 Period:
     We had a consolidated net loss of $226.3 million for the nine months ended September 30, 2007 as compared to net income of $1.6 million for the same period in 2006. The significant loss in the nine months ended September 30, 2007 was the result of recording $226.9 million of impairment charges related to inventory of real estate of which $217.6 million is recorded in the Homebuilding Division and $9.3 million is recorded in the Other Operations segment related to capitalized interest. This compares to $4.7 million of impairment charges being recorded in the nine months ended September 30, 2006. In addition, there were decreased sales of real estate and margins on sales of real estate by our Land Division and Other Operations, and higher selling, general and administrative expenses associated with all operations except in the Tennessee Homebuilding segment. In addition, Bluegreen Corporation’s earnings decreased during the nine months ended September 30, 2007 as compared to the same period in 2006. These decreases were slightly offset by an increase in interest and other income associated with the increased forfeited deposits realized by the Homebuilding Division.

     Revenues from sales of real estate increased to $389.5 million for the nine months ended September 30, 2007 from $387.1 million for the same period in 2006. This increase is attributable to higher sales of real estate in our Primary Homebuilding segment and Other Operations segment due to land sale revenue being recognized by the Homebuilding segments and Levitt Commercial recording 17 unit sales in the 2007 period. There were no land sales or Levitt commercial sales recorded in the same period in 2006. In addition, during the nine months ended September 30, 2007, 982 homes were delivered as compared to 958 homes delivered during the same period in 2006 in the Primary Homebuilding segment. These increases were slightly offset by a decrease in the sales of real estate for the Land Division for the nine months ended September 30, 2007 compared to the 2006 period. The Land Division sold approximately 2 acres in the nine months ended September 30, 2007 as compared to 134 acres in the same period in 2006. In addition, the Tennessee Homebuilding segment had a decrease in revenues from home sales as a result of delivering 134 homes at an average sales price of $208,000 in the nine months ended September 30, 2007 compared to delivering 276 homes at an average sales price of $217,000 for the same period in 2006.
     Other revenues decreased $452,000 to $5.1 million for the nine months ended September 30, 2007, compared to $5.5 million during the same period in 2006. Other revenues in the Primary Homebuilding segment decreased due to lower revenues from our title company because we used an outside title broker for more closings in the 2007 period compared to the 2006 period due to the geographic location of the closings.
     Cost of sales of real estate increased $247.6 million to $559.8 million during the nine months ended September 30, 2007, as compared to $312.2 million for the same period in 2006. The increase in cost of sales was due to the increased impairment charges recorded in an aggregate amount of $226.9 million compared to $4.7 million in the same period in 2006. In addition, included in cost of sales is $19.0 million associated with sales of land by both segments of the Homebuilding Division that management decided to not develop further, while there were no cost of sales in the corresponding period of 2006 due to no land sales in that period. These increases were offset by lower cost of sales due to fewer land sales recorded by the Land Division.
     Consolidated margin percentage declined during the nine months ended September 30, 2007 to a negative margin of 43.7% compared to a margin of 19.4% in the nine months ended September 30, 2006 primarily related to the impairment charges recorded in the Homebuilding Division and Other Operations segment. Consolidated gross margin excluding impairment charges was 14.5% in the nine months ended September 30, 2007 compared to a gross margin of 20.6% for the same period in 2006. The decline was associated with significant discounts offered in 2007 to reduce cancellations and encourage buyers to close and aggressive pricing discounts on spec units as well as a lower margin being earned on land sales.
     Selling, general and administrative expenses increased $8.2 million to $96.9 million during the nine months ended September 30, 2007 compared to $88.7 million during the same period in 2006 primarily as a result of higher employee compensation and benefits, increased outside broker commissions, increased advertising, increased depreciation and increased professional fees. The increase in employee compensation and benefits is mainly due to severance related charges in the amount of approximately $2.6 million related to reductions in force in our Primary Homebuilding and Other Operations segments in the nine months ended September 30, 2007 compared to $1.0 million in severance charges recorded in our Homebuilding Division in the same period in the prior year. The increase also relates to increased sales commissions related to increased homebuilding revenue and higher sales commission percentages being paid in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. The increase in outside broker costs and advertising was due to more aggressive efforts to direct buyers to our communities in a challenging homebuilding environment. Depreciation expense increased approximately $1.3 million due to the amortization of software costs in the nine months ended September 30, 2007 as well as the increased depreciation associated with Core Communities’ commercial assets. No software costs were amortized in the nine months ended September 30, 2006 as our new information technology system was not implemented until October 2006, and many of the commercial assets were put into use at the end of 2006. Lastly, fees for professional services increased relating to increased legal and accounting costs related to the proposed BFC merger which was cancelled in the third quarter of 2007 and costs associated with amendments to our Annual Report on Form 10-K for the year ended December 31, 2006 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007. In addition, professional fees were incurred related to the Bankruptcy Cases that were filed on November 9, 2007.

These professional fees were slightly offset by a reduction in non-capitalizable consulting services which were performed in the nine months ended September 30, 2006 related to the systems implementation. These increases were offset by lower selling, general and administrative costs in our Tennessee Homebuilding segment as average headcount and overhead spending decreased commensurate with the decrease in units under construction and in backlog. As a percentage of total revenues, selling, general and administrative expenses increased to 24.6% during the nine months ended September 30, 2007, from 22.6% during the same period in 2006.
     Interest incurred and capitalized totaled $38.9 million for the nine months ended September 30, 2007 compared to $29.1 million for the same period in 2006. Interest incurred was higher due to higher outstanding balances of notes and mortgage notes payable, as well as increases in the average interest rate on our variable-rate debt. At the time of home closings and land sales, the capitalized interest allocated to such inventory is charged to cost of sales. Cost of sales of real estate for the nine months ended September 30, 2007 and 2006 included previously capitalized interest of approximately $17.6 million and $9.7 million, respectively.
     Other expenses of $2.0 million decreased $1.2 million during the nine months ended September 30, 2007 from $3.2 million for the same period in 2006. The decrease was primarily attributable to the write-down of goodwill in the nine months ended September 30, 2006 of approximately $1.3 million associated with our Tennessee Homebuilding segment. In addition, title and mortgage expense decreased. Title and mortgage expense mostly relates to closing costs and title insurance costs for closings processed internally. These costs were lower in 2007 despite the increase in closings due to more closings handled by an outside title broker in the nine months ended September 30, 2007 compared to September 30, 2006. These decreases were slightly offset by the write-off of leasehold improvements in the nine months ended September 30, 2007, as discussed previously. There was no comparable charge in the period in 2006.
     Bluegreen reported net income for the nine months ended September 30, 2007 of $23.4 million, as compared to net income of $28.0 million for the same period in 2006. Our interest in Bluegreen’s earnings, net of purchase accounting adjustments, was $7.5 million for the 2007 period compared to $9.0 million for the same period in 2006.
     Interest and other income increased from $4.5 million during the nine months ending September 30, 2006 to $8.7 million during the same period in 2007. This change was primarily related to higher forfeited deposits on cancelled contracts in our Homebuilding Division.
     The benefit for income taxes had an effective rate of 8.4% in the nine months ended September 30, 2007 compared to 27.3% in the nine months ended September 30, 2006. The decrease in the effective tax rate is a result of recording a valuation allowance in the nine months ended September 30, 2007 for those deferred tax assets that are not expected to be recovered in the future. Due to the significant impairment charges recorded in the nine months ended September 30, 2007, the expected timing of the reversal of those impairment charges, and expected taxable losses in the foreseeable future, we do not believe at this time we will have sufficient taxable income to realize all of the deferred tax assets. At September 30, 2007, we had $105.4 million in gross deferred tax assets. After consideration of $25.2 million of deferred tax liabilities and the ability to carryback losses, a valuation allowance of $80.2 million was recorded. The increase in the valuation allowance from December 31, 2006 is $79.8 million.
     The income from discontinued operations, which comprises two commercial leasing projects at Core Communities, increased $893,000, from $24,000 for the nine months ended September 30, 2006 to $917,000 in the same period in 2007. The increase is due to increased commercial lease activity generating higher rental revenues.

PRIMARY HOMEBUILDING DIVISION RESULTS OF OPERATIONS

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2007	2006	Change	2007	2006	Change
(In thousands, except unit information)	(Unaudited)			(Unaudited)
Revenues
Sales of real estate	$112,885	104,538	8,347	340,202	297,670	42,532
Other revenues	614	936	(322)	2,213	2,962	(749)

Total revenues	113,499	105,474	8,025	342,415	300,632	41,783

Costs and expenses
Cost of sales of real estate	247,388	83,062	164,326	496,663	235,430	261,233
Selling, general and administrative expenses	19,252	18,599	653	58,348	49,805	8,543
Other expenses	575	615	(40)	1,470	1,857	(387)

Total costs and expenses	267,215	102,276	164,939	556,481	287,092	269,389

Interest and other income	2,274	740	1,534	6,475	1,107	5,368

(Loss) income before income taxes	(151,442)	3,938	(155,380)	(207,591)	14,647	(222,238)
Benefit (provision) for income taxes	1,866	(1,519)	3,385	11,680	(5,650)	17,330

Net (loss) income	$(149,576)	2,419	(151,995)	(195,911)	8,997	(204,908)

Homes delivered (units)	332	324	8	982	958	24
Construction starts (units)	181	432	(251)	558	1,218	(660)
Average selling price of homes delivered	$316	323	(7)	338	311	27
Margin percentage	(119.2%)	20.5%	(139.7%)	(46.0%)	20.9%	(66.9%)
Gross orders (units)	159	215	(56)	753	969	(216)
Gross orders (value)	$47,037	68,497	(21,460)	219,687	312,024	(92,337)
Cancellations (units)	102	81	21	352	166	186
Net orders (units)	57	134	(77)	401	803	(402)
Backlog of homes (units)	545	1,444	(899)	545	1,444	(899)
Backlog of homes (value)	$179,796	521,844	(342,048)	179,796	521,844	(342,048)
For the Three Months Ended September 30, 2007 Compared to the Same 2006 Period:
     The value of gross orders decreased to $47.0 million for the three months ended September 30, 2007, from $68.5 million for the same period in 2006 due to the decrease in gross orders and a decline in average sales price. During the three months ended September 30, 2007, gross orders of 159 units were offset by 102 cancellations resulting in a cancellation rate of 64%. During the three months ended September 30, 2006, gross orders of 215 units were offset by 81 cancellations resulting in a cancellation rate of 38%. Average sales prices of gross orders decreased to $296,000 for the three months ended September 30, 2007, from $319,000 in the same period in 2006. The decrease in the average sales prices of gross orders was the result of increased discounts on new orders and aggressive pricing on spec sales. Tightened credit requirements also made it increasingly difficult for our buyers to obtain financing. Construction starts decreased as compared to 2006 due to lower sales. The average sales price of the homes in backlog at September 30, 2007 decreased 9% to $330,000 from $361,000 at September 30, 2006.
     Revenues from sales of real estate increased 8.0% to $112.9 million during the three months ended September 30, 2007, compared to $104.5 million for the same period in 2006. The increase is primarily related to the $8.0 million of revenue recognized attributable to a sale of land that management decided to not develop further, while there was no land sales in the corresponding period of 2006. The increase in deliveries to 332 units during the three months ended September 30, 2007 compared to 324 homes delivered in the same period in 2006 was offset by a decline in the average sales prices of homes delivered from $323,000 in the three months ended September 30, 2006 to $316,000 in the three months ended September 30, 2007.
     Other revenues decreased $322,000 to $614,000 for the three months ended September 30, 2007, compared to the same period in 2006. Other revenues decreased due to lower revenues from our title company despite the higher number of closings because the Primary Homebuilding segment used an outside title broker for more closings in the three months ended September 30, 2007 compared to the same period in 2006 due to the geographic location of the closings.
     Cost of sales increased $164.3 million to $247.4 million during the three months ended September 30, 2007, compared to $83.1 million for the same period in 2006. The increase was primarily due to the increased impairment charges on inventory of real estate, an increase in cost of sales due to larger number of deliveries and an increase in cost of sales associated with the land sale that occurred in the three months ended September 30, 2007. Impairment charges were $143.9 million in the three months ended September 30, 2007 compared to no charges in the three months ended September 30, 2006.
     Margin percentage (which we define as sales of real estate minus cost of sales of real estate, divided by sales of real estate) declined to a negative 119.2% in the three months ended September 30, 2007 from 20.5% in the three months ended September 30, 2006 mainly attributable to impairment charges recorded in the three months ended September 30, 2007. Gross margin excluding impairments declined from 20.5% in the three months ended September 30, 2006 to 8.3% during the three months ended September 30, 2007. This decline was primarily attributable to significant discounts offered to reduce cancellations and encourage buyers to close, aggressive pricing on spec units, and lower margin generated on land sales.
     Selling, general and administrative expenses increased 3.5% to $19.3 million during the three months ended September 30, 2007, compared to $18.6 million during the same period in 2006 primarily as a result of higher compensation and benefits expense and higher outside broker fees offset in part by decreased advertising and marketing costs. The increase in compensation and benefits expense is related to severance related charges of approximately $1.2 million for the three months ended September 30, 2007 compared to $800,000 in the same period in 2006. The increase in outside broker costs is due to the increased use of outside brokers to direct buyers to our communities. These increases were offset by a decrease in advertising costs. As a percentage of total revenues, selling, general and administrative expense was approximately 17.0% for the three months ended September 30, 2007 compared to 17.6% for the same period in 2006.
     Other expenses were $575,000 during the three months ended September 30, 2007 compared to $615,000 for the same period in 2006. The decrease was due to title and mortgage expense decreasing. Title and mortgage expense mostly relates to closing costs and title insurance costs for closings processed internally. These costs were down despite the increase in closings due to more closings handled by an outside title broker in the three months ended September 30, 2007as opposed to September 30, 2006.
     Interest incurred and capitalized totaled $7.6 million and $7.1 million for the three months ended September 30, 2007 and 2006, respectively. Interest incurred increased as a result of a higher average debt balance for the three months ended September 30, 2007. At the time of home closings and land sales, the capitalized interest allocated to such inventory is charged to cost of sales. Cost of sales of real estate for the three months ended September 30, 2007 and 2006 included previously capitalized interest of approximately $6.1 million and $2.5 million, respectively.
     Interest and other income increased from $740,000 during the nine months ended September 30, 2006 to $2.3 million during the same period in 2007. This change was primarily related to an increase in forfeited deposits of $1.2 million resulting from increased cancellations of home sale contracts.

     Nine Months Ended September 30, 2007 Compared to the Same 2006 Period:
     The value of gross orders decreased to $219.7 million for the nine months ended September 30, 2007, from $312.0 million during the same period in 2006 due to the decrease in gross orders and a decline in average selling price. During the nine months ended September 30, 2007, gross orders of 753 units were offset by 352 cancellations resulting in a cancellation rate of 47%. During the nine months ended September 30, 2006, gross orders of 969 units were offset by 166 cancellations resulting in a cancellation rate of 17%. Average sales prices of gross orders declined to $292,000 for the nine months ended September 30, 2007, from $322,000 in the same period in 2006. The decrease in the average sales price of gross orders was the result of increased discounts on new orders, and aggressive pricing on spec sales. Tightened credit requirements have also made it increasingly difficult for our buyers to obtain financing.
     Revenues from sales of real estate increased 14.3% or $42.5 million to $340.2 million during the nine months ended September 30, 2007, from $297.7 million during the same period in 2006. During the nine months ended September 30, 2007, 982 homes were delivered compared to 958 homes delivered during the same period in 2006. There was also an increase in the average sales price on homes delivered to $338,000 for the nine months ended September 30, 2007, compared with $311,000 during the same period in 2006 due to deliveries from higher priced communities. Additionally during the nine months ended September 30, 2007 land sales of $8.0 million were recorded with no comparable sales in the same 2006 period.
     Other revenues decreased $749,000 to $2.2 million for the nine months ended September 30, 2007, compared to $3.0 million during the same period in 2006. Other revenues in the Primary Homebuilding segment decreased due to lower revenues from our title company despite the higher number of closings because we used an outside title broker for more closings in the nine months ended September 30, 2007 compared to the same period in 2006 due to the geographic location of the closings.
     Cost of sales increased to $496.7 million during the nine months ended September 30, 2007, compared to $235.4 million for the same period in 2006. The increase was due to the increased impairment charges related to inventory of real estate, an increase in cost of sales due to larger number of deliveries and an increase in cost of sales associated with the land sale that occurred in the three months ended September 30, 2007. Impairment charges were $206.4 million in the nine months ended September 30, 2007 compared to no impairment charges in the same period in 2006.
     Margin percentage (defined as sales of real estate minus cost of sales of real estate, divided by sales of real estate) declined to a negative 46.0% in the nine months ended September 30, 2007 from 20.9% in the nine months ended September 30, 2006 mainly attributable to the impairment charges recorded in the nine months ended September 30, 2007. Margin percentage excluding impairments declined from 20.9% in the nine months ended September 30, 2006 to 14.7% during the nine months ended September 30, 2007. This decline was primarily attributable to significant discounts offered to reduce cancellations and encourage buyers to close, and aggressive pricing discounts on spec units as well as lower margin earned on the $8.0 million land sale mentioned above.
     Selling, general and administrative expenses increased 17.2% to $58.3 million during the nine months ended September 30, 2007, compared to $49.8 million in the same period in 2006 primarily as a result of higher employee compensation and benefits expense, higher broker commissions, and increased advertising costs. The increase in employee compensation and benefits expense was due to severance related charges of approximately $2.6 million compared to $800,000 in severance charges in the nine months ended September 30, 2006. Other increases in employee compensation and benefits include increased sales commissions related to increased deliveries and higher sales commission percentages being paid in the nine months ended September 30, 2007 compared to the same period in 2006. The increase in advertising and outside broker costs was due to increased advertising and the use of outside brokers to direct potential buyers to our communities. As a percentage of total revenues, selling, general and administrative expense was approximately 17.0% for the nine months ended September 30, 2007 compared to 16.6% for the same period in 2006.
     Interest incurred and capitalized totaled $23.2 million and $17.5 million for the nine months ended September 30, 2007 and 2006, respectively. Interest incurred increased as a result of a higher average debt balances for the nine months ended September 30, 2007 as compared to the same 2006 period, as well as increases in the average interest rate on our variable-rate debt. At the time of home closings and land sales, the capitalized interest allocated to such inventory is charged to cost of sales. Cost of sales of real estate for the nine months ended September 30, 2007 and 2006 included previously capitalized interest of approximately $13.9 million and $6.1 million, respectively.
     Interest and other income increased from $1.1 million during the nine months ended September 30, 2006 to $6.5 million during the same period in 2007. This change was primarily related to an increase in forfeited deposits of $5.1 million resulting from increased cancellations of home sale contracts, offset in part by a decrease in interest income.
TENNESSEE HOMEBUILDING DIVISION RESULTS OF OPERATIONS

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2007	2006	Change	2007	2006	Change
(In thousands, except unit information)	(Unaudited)			(Unaudited)
Revenues
Sales of real estate	$9,339	18,099	(8,760)	39,844	59,816	(19,972)

Total revenues	9,339	18,099	(8,760)	39,844	59,816	(19,972)

Costs and expenses
Cost of sales of real estate	19,822	16,007	3,815	49,156	57,497	(8,341)
Selling, general and administrative expenses	1,552	2,736	(1,184)	5,416	9,670	(4,254)
Other expenses	—	—	—	—	1,307	(1,307)

Total costs and expenses	21,374	18,743	2,631	54,572	68,474	(13,902)

Interest and other income	25	45	(20)	77	103	(26)

Loss before income taxes	(12,010)	(599)	(11,411)	(14,651)	(8,555)	(6,096)
(Provision) benefit for income taxes	(100)	276	(376)	824	2,738	(1,914)

Net loss	$(12,110)	(323)	(11,787)	(13,827)	(5,817)	(8,010)

Homes delivered (units)	43	79	(36)	134	276	(142)
Construction starts (units)	55	51	4	167	187	(20)
Average selling price of homes delivered	$196	229	(33)	207	217	(10)
Margin percentage	(112.2%)	11.6%	(123.8%)	(23.4%)	3.9%	(27.2%)
Gross orders (units)	47	93	(46)	216	347	(131)
Gross orders (value)	$10,649	19,535	(8,886)	47,283	70,892	(23,609)
Cancellations (units)	55	31	24	118	116	2
Net orders (units)	(8)	62	(70)	98	231	(133)
Backlog of homes (units)	86	148	(62)	86	148	(62)
Backlog of homes (value)	$17,608	32,745	(15,137)	17,608	32,745	(15,137)
For the Three Months Ended September 30, 2007 Compared to the Same 2006 Period:
     The value of gross orders decreased to $10.6 million for the three months ended September 30, 2007, from $19.5 million for the same period in 2006 due to the decrease in the number of gross orders and a decline in the average selling price. During the three months ended September 30, 2007, gross orders of 47 units were offset by 55 cancellations resulting in a cancellation rate of 117%. During the three months ended September 30, 2006, gross orders of 93 were offset by 31 cancellations resulting in a cancellation rate of 33%. Average sales prices of gross orders increased to $227,000 for the three months ended September 30, 2007, compared with $210,000 in the same period in 2006. The decrease in gross orders was the result of continuing slow market conditions as traffic trended downward and conversion rates slowed, as well as reduced inventory available for sale as we wind down our Tennessee operations. Tightened credit requirements have also made it increasingly difficult for our buyers to obtain financing. At September 30, 2007, 86 homes remained in backlog with 74 of those units under construction.
     Revenues from sales of real estate decreased to $9.3 million during the three months ended September 30, 2007, compared to $18.1 million during the same 2006 period. During the three months ended September 30, 2007, 43 homes were delivered at an average sales price of $196,000 as compared to 79 homes delivered at an average price of $229,000 during the three months ended September 30, 2006. The decrease in the average price of homes delivered was due to the mix of homes delivered in the quarter and downward pricing pressures, reflecting the downturn in the homebuilding market. Additionally included in revenue is approximately $1.0 million in lot sales occurring in the three months ended September 30, 2007.
     Cost of sales increased 23.8% to $19.8 million during the three months ended September 30, 2007 compared to $16.0 million during the same period in 2006 due to increased impairment charges related to inventory offset by a decrease in cost of sales due to the decrease in home deliveries. Impairment charges were $10.5 million in the three months ended September 30, 2007 compared to no charges in the three months ended September 30, 2006.
     Margin percentage decreased to a negative margin of 112.2% in the three months ended September 30, 2007 compared to a margin of 11.6% in the three months ended September 30, 2006. This decrease in margin percentage was primarily attributable to impairment charges of $10.5 million recorded in the three months ended September 30, 2007. There were no impairment charges recorded in the same period in 2006. Margin percentage excluding impairments declined from 11.6% during the three months ended September 30, 2006 to a negative margin of 0.2% during the three months ended September 30, 2007 due to lower selling prices.
     Selling, general and administrative expenses decreased $1.2 million to $1.6 million during the three months ended September 30, 2007 compared to $2.7 million during the same period in 2006 primarily as a result of lower employee compensation and benefits, decreased broker commission costs and decreased advertising and marketing costs. The decrease in employee compensation and benefits is mainly due to the decrease in average headcount for the three months ended September 30, 2007, compared to the same period in 2006. Decreased broker commission costs were due to fewer deliveries in the three months ended September 30, 2007 compared to the same period in 2006. The decreases associated with marketing and advertising are attributable to a reduced emphasis on advertising in the Tennessee market.
     Interest incurred and capitalized totaled approximately $521,000 and $596,000 for the three months ended September 30, 2007 and 2006, respectively. At the time of home closings and land sales, the capitalized interest allocated to such inventory is charged to cost of sales. Cost of sales of real estate for the three months ended September 30, 2007 and 2006 included previously capitalized interest of approximately $485,000 and $583,000, respectively.
For the Nine Months Ended September 30, 2007 Compared to the Same 2006 Period:
     The value of gross orders decreased to $47.3 million for the nine months ended September 30, 2007, from $70.9 million for the same period in 2006 due to the decrease in the number of gross orders. During the nine months ended September 30, 2007, gross orders of 216 units were offset by 118 cancellations resulting in a cancellation rate of 55%. During the nine months ended September 30, 2006, gross orders of 347 were offset by 116 cancellations resulting in a cancellation rate of 33%. The decrease in gross orders was the result of continuing slow market conditions as traffic trended downward and conversion rates slowed, as well as reduced inventory available for sale and tightened credit requirements. These decreases were slightly offset by an increase in average selling price due to the product mix of orders that were sold in the nine months ended September 30, 2007 which were at higher priced communities compared to the same period in 2006. Average sales prices of gross orders increased to $219,000 for the nine months ended September 30, 2007 from $204,000 in the same period in 2006.

     Revenues from sales of real estate decreased to $39.8 million during the nine months ended September 30, 2007, from $59.8 million during the same period in 2006. During the nine months ended September 30, 2007, 134 homes were delivered at an average sales price of $207,000 as compared to 276 homes delivered at an average price of $217,000 during the nine months ended September 30, 2006. While the average sales prices of homes delivered in 2007 remained relatively consistent with 2006, home sales revenue decreased significantly due to fewer homes delivered. This decrease was offset by an increase of $11.1 million of revenue recognized related to a sale that occurred in the nine months ended September 30, 2007 of land that management decided to not develop further. There were no land sales in the corresponding 2006 period. Additionally, included in revenues are certain lot sales occurring in the nine months ended September 30, 2007.
     Cost of sales of real estate decreased 14.5% to $49.2 million during the nine months ended September 30, 2007, as compared to $57.5 million during the same period in 2006 due to a decrease in home deliveries. The decrease in home deliveries was offset by increased impairment charges related to inventory, and increased cost of sales associated with land sales. Included in cost of sales in the nine months ended September 30, 2007 was $11.1 million associated with land sales with no land sales in the same period in 2006. In addition, impairment charges increased $6.5 million from $4.7 million in the nine months ended September 30, 2006 to $11.2 million in the nine months ended September 30, 2007.
     Margin percentage decreased to a negative margin of 23.4% in the nine months ended September 30, 2007 from 3.9% in the nine months ended September 30, 2006. The decrease in margin percentage was primarily attributable to impairment charges, which increased by $6.5 million in the nine months ended September 30, 2007 compared to the same period in 2006. Margin percentage excluding impairment charges declined from 11.8% during the nine months ended September 30, 2006 to 4.8% during the three months ended September 30, 2007 due to the mix of homes delivered with lower average selling prices and minimal to no margin being generated on the land or lot sales that occurred during the period.
     Selling, general and administrative expenses decreased $4.3 million to $5.4 million during the nine months ended September 30, 2007 compared to $9.7 million during the same period in 2006 primarily as a result of lower employee compensation and benefits, decreased broker commission costs and decreased advertising and marketing costs. The decrease in employee compensation and benefits is mainly due to the decrease in the average headcount from September 30, 2006 to September 30, 2007. Decreased broker commission costs were due to lower revenues generated in the nine months ended September 30, 2007 compared to the same period in 2006. The decreases associated with marketing and advertising are attributable to a decreased focus on advertising in the Tennessee market.
     Other expenses were not recorded in the nine months ended September 30, 2007 compared to $1.3 million in the same period in 2006. Other expenses in the nine months ended September 30, 2006 reflect the write-off of $1.3 million in goodwill.
     Interest incurred and capitalized totaled approximately $1.6 million and $2.0 million for the nine months ended September 30, 2007 and 2006, respectively. At the time of home closings and land sales, the capitalized interest allocated to such inventory is charged to cost of sales. Cost of sales of real estate for the nine months ended September 30, 2007 and 2006 included previously capitalized interest of approximately $1.2 million and $1.5 million, respectively.

LAND DIVISION RESULTS OF OPERATIONS

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
	2007	2006	Change	2007	2006	Change
(In thousands, except acres
information)	(Unaudited)			(Unaudited)
Revenues
Sales of real estate	$757	8,302	(7,545)	3,451	29,660	(26,209)
Other revenues	711	543	168	2,494	1,490	1,004

Total revenues	1,468	8,845	(7,377)	5,945	31,150	(25,205)

Costs and expenses
Cost of sales of real estate	256	4,760	(4,504)	811	17,497	(16,686)
Selling, general and administrative expenses	4,152	3,273	879	11,421	8,898	2,523
Interest expense	829	—	829	1,851	—	1,851

Total costs and expenses	5,237	8,033	(2,796)	14,083	26,395	(12,312)

Interest and other income	1,354	284	1,070	3,414	2,191	1,223

(Loss) income from continuing operations before income taxes	(2,415)	1,096	(3,511)	(4,724)	6,946	(11,670)
Benefit (provision) for income taxes	728	(427)	1,155	1,701	(2,613)	4,314

(Loss) income from continuing operations	(1,687)	669	(2,356)	(3,023)	4,333	(7,356)
Discontinued operations:
Income (loss) from discontinued operations, net of tax	812	(7)	819	917	24	893

Net (loss) income	$(875)	662	(1,537)	(2,106)	4,357	(6,463)

Acres sold	1	29	(28)	2	134	(132)
Margin percentage	66.2%	42.7%	23.5%	76.5%	41.0%	35.5%
Unsold saleable acres (a)	6,717	7,109	(392)	6,717	7,109	(392)
Acres subject to sales contracts — third parties	291	69	222	291	69	222
Aggregate sales price of acres subject to sales contracts to third parties	$92,451	20,281	72,170	92,451	20,281	72,170

(a)	Includes approximately 62 acres related to assets held for sale as of September 30, 2007
For the Three Months Ended September 30, 2007 Compared to the Same 2006 Period:
     Revenues from sales of real estate decreased 90.1% to $757,000 during the three months ended September 30, 2007, compared to $8.3 million during the same period in 2006. Revenues for the three months ended September 30, 2007 were comprised of “look back” provisions of $177,000 compared to $231,000 in the three months ended September 30, 2006. “Look back” revenue relates to incremental revenue received from homebuilders based on the final resale price to the homebuilder’s customer. Certain of the Land Division’s contracts contain these provisions. In the three months ended September 30, 2007, we also recognized deferred revenue on previously sold bulk land and residential lots totaling approximately $274,000, of which $156,000 was related to the sales to the Primary Homebuilding segment and is eliminated in consolidation. In addition, in the three months ended September 30, 2007, we sold two residential lots encompassing approximately one acre in Tradition, South Carolina with a gross sales price of $418,000, in which we recognized revenue of $306,000 and deferred $112,000 based on percentage of completion accounting. In the three months ended September 30, 2006, 29 acres were sold in Tradition, Florida in which we recognized revenue of $8.1 million. In 2007, demand for residential land in Tradition, Florida continues to slow dramatically. Management continues to focus on commercial land sales and the leasing and development of its retail centers for which there has been more demand. At Tradition, South Carolina, management is completing the development of the initial phases and expects a marketing launch in the spring of 2008.
     Other revenues increased $168,000 to $711,000 for the three months ended September 30, 2007, compared to $543,000 during the same period in 2006. This was due to increased revenues relating to irrigation services provided to both homebuilders and the residents of Tradition, Florida, and marketing income associated with Tradition, Florida.
     Cost of sales of real estate decreased $4.5 million to $256,000 during the three months ended September 30, 2007, as compared to $4.8 million for the same period in 2006 due to the decrease in sales of real estate.
     Margin percentage increased to 66.2% in the three months ended September 30, 2007 from 42.7% in the three months ended September 30, 2006. The increase in margin is primarily due to 100% margin being realized on “lookback” revenue because the costs were fully expensed at the time of closing. The increased margin attributable to lookback revenue was slightly offset by a lower margin on the lot sales in South Carolina in the three months ended September 30, 2007 of 35.0% compared to a margin of 40.9% on the land sold in the three months ended September 30, 2006.
     Selling, general and administrative expenses increased 26.9% to $4.2 million during the three months ended September 30, 2007 compared to $3.3 million in the same period in 2006. The increase is the result of higher employee compensation and benefits and other general and administrative costs. The number of employees increased to 68 at September 30, 2007, from 63 at September 30, 2006, as additional personnel were added to support development activity in Tradition, South Carolina. In addition, general and administrative costs increased related to increased expenses associated with our commercial leasing activities and increased payments to property owners associations.
     Interest incurred for the three months ended September 30, 2007 and 2006 was $3.0 million and $1.7 million, respectively. Interest capitalized totaled $2.2 million for the three months ended September 30, 2007 as compared to $1.7 million during the same period in 2006. The difference in the interest incurred and capitalized which is included in interest expense in the three months ended September 30, 2007 of approximately $829,000 was attributable to funds borrowed by Core Communities but then loaned to Levitt Corporation. The capitalization of this interest occurred at the consolidated eliminations level and all intercompany interest expense and income was eliminated on a consolidated basis. Interest incurred was higher due to higher outstanding balances of notes and mortgage notes payable and due to an increase in the average interest rate on variable-rate debt. Most of Core Communities’ variable-rate debt is indexed to various LIBOR rates, which averaged lower rates in the nine months ended September 30, 2006 compared to the same period September 30, 2007. Cost of sales of real estate for the three months ended September 30, 2007 did not include any previously capitalized interest, as compared to $151,000 for the three months ended September 30, 2006.
     Interest and other income increased from $284,000 during the three months ending September 30, 2006 to $1.4 million during the same period in 2007. The increase primarily relates to $829,000 in inter-segment interest income associated with the aforementioned intercompany loan to Levitt Corporation which is eliminated in consolidation.
     The income (loss) from discontinued operations net of tax, which comprises two commercial leasing projects at Core Communities increased $819,000 from a $7,000 loss in the three months ended September 30, 2006 to income of $812,000 for the three months ended September 30, 2007 The increase is due to increased commercial lease activity generating higher rental revenues.

     For the Nine Months Ended September 30, 2007 Compared to the Same 2006 Period:
     Revenues from sales of real estate decreased 88.4% to $3.5 million during the nine months ended September 30, 2007, compared to $29.7 million during the same period in 2006. Revenues for the nine months ended September 30, 2007 included “look back” provisions of $1.4 million compared to $321,000 in the nine months ended September 30, 2006. We also recognized deferred revenue on previously sold bulk land and residential lots totaling approximately $1.3 million, of which $584,000 related to sales to the Primary Homebuilding segment and is eliminated in consolidation. In addition, in the nine months ended September 30, 2007 we sold five residential lots encompassing approximately two acres in Tradition, South Carolina with a gross sales price of $1.0 million, in which we recognized revenue of $734,000 and deferred $270,000 based on percentage of completion accounting. In the nine months ended September 30, 2006, 134 acres were sold in Tradition, Florida in which we recognized revenue of $29.3 million. In 2007, demand for residential land in Tradition, Florida continues to slow dramatically. Management continues to focus on commercial land sales and the leasing and development of its retail centers for which there has been more demand. At Tradition, South Carolina, management is completing the development of the initial phases and expects a marketing launch in the spring of 2008.
     Other revenues increased $1.0 million to $2.5 million for the nine months ended September 30, 2007, compared to $1.5 million during the same period in 2006. This was due to increased revenues related to irrigation services provided to both homebuilders and the residents of Tradition, Florida, and marketing income associated with Tradition, Florida.
     Cost of sales decreased $16.7 million to $811,000 during the nine months ended September 30, 2007, as compared to $17.5 million for the same period in 2006 due to the decrease in sales of real estate.
     Margin percentage increased to 76.5% in the nine months ended September 30, 2007 from 41.0% in the nine months ended September 30, 2006. The increase in margin is primarily due to 100% margin being realized on “lookback” revenue because the costs were fully expensed at the time of closing. The increased margin attributable to lookback revenue was slightly offset by a lower margin on the land sales in Tradition, South Carolina in the nine months ended September 30, 2007 of 33.4% compared to a margin of 40.5% on the land sold in the nine months ended September 30, 2006.
     Selling, general and administrative expenses increased 28.4% to $11.4 million during the nine months ended September 30, 2007 compared to $8.9 million in the same period in 2006. The increase is the result of higher employee compensation and benefits and other general and administrative costs. The number of employees increased to 68 at September 30, 2007, from 63 at September 30, 2006, as additional personnel were added to support development activity in Tradition, South Carolina. General and administrative costs increased related to increased expenses associated with our commercial leasing activities, increased legal expenditures, increased insurance costs and increased marketing and advertising expenditures designed to attract buyers in Florida and establish a market presence in South Carolina.
     Interest incurred for the nine months ended September 30, 2007 and 2006 was $8.2 million and $4.5 million, respectively. Interest capitalized totaled $6.4 million for the nine months ended September 30, 2007 compared to $4.5 million during the same period in 2006. The difference in the interest incurred and capitalized which is included in interest expense in the nine months ended September 30, 2007 of approximately $1.9 million was attributable to funds borrowed by Core Communities but then loaned to Levitt Corporation. As noted above, interest incurred was higher due to higher outstanding balances of notes and mortgage notes payable and due to an increase in the average interest rate on variable-rate debt. Cost of sales of real estate for the nine months ended September 30, 2007 included approximately $1,000 in previously capitalized interest, as compared to $249,000 for the nine months ended September 30, 2006.
     Interest and other income increased from $2.2 million during the nine months ending September 30, 2006 to $3.4 million during the same period in 2007. The increase relates to an increase in inter-segment interest income associated with the aforementioned intercompany loan with Levitt Corporation which is eliminated in consolidation offset by a decrease in gain on sale of fixed assets which totaled $1.3 million in the nine months ended September 30, 2006 compared to $18,000 in the same period in 2007.
     The income from discontinued operations which comprises two commercial leasing projects at Core Communities, increased $893,000 from $24,000 for the nine months ended September 30, 2006 to $917,000 in the same period in 2007. The increase is due to increased commercial lease activity generating higher rental revenues.

OTHER OPERATIONS RESULTS OF OPERATIONS

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
	2007	2006	Change	2007	2006	Change
(In thousands)	(Unaudited)			(Unaudited)
Revenues
Sales of real estate	$—	—	—	6,574	—	6,574
Other revenues	258	325	(67)	693	1,121	(428)

Total revenues	258	325	(67)	7,267	1,121	6,146

Costs and expenses
Cost of sales of real estate	10,259	749	9,510	16,778	2,047	14,731
Selling, general and administrative expenses	6,776	7,070	(294)	21,940	20,330	1,610
Other expenses	536	—	536	536	—	536

Total costs and expenses	17,571	7,819	9,752	39,254	22,377	16,877

Earnings from Bluegreen Corporation	4,418	6,923	(2,505)	7,519	9,026	(1,507)
Interest and other income	285	478	(193)	933	1,146	(213)

Loss before income taxes	(12,610)	(93)	(12,517)	(23,535)	(11,084)	(12,451)
Benefit for income taxes	4,594	271	4,323	7,500	5,006	2,494

Net (loss) income	$(8,016)	178	(8,194)	(16,035)	(6,078)	(9,957)

     Other Operations include all other Company operations, including Levitt Commercial, Parent Company general and administrative expenses, earnings from our investment in Bluegreen and earnings (loss) from investments in various real estate projects and trusts. We currently own approximately 9.5 million shares of the common stock of Bluegreen, which represented approximately 31.0% of Bluegreen’s outstanding shares as of September 30, 2007. Under equity method accounting, we recognize our pro-rata share of Bluegreen’s net income (net of purchase accounting adjustments) as pre-tax earnings. Bluegreen has not paid dividends to its shareholders; therefore, our earnings represent only our claim to the future distributions of Bluegreen’s earnings. Accordingly, we record a tax liability on our portion of Bluegreen’s net income. Our earnings in Bluegreen increase or decrease concurrently with Bluegreen’s reported results. Furthermore, a significant reduction in Bluegreen’s financial position could potentially result in an impairment charge on our investment against our future results of operations.
For the Three Months Ended September 30, 2007 Compared to the Same 2006 Period:
     Other revenues decreased $67,000 to $258,000 in the three months ended September 30, 2007 from $325,000 in the same period in 2006 due to the reduction in lease revenue received from a sub-tenant in the corporate headquarters building. The sub-tenant leased space in our headquarters building and returned a portion of this space to us in the fourth quarter of 2006, which we are now occupying.
     Cost of sales of real estate increased to $10.3 million during the three months ended September 30, 2007, as compared to $749,000 during the three months ended September 30, 2006. Cost of sales of real estate includes the expensing of interest previously capitalized. Interest in Other Operations has typically been capitalized and amortized to cost of sales in accordance with the relief rate used in the Company’s operating segments. This capitalization is for Other Operations debt where interest is allocated to inventory in the other operating segments. However, in the three months ended September 30, 2007 capitalized interest was written off in the amount of $9.3 million related to the projects in the Homebuilding Division that have ceased development.

     Bluegreen reported net income for the three months ended September 30, 2007 of $14.0 million, as compared to net income of $21.9 million for the same period in 2006. Our interest in Bluegreen’s earnings, net of purchase accounting adjustments, was $4.4 million for the three months ended September 30, 2007 compared to $6.9 million for the same period in 2006.
     Selling, general and administrative expenses decreased to $6.8 million during the three months ended September 30, 2007 as compared to $7.1 million during the three months ended September 30, 2006. This decrease is primarily a result of the decrease in employee incentive compensation offset in part by higher professional services expense and higher depreciation. Employee incentives decreased by approximately $800,000, from $1.4 million during the three months ended September 30, 2006 to $600,000 for the same period in 2007. The decrease relates to the decreased profitability anticipated by the Company for the year ended December 31, 2007 and lower number of employees compared to 2006. The professional services expense increase was due to advisory services being performed related to the Bankruptcy Cases that were filed on November 9, 2007 and associated legal and accounting fees for this activity. These professional fees were slightly offset by a reduction in non-capitalizable consulting services which were performed in the three months ended September 30, 2006 related to the systems implementation that did not exist in the same period in 2007.
     Other expenses for the three months ended September 30, 2007 was $536,000 which is attributable to the expensing of certain leasehold improvements at Levitt Corporation. As part of the reduction in force discussed above we vacated certain leased space. The leasehold improvements related to this leased space will not be recovered and were written off in the three months ended September 30, 2007. The space is currently under a plan to be subleased and rental payments are expected to be recovered. There was no comparable charge in the same 2006 period.
     Interest incurred and capitalized in Other Operations was approximately $2.9 million and $2.2 million for the three months ended September 30, 2007 and 2006, respectively. The increase in interest incurred was attributable to an increase in borrowings and an increase in the average interest rate on our borrowings. Those amounts include adjustments to reconcile the amount of interest eligible for capitalization on a consolidated basis with the amounts capitalized in the Company’s other business segments. As noted above, $9.3 million of impairment charges were recorded during the three months ended September 30, 2007 associated with the write off capitalized interest as a result of the cessation of development on certain Levitt and Sons projects.
     Interest and other income was approximately $285,000 for the three months ended September 30, 2007 compared to $478,000 in the same period in 2006 primarily related to lower average cash balances at the parent company in the three months ended September 30, 2007.
Nine Months Ended September 30, 2007 Compared to the Same 2006 Period:
     Revenue from sales of real estate was $6.6 million in the nine months ended September 30, 2007 compared to no revenue in the nine months ended September 30, 2006. Levitt Commercial delivered 17 flex warehouse units in 2007 while no units were delivered during the same period in 2006. Levitt Commercial completed the sale of all flex warehouse units in inventory in 2007 and we have no current plans for future sales from Levitt Commercial.
     Other revenues decreased to $693,000 in the nine months ended September 30, 2007 from $1.1 million in the same period in 2006 due to the reduction in leasing revenue received from the sub-tenant described above.
     Cost of sales of real estate increased to $16.8 million during the nine months ended September 30, 2007, as compared to $2.0 million during the nine months ended September 30, 2006 due to an increase of $4.4 million associated with the delivery of the 17 flex warehouse units in the nine months ended September 30, 2007, an increase of $9.3 million in capitalized interest impairment charges as noted above and an increase of approximately $1.0 million in capitalized interest amortization to cost of sales attributable to the increased interest costs incurred to fund operations as a result of increased borrowings.

     Bluegreen reported net income for the nine months ended September 30, 2007 of $23.4 million, as compared to net income of $28.0 million for the same period in 2006. In the first quarter of 2006, Bluegreen adopted AICPA Statement of Position 04-02 Accounting for Real Estate Time-Sharing Transactions (“SOP 04-02”) and recorded a one-time, non-cash, cumulative effect of change in accounting principle charge of $4.5 million, which comprised of a significant portion of the decline in earnings. Our interest in Bluegreen’s income was $7.5 million for the nine months ended September 30, 2007 compared to our interest in Bluegreen’s income of $9.0 million for the same period in 2006.
     Selling, general and administrative expenses increased $1.6 million to $21.9 million during the nine months ended September 30, 2007 compared to $20.3 million during the same period in 2006. The increase was primarily attributable to increased compensation and benefits expense and increased professional services expense. The increase in compensation and benefits expense was partially due to an increase of approximately $253,000 in non-cash stock compensation expense due to the issuance of stock options since September 2006 and a slight increase in average headcount (while headcount declined as of September 30, 2007 there were more employees in March and June of 2007 as compared to the same 2006 periods). The professional services expense increase was due to professional services being performed related to the Bankruptcy Cases that were filed on November 9, 2007 and increased legal fees related to the proposed merger with BFC which was subsequently cancelled in August 2007. Other increases in selling, general and administrative expenses were due to increased selling costs associated with the Levitt Commercial sales noted above and increased depreciation attributable to the implementation of new software in October 2006.
     Other expenses for the nine months ended September 30, 2007 of $536,000 attributable to the expensing of certain leasehold improvements at Levitt Corporation, as noted above.
     Interest incurred and capitalized in Other Operations was approximately $8.0 million and $5.1 million for the nine months ended September 30, 2007 and 2006, respectively. The increase in interest incurred was attributable to an increase in the average balance of our borrowings (certain of the Trust Preferred Securities were issued during 2006). Those amounts include adjustments to reconcile the amount of interest eligible for capitalization on a consolidated basis with the amounts capitalized in our other business segments and are net of the capitalized interest impairment charges as discussed above.
     Interest and other income was approximately $933,000 for the three months ended September 30, 2007 compared to $1.1 million in the same period in 2006 primarily related to lower average cash balances at the parent company in the nine months ended September 30, 2007.

FINANCIAL CONDITION
September 30, 2007 compared to December 31, 2006
     Our total assets at September 30, 2007 and December 31, 2006 were $900.4 million and $1.1 billion, respectively.
     The material changes in the composition of assets primarily resulted from:
•	a net decrease in cash and cash equivalents of $12.6 million, which resulted from cash used in operations of $34.5 million, cash used in investing activities of $34.2 million offset by an increase in cash provided by financing activities of $56.0 million;

•	a net decrease in inventory of real estate of approximately $241.9 million primarily due to impairment charges of approximately $226.9 million;

•	an increase of $3.2 million in property and equipment associated with increased investment in commercial properties under construction at Core Communities;

•	an increase of $37.7 million in assets held for sale related to the development of two commercial projects which were previously included in property and equipment; and

•	an increase in other assets of $16.3 million related to current and deferred taxes from operating losses at Levitt and Sons partially offset by payment received on notes receivable related to land sales.
     Total liabilities at September 30, 2007 and December 31, 2006 were $ 781.0 million and $747.4 million, respectively.
     The material changes in the composition of total liabilities primarily resulted from:
•	a net increase in notes and mortgage notes payable of $20.5 million, primarily related to project debt associated with 2006 land acquisitions and land development activities;

•	a decrease of $23.1 million in customer deposits reflecting the decline in customer backlog;

•	an increase of $1.8 million in accounts payable and accrued liabilities, relating to accruals for certain construction related activity, and the timing of invoices processed; and

•	an increase of $38.3 million in liabilities related to assets held for sale.
LIQUIDITY AND CAPITAL RESOURCES
     Management assesses the Company’s liquidity in terms of the Company’s ability to generate cash to fund its operating and investment activities. During the nine months ended September 30, 2007, our primary sources of funds were the proceeds from the sale of real estate inventory and borrowings from financial institutions. These funds were utilized primarily to develop and construct real estate, to service and repay borrowings and to pay operating expenses.
     The Company separately manages liquidity at the Levitt Corporation parent level, at the Core Communities level and at the Levitt and Sons level. Subsidiary operations are generally financed using operating assets as loan collateral and covenants at the subsidiary level, and parent company guarantees are rarely provided and only on a limited basis.
Levitt Corporation (Parent level)
     At September 30, 2007, Levitt Corporation had approximately $17.1 million of cash and $99.0 million of outstanding debt. On October 1, 2007, Levitt Corporation completed a rights offering to its shareholders which generated cash proceeds of approximately $152.8 million. Debt principally consisted of approximately $86.9 million of junior subordinated debentures associated with the issuance of Trust Preferred Securities, and subordinated investment notes which are unsecured and do not contain any financial covenants. The balance of the $12.1 million in debt consisted principally of secured financing on our Corporate headquarters building which does not contain any financial covenants.

     On October 25, 2007, in connection with Levitt Corporation’s acquisition of the membership interests in Levitt and Sons of Jasper County, LLC, a subsidiary of Levitt and Sons which owns the 150 acre parcel in Tradition, South Carolina (now known as Carolina Oak Homes LLC; see note 18 to the unaudited condensed consolidated financial statements — Subsequent Events), Levitt Corporation became the obligor for the entire outstanding balance of $34.1 million under the facility collateralized by the 150 acre parcel (the “Carolina Oak Loan”). The Carolina Oak Loan was modified in connection with the acquisition. Levitt Corporation was previously a guarantor of this loan and as partial consideration for the Carolina Oak Loan, the membership interest of Levitt and Sons, previously pledged by Levitt Corporation to the lender, was released. The outstanding balance under the Carolina Oak Loan may be increased by approximately $11.2 million to fund certain infrastructure improvements and to complete the construction of fourteen residential units currently under construction. The Carolina Oak Loan is collateralized by a first mortgage on the 150 acre parcel in Tradition, South Carolina and guaranteed by Carolina Oak Homes LLC. The Carolina Oak Loan is due and payable on March 21, 2011 and may be extended on the anniversary date of the facility for one additional year, at the discretion of the financial institution. Interest accrues under the facility at the Prime Rate (7.75% at September 30, 2007) and is payable monthly. The Carolina Oak Loan is subject to customary terms, conditions and covenants, including the lender’s right to accelerate the debt upon a material adverse change with respect to the borrower.
     Levitt Corporation is primarily a holding company, and in light of Levitt and Sons’ bankruptcy filing, the cash needs of Core Communities and Bluegreen’s history of not paying dividends, it is not anticipated that Levitt Corporation will receive management fees from its subsidiaries for the foreseeable future.
Core Communities
     At September 30, 2007, Core had approximately $6.8 million of cash as well as availability under its various lines of credit of $28.5 million, and $196.3 million in outstanding debt. Core has incurred and expects to continue to incur significant land development expenditures in both Tradition, Florida and in Tradition, South Carolina. The current investment in land and development has been financed primarily through secured borrowings, which totaled $131.7 million at September 30, 2007. Tradition, South Carolina is in the early stage of the master planned community’s development cycle and significant investments have been made and will be required in the future to develop the master community infrastructure. Sales in Tradition, South Carolina have been limited to golf course lots sold to various builders and an internal land sale to Levitt and Sons completed in December 2006 ( See above for a description of the acquisition of Carolina Oak Homes, LLC, the entity which owns such land, by Levitt Corporation). The recent investments in Tradition, Florida have been primarily to build infrastructure which would allow support for the master planned community and the sale of various commercial land parcels. In addition to cash from sales of land and secured lending facilities, Core also supplements its financing needs through proceeds from bonds issued by community development districts which support the development of infrastructure improvements such as roadway expansion and expressway interchanges. These bonds are further discussed in the below section “ Off Balance Sheet Arrangements and Contractual Obligations”. Additionally, Core has undertaken construction projects on certain commercial land parcels within its developments. At September 30, 2007, Core had incurred debt of $64.6 million in connection with the development of these commercial properties which are being actively marketed for sale. These assets and related liabilities are classified as held for sale in the unaudited consolidated statements of financial condition and are treated as discontinued operations for accounting purposes. See further discussion in Executive Overview.
     Possible liquidity sources available to Core include the sale of the commercial properties, and the sale or pledging of additional unencumbered land. The debt covenants at Core generally consist of net worth, liquidity and loan to value financial covenants. The loans which provide the primary financing for Tradition, Florida and Tradition, South Carolina have an annual appraisal and re-margining requirement. Should land prices decline, reappraisals could result in significant future re-margining payments. Loans at Core are only cross collateralized and/or cross defaulted with other assets or loans of a given lender for other loans made to Core by that lender. Given the overall state of the homebuilding industry in Florida and the oversupply of single-family residential land in the St. Lucie market, we do not expect any meaningful single-family residential land sales in the near future. Management efforts will continue to be focused on commercial and other land sales in Florida and commercial and residential sales in South Carolina. There is no assurance that Core will have sufficient funds to continue to develop its master planned communities as currently contemplated without additional financing or equity investment.

Levitt and Sons
     At September 30, 2007, Levitt and Sons had approximately $11.9 million of cash and $378.5 million in debt. In addition, Levitt and Sons had approximately $30.0 million in accounts payable, the majority of which was past due. Levitt and Sons’ notes and mortgages payable to financial institutions generally are only cross collateralized and/or cross defaulted with other assets or loans of a given lender. With the exception of a loan made by Ohio Savings, none of the debt of Levitt and Sons was guaranteed by Levitt Corporation. Based on non-payment of accounts payable, contractors have filed liens on the properties on which they provided materials and labor. With liens mounting on the properties, substantially all closings of completed homes have ceased, resulting in an inability for Levitt and Sons to generate cash. Without additional funding from the lenders or Levitt Corporation, Levitt and Sons ceased construction on its projects at the end of Septemebr 2007.
     In addition to debt funding Levitt and Sons from third party financial institutions, Levitt Corporation would periodically loan funds to Levitt and Sons. Loans to Levitt and Sons at September 30, 2007 from Levitt Corporation totaled approximately $84.3 million. Of this loan amount, $3.3 million was collateralized by a pledge of notes and mortgages receivable that resulted from seller financing on a land sale and mortgages assigned to Levitt and Sons as a result of the bankruptcy of a home mortgage lender. Subsequent to September 30, 2007, $2.8 million of the loan to Levitt Corporation was reduced in connection with the sale or maturity of the underlying notes and mortgages receivable. In addition, on November 9, 2007, Levitt Corporation indicated that it will pay up to $5 million in the aggregate to terminated Levitt and Sons employees to supplement the limited termination benefits granted by Levitt and Sons to those employees. Levitt and Sons is restricted in the amount of termination benefits it can pay to its former employees by virtue of its filing under Chapter 11 of the United States Bankruptcy Court.
     On November 9, 2007, Levitt and Sons and substantially all of its subsidiaries filed a voluntary petition for relief under the Bankruptcy Code. See Part II. Item 1. Legal Proceedings for a discussion of the Bankruptcy Cases.
     As Levitt and Sons does not have the sufficient funds without additional third party financing or support from Levitt Corporation to continue development, the real estate projects represent long-lived assets that have been effectively abandoned at September 30, 2007. According to SFAS No. 144, a long-lived asset to be disposed of other than by sale continues to be classified as held and used until it is disposed of. Accordingly, the real estate projects that were abandoned are reported as “Inventory of Real Estate” in the unaudited consolidated statements of financial condition.
     As a result of Levitt and Sons’ Bankruptcy Cases as well as other covenant defaults, Levitt and Sons is in default under the terms of substantially all of its debt, including the following:

Facility Size	Type	Lender	Balance at 9/30/07
$30.0 Million	Acquisition, Development & Construction	Wachovia	$9.5 million
$12.0 Million	Construction	Ohio Savings	$1.1 million
$26.5 Million	Acquisition, Development & Construction	Wachovia	$8.6 million
$125.0 Million	Acquisition, Development & Construction	Key Bank	$95.2 million
$125.0 Million	Acquisition, Development & Construction	Bank of America	$102.5 million
$75.0 Million	Acquisition, Development & Construction	Regions	$24.4 million
$125.0 Million	Acquisition, Development & Construction	Wachovia	$102.4 million
See Note 7 to the unaudited consolidated financial statements in Part I, Item 1 Financial Statements for further discussion of material defaults.
     At this time, it is not possible to predict the precise effect of the reorganization process on Levitt and Sons’ business and creditors or when and if Levitt and Sons may emerge from bankruptcy nor is it possible to predict the effect of the Bankruptcy Cases and the reorganization process on Levitt Corporation and its results of operations, cash flows or financial condition, including those of its subsidiaries not included in the filing. No

Reorganization Plan has been submitted to the Bankruptcy Court. It is likely that, in connection with a final Reorganization Plan, the liabilities of the Debtors will be found to exceed the fair value of their assets. This would result in claims being paid at less than 100% of their face value and the extinguishment of the equity interests of the pre-bankruptcy equity owners. At this time, it is not possible to predict the outcome of the bankruptcy proceedings.
Off Balance Sheet Arrangements and Contractual Obligations
     In connection with the development of certain of its master planned communities, Core Communities established community development districts to access bond financing for the funding of infrastructure development and other projects within the community. If Core was not able to establish community development districts, it would need to fund community infrastructure development out of operating income or through other sources of financing or capital. The bonds issued are obligations of the community development district and are repaid through assessments on property within the district. To the extent that Core owns property within a district when assessments are levied, it will be obligated to pay the assessments as they are due. As of September 30, 2007, development districts in Tradition, Florida had $49.1 million of community development district bonds outstanding and Core owned approximately 17% of the property in those districts. During the three months ended September 30, 2007, Core recorded approximately $306,000 in assessments on property it owned in the districts of which $298,000 was capitalized to inventory as development costs and will be recognized as cost of sales when the assessed properties are sold to third parties.
     In addition to the property owned by Core Communities, Levitt and Sons owned approximately 18% of the property in those districts as of September 30, 2007. During the three months ended September 30, 2007, no assessments were recorded by Levitt and Sons.
     The following table summarizes contractual obligations for Core Communities and the Other Operations segment as of September 30, 2007 (in thousands):

		Payments due by period
		Less than	2 - 3	4 - 5	More than
Category (2)	Total	1 year	Years	Years	5 years
Long-term debt obligations (1)	$230,673	3,960	38,736	79,863	108,114
Operating lease obligations	4,393	1,133	1,390	557	1,313
Purchase Obligations	14,220	14,220	—	—	—

Total Obligations	$249,286	19,313	40,126	80,420	109,427

(1)	Amounts exclude interest because terms of repayment are based on construction activity and sales volume. In addition, a large portion of our debt is based on variable rates.

(2)	These amounts represent scheduled principal payments and some of those borrowings require the repayment of specified amounts upon a sale of portions of the property securing those obligations.
     Long-term debt obligations consist of notes, mortgage notes and bonds payable. Operating lease obligations consist of lease commitments. Purchase obligations consist of contracts to acquire real estate properties for development and sale for which due diligence has been completed and our deposit is committed; however our liability for not completing the purchase of any such property is generally limited to the deposit we made under the relevant contract. At September 30, 2007, we had $400,000 in deposits securing $14.2 million of purchase commitments. This amount less a nominal fee was refunded in October 2007 upon cancellation of the related contract
     Subsequent to the balance sheet date, Levitt and Sons received various default notices as discussed above in Liquidity and Capital Resources from certain lending institutions, and was determined to be not compliant with the financial covenants at September 30, 2007. As such, due to the default by Levitt and Sons and failure to cure such default in accordance with the loan agreements, debt which totals $378.5 million becomes immediately due and payable. Additionally as discussed above, on November 9, 2007, Levitt and Sons and substantially all of its subsidiaries, filed voluntary petitions for relief under Chapter 11 of Title 11 of the Bankruptcy Code. Under Section 362 of the Bankruptcy Code, the filing of a bankruptcy petition automatically stays most actions against Levitt and Sons, including most actions to collect pre-petition indebtedness or to exercise control of the property of Levitt and Sons. Absent an order of the Bankruptcy Court, substantially all pre-petition liabilities including debt and lease obligations will be subject to settlement under a plan of reorganization, and therefore the timing and amount of these liabilities cannot be estimated at this time for Levitt and Sons.
     At September 30, 2007, Core Communities had outstanding surety bonds and letters of credit of approximately $13.1 million, and Levitt and Sons had outstanding surety bonds and letters of credit of approximately $52.8 million. These surety bonds and letters of credit related to performance and maintenance obligations of the respective entities to various governmental entities to construct improvements in various communities and, in the case of Levitt and Sons, to guarantee certain escrowed customer deposits that were released to Levitt and Sons. Levitt Corporation has guaranteed $22.3 million of the obligations under these surety bonds and letters of credit, which includes $10.3 million relating to Core Communities projects and $12.0 million relating to Levitt and Sons projects. The Company estimates that approximately $12.9 million of work remains to complete the improvements at Core Communities projects and does not believe that any outstanding surety bonds or letters of credit of Core Communities are likely to be drawn.
     Due to the cessation of most development activity in Levitt and Sons’ projects as of September 30, 2007, the Company evaluated the likelihood that surety bonds and letters of credit supporting any Levitt and Sons projects would be drawn. It is unclear given the uncertainty involved in bankruptcy proceedings and the cessation of development activities whether and to what extent any of these surety bonds or letters of credit of Levitt and Sons will be drawn; however, in the event that these obligations are drawn, Levitt Corporation would be responsible for up to $12.0 million in accordance with the terms of these instruments, and it is unlikely that Levitt Corporation would receive any repayment, assets or other consideration if it were required to pay any of these amounts. It is not probable that Levitt Corporation will be responsible for any obligations under these surety bonds, nor is any amount of future loss estimable at September 30, 2007.
     In addition to the above contractual obligations, we recorded $2.3 million in unrecognized tax benefits related to FIN 48.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
     Market risk is defined as the risk of loss arising from adverse changes in market valuations that arise from interest rate risk, foreign currency exchange rate risk, commodity price risk and equity price risk. We have a risk of loss associated with our borrowings as we are subject to interest rate risk on our long-term debt. At September 30, 2007, we had $569.6 million in borrowings with adjustable rates tied to the Prime Rate and/or LIBOR rates and $104.1 million in borrowings with fixed or initially-fixed rates. Consequently, the impact on our variable rate debt from changes in interest rates may affect our earnings and cash flows but would generally not impact the fair value of such debt. With respect to fixed rate debt, changes in interest rates generally affect the fair market value of the debt but not our earnings or cash flow.
     Assuming the variable rate debt balance of $569.6 million outstanding at September 30, 2007 (which does not include initially fixed-rate obligations which will not become floating rate during 2007) were to remain constant, each one percentage point increase in interest rates would increase the interest incurred by us by approximately $5.7 million per year.
NEW ACCOUNTING PRONOUNCEMENTS.
     See Note 18 of our unaudited consolidated financial statements included under Item 1 of this report for discussion of new accounting pronouncements applicable to our company.

Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     As of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO), our Chief Financial Officer (CFO) and our Chief Accounting Officer (CAO), as to the effectiveness, design and operation of our disclosure controls and procedures (pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Based upon that evaluation, we concluded that as of September 30, 2007, our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, to allow for timely decisions regarding required disclosures.
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

PART II — OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
Bankruptcy of Levitt and Sons
     On November 9, 2007, Levitt and Sons and substantially all of its subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Florida. Under Section 362 of the Bankruptcy Code, the filing of a bankruptcy petition automatically stays most actions against the Debtors, including most actions to collect pre-petition indebtedness or to exercise control of the property of the Debtors. Absent an order of the Bankruptcy Court, substantially all pre-petition liabilities will be subject to settlement under a plan of reorganization.
     The Office of United States Trustee, a division of the Department of Justice, will appoint an official committee of unsecured creditors (the “Creditors’ Committee”). The Creditors’ Committee and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court. If the Debtors file a plan of reorganization or liquidation, the rights and claims of various creditors and security holders will be determined by a plan of reorganization that is confirmed by the Bankruptcy Court. Under the priority rules established by the Bankruptcy Code, certain post-petition liabilities and pre-petition liabilities are given priority over pre-petition indebtedness and need to be satisfied before unsecured creditors or stockholders are entitled to any distribution.
     Reorganization Plan. In order to exit the Chapter 11 Bankruptcy Cases successfully, the Debtors would need to propose, and obtain confirmation by the Bankruptcy Court of, a plan of reorganization or liquidation (the “Reorganization Plan”) that satisfies the requirements of the Bankruptcy Code. As provided by the Bankruptcy Code, the Debtors initially have the exclusive right to solicit a plan. At this time, it is not possible to predict the precise effect of the reorganization process on Levitt and Sons’ business and creditors or when and if Levitt and Sons may emerge from bankruptcy nor is it possible to predict the effect of the Bankruptcy Cases and the reorganization process on Levitt Corporation and its results of operations, cash flows or financial condition, including those of its subsidiaries not included in the bankruptcy filing. No Reorganization Plan has been submitted to the Bankruptcy Court. A liquidating plan of reorganization is expected to be filed shortly after the filing.
     Chapter 7; Dismissal of the Bankruptcy Cases. If the Debtors fail to file a Reorganization Plan or if the Bankruptcy Court does not confirm a Reorganization Plan filed by the Debtors, one or more of the Debtors’ Bankruptcy Cases could be converted to cases under Chapter 7 of the Bankruptcy Code. Under Chapter 7, a trustee is appointed to collect the Debtors’ assets, reduce them to cash and distribute the proceeds to the Debtors’ creditors in accordance with the statutory scheme of the Bankruptcy Code. Alternatively, in the event the Debtors’ Reorganization Plan is not confirmed by the Bankruptcy Court, in lieu of conversion to Chapter 7, the Bankruptcy Court could dismiss one or more of the Debtors’ Bankruptcy Cases.
     It is likely that, in connection with a final Reorganization Plan, the liabilities of the Debtors will be found to exceed the fair value of their assets. This would result in claims being paid at less than 100% of their face value and the extinguishment of the equity interests of the pre-bankruptcy equity owners. At this time, it is not possible to predict the outcome of the bankruptcy proceedings.
     Accounting Impact. Based on this filing and the uncertainties surrounding the nature, timing and specifics of the bankruptcy proceedings, Levitt Corporation anticipates that it will de-consolidate Levitt and Sons as of November 9, 2007, eliminating all future operations from its financial results, and will prospectively account for any remaining investment in Levitt and Sons, net of any outstanding advances due from Levitt and Sons, as a cost method investment. Under cost method accounting, income would only be recognized to the extent of cash received in the future. At September 30, 2007, Levitt Corporation had a negative investment in Levitt and Sons of $88.2 million and there are outstanding advances due from Levitt and Sons of $84.3 million at Levitt Corporation resulting in a net negative investment of $3.9 million. After November 9, 2007, Levitt Corporation will continue to evaluate its cost method investment in Levitt and Sons to determine the appropriate treatment based upon the realizability of the investment balance.

Item 1A. RISK FACTORS
     There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006 except for the following:
Levitt Corporation and Levitt and Sons are subject to various risks associated with Levitt and Sons’ bankruptcy filing.
     Levitt Corporation and Levitt and Sons are subject to risks associated with Levitt and Sons’ insolvency and bankruptcy filing, including risks and uncertainties inherent in bankruptcy proceedings and the inability to predict the precise effect of the reorganization and/or liquidation process on Levitt and Sons’ business and creditors or on Levitt Corporation and its results of operation and financial condition. Levitt and Sons may not be able to develop, prosecute, confirm and consummate a plan of reorganization or liquidation on a timely basis or at all, and third parties may seek and obtain bankruptcy court approval to terminate or shorten the exclusivity period for Levitt and Sons to propose and confirm a plan of reorganization, for the appointment of a Chapter 11 trustee or to convert Levitt and Sons’ bankruptcy case to a Chapter 7 liquidation proceeding, any of which circumstances could prolong the bankruptcy proceedings and the negative publicity associated with the bankruptcy proceedings and increase the costs and expenses incurred in connection with the bankruptcy proceedings. Additionally, creditors of Levitt and Sons may seek to assert claims against Levitt Corporation and its subsidiaries other than Levitt and Sons, whether or not such claims have any merit, and Levitt Corporation’s or any such subsidiary’s assets may become subject to Levitt and Sons’ bankruptcy proceedings. Levitt Corporation may also be required to record additional impairment charges or write-offs as a result of the bankruptcy proceedings and to incur expenses and liabilities associated with the bankruptcy proceedings. Additionally, Levitt and Sons’ bankruptcy and the publicity surrounding its filing could adversely affect the businesses and relationships with employees, customers and suppliers of Levitt Corporation and its subsidiaries other than Levitt and Sons. All of the foregoing circumstances or events could have an adverse impact on Levitt Corporation’s financial condition and results of operations.
Item 3. DEFAULTS UPON SENIOR SECURITIES
     See Note 7 to the unaudited consolidated financial statements included in Part I, Item 1 Financial Statements and Part I, Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources, for discussion of Levitt and Sons’ defaults under the terms of substantially all of its outstanding debt.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Election of Directors
     The Company held its Annual Meeting of Shareholders on September 26, 2007. At the meeting the holders of the Company’s Class A and Class B common stock (“Shareholders”) voting together as a single class elected the following three directors to serve on the Company’s Board of Directors until the Annual Meeting in 2010 by the following votes:

Nominee	For	Withheld
S. Lawrence Kahn	29,640,371	4,114,498
Joel Levy	29,568,807	4,186,062
William Scherer	29,565,837	4,189,032
The other directors continuing in office are Alan B. Levan, John E. Abdo, James Blosser, Darwin C. Dornbush, William R. Nicholson, and Alan J. Levy.
Approval of Increase in Authorized shares of Common stock
     The Shareholders voting together as a single class approved an increase in the number of authorized shares of the Company’s Class A Common Stock from 50,000,000 to 150,000,000 shares by the following votes:

For	Against	Abstain
20,915,265	8,396,892	813,880

Item 6. Exhibits
Index to Exhibits

Exhibit 10.11*	Revolving working capital, land acquisition and development and residential construction borrowing base facility agreement dated March 21, 2007, by and among Levitt and Sons, LLC and Ohio Savings Bank.

Exhibit 10.12*	Assumption and Modification of March 21, 2007 Note and Loan Agreement, by and among Levitt and Sons, LLC, Levitt Corporation and AmTrust Bank, f/k/a Ohio Savings Bank dated October 25, 2007.

Exhibit 31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.3*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.3**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Exhibits filed with this Form 10-Q

**	Exhibits furnished with this Form 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEVITT CORPORATION
Date: November 9, 2007	By:	/s/ Alan B. Levan
Alan B. Levan, Chief Executive Officer

Date: November 9, 2007	By:	/s/ George P. Scanlon
George P. Scanlon, Executive Vice President,
Chief Financial Officer

Date: November 9, 2007	By:	/s/ Jeanne T. Prayther
Jeanne T. Prayther, Chief Accounting Officer