Form 10-K
period 2007-12-31
LEVITT CORP
filed 2008-03-17
CIK 1218320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Year Ended December 31, 2007
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
Yes ☒          No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐          No ☒
     As of June 30, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $155.4 million based on the $9.43 closing sale price as reported on the New York Stock Exchange.
     The number of shares outstanding for each of the registrant’s classes of common stock, as of February 27, 2008 is as follows:

Class of Common Stock	Shares Outstanding

Class A common stock, $0.01 par value Class B common stock, $0.01 par value	95,040,731 1,219,031
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Proxy Statement of the registrant relating to the Annual Meeting of Shareholders are incorporated as Part III of this report. The financial statements of Bluegreen Corporation are incorporated in Part II of this report and are filed as an exhibit to this report.

Levitt Corporation
Annual Report on Form 10-K for the year ended December 31, 2007

PART I
Some of the statements contained or incorporated by reference herein include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act” ), that involve substantial risks and uncertainties. Some of the forward-looking statements can be identified by the use of words such as “anticipate,” “believe,” “estimate,” “may,” “intend,” “expect,” “will,” “should,” “seek” or other similar expressions. Forward-looking statements are based largely on management’s expectations and involve inherent risks and uncertainties described in this report. When considering those forward-looking statements, you should keep in mind the risks, uncertainties and other cautionary statements in this
Form 10-K, including those identified under Item 1A.—Risk Factors. These risks are subject to change based on factors which are, in many instances, beyond the Company’s control. Some factors which may affect the accuracy of the forward-looking statements apply generally to the real estate industry, while other factors apply directly to us. Any number of important factors could cause actual results to differ materially from those in the forward-looking statements including: the impact of economic, competitive and other factors affecting the Company and its operations; the market for real estate in the areas where the Company has developments, including the impact of market conditions on the Company’s margins and the fair value of our real estate inventory; the risk that the value of the property held by Core Communities may decline, including as a result of a sustained downturn in the residential real estate and homebuilding industries; the impact of market conditions for commercial property and whether the factors negatively impacting the homebuilding and residential real estate industries will impact the market for commercial property; the risk that the development of parcels and master-planned communities will not be completed as anticipated; continued declines in the estimated fair value of our real estate inventory and the potential for write-downs or impairment charges; the effects of increases in interest rates and availability of credit to buyers of our inventory; accelerated principal payments on our debt obligations due to re-margining or curtailment payment requirements; the ability to obtain financing and to renew existing credit facilities on acceptable terms, if at all; the Company’s ability to access additional capital on acceptable terms, if at all; the risks and uncertainties inherent in bankruptcy proceedings and the inability to predict the effect of Levitt and Sons’ reorganization and/or liquidation process on Levitt Corporation and its results of operation and financial condition; the risk that creditors of Levitt and Sons may be successful in asserting claims against Levitt Corporation and the risk that any of Levitt Corporation’s assets may become subject to or included in Levitt and Sons’ bankruptcy case; and the Company’s success at managing the risks involved in the foregoing. Many of these factors are beyond our control. The Company cautions that the foregoing factors are not exclusive.
ITEM 1. BUSINESS
General Description of Business
     Levitt Corporation (“Levitt Corporation”, “we” or the “Company”), directly and through its wholly owned subsidiaries, historically has been a real estate development company with activities in the Southeastern United States. We were organized in December 1982 under the laws of the State of Florida.
     In 2007, Levitt Corporation engaged in real estate activities through Core Communities, LLC (“Core Communities” or “Core”), and other operations, which included Levitt Commercial, LLC (“Levitt Commercial”), an investment in Bluegreen Corporation (“Bluegreen” NYSE: BXG), a development of a homebuilding community in South Carolina, Carolina Oak Homes, LLC (“Carolina Oak”) and other investments in real estate projects through subsidiaries and joint ventures. During 2007, Levitt Corporation also conducted homebuilding operations through Levitt and Sons, LLC (“Levitt and Sons”).
Core Communities
     Core Communities was founded in May 1996 to develop a master-planned community in Port St. Lucie, Florida now known as St. Lucie West. It is currently developing master-planned communities in Port St. Lucie, Florida called Tradition, Florida and in a community outside of Hardeeville, South Carolina called Tradition Hilton Head (formerly known as Tradition, South Carolina). Tradition, Florida has been in active development for several years, while Tradition Hilton Head is in the early stage of development. As a master-planned community developer, Core Communities engages in four primary activities: (i) the acquisition of large tracts of raw land; (ii) planning, entitlement and infrastructure development; (iii) the sale of entitled land and/or developed lots to homebuilders and commercial, industrial and institutional end-users; and (iv) the development and leasing of commercial space to commercial, industrial and institutional end-users.
     St. Lucie West is a 4,600 acre master-planned community located in St. Lucie County, Florida. It is bordered by Interstate 95 to the west and Florida’s Turnpike to the east. The community blends residential, commercial and industrial developments where residents have access to commerce, recreation, entertainment, religious and educational facilities all within the community. St. Lucie West is completely sold out and substantially built out and consists of a residential community, two college campuses and numerous recreational amenities and facilities. PGA of America owns and operates a golf course and a country club on an adjacent parcel. The community’s baseball stadium, Tradition Field, serves as the spring training headquarters for the New York Mets professional baseball team and a minor league affiliate. There are more than 6,000 homes in St. Lucie West housing nearly 15,000 residents.
     Tradition, Florida encompasses more than 8,200 total acres, including approximately 3,900 remaining net saleable acres. Approximately 1,800 acres have been sold to date and 259 acres were subject to firm sales contracts with various purchasers as of December 31, 2007. Community Development District special assessment bonds are being utilized to provide financing for certain infrastructure developments. Tradition, Florida is planned to include a 4.5-mile long employment corridor along I-95, educational and health care facilities, commercial properties, residential developments and other uses in a series of mixed-use parcels. As part of the employment corridor, a 120-acre research park is being marketed as the Florida Center for Innovation at Tradition (“FCI”), within which the Torrey Pines Institute for Molecular Studies (TPIMS) is building its new headquarters. FCI is planned to consist of just under two million square feet of research and development space, a 300 bed Martin Memorial Health Systems hospital, a 27-acre lake with a 1-mile fitness trail and recreational amenities, state-of-the-art fiber optic cabling, underground electrical power and proximity to high-quality housing, restaurants, hotels and shopping. Mann Research Center also recently purchased a 22.4 acre parcel within the FCI on which it intends to build a 400,000-square-foot life sciences complex. Oregon Health & Science University’s Vaccine and Gene Therapy Institute also recently announced plans to locate a 120,000-square-foot facility within FCI.
     Tradition Hilton Head, encompasses almost 5,400 total acres, including approximately 2,800 remaining net saleable acres and 150 acres owned and being developed by Carolina Oak, a subsidiary of the Company currently included under Other Operations below. The community is currently entitled for up to 9,500 residential units and 1.5 million square feet of commercial space, in addition to recreational areas, educational facilities and emergency services. There were no firm sales contracts as of December 31, 2007.
     Our Land Division recorded $16.6 million in sales in 2007 compared to $69.8 million in 2006 as demand for residential inventory by homebuilders in Florida substantially decreased. In response, the Land Division has concentrated on seeking buyers for commercial property. In addition to sales of parcels to developers, the Land Division plans to continue to internally develop certain projects for leasing to third parties based on market demand. It is expected that a higher percentage of revenue in the near term will come from sales and development of commercial property in Florida, provided that the market for commercial property remains stable. In addition, the Land Division expects to realize increased revenues in the future arising from residential and commercial land sales in South Carolina as development on Tradition Hilton Head progresses. However, revenues from land sales in South Carolina would be negatively affected if the real estate market in South Carolina sustains a downturn similar to that experienced in Florida. Core generated higher revenues from services in 2007 compared to 2006 due to increased rental income associated with leasing of certain commercial properties and increased revenues relating to irrigation services provided to homebuilders, commercial users, and the residents of Tradition, Florida. Retailers at Tradition, Florida include nationally branded retail stores such as Target, Babies R Us, Bed, Bath and Beyond, Office Max, The Sports Authority, TJ Maxx, Petsmart, LA Fitness and Old Navy.

     In June 2007, Core Communities began soliciting bids from several potential buyers to purchase assets associated with two of Core’s commercial leasing projects. Management determined it is probable that Core will sell these projects in 2008 and, while Core may retain an equity interest in the properties and provide ongoing management services to a potential buyer, the anticipated level of continuing involvement is not expected to be significant. The assets are available for immediate sale in their present condition. There is no assurance that these sales will be completed in the timeframe expected by management or at all. Due to this decision, the projects and assets that are for sale have been classified as a discontinued operation for all periods presented in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), and its revenue and expenses are not included in the results of continuing operations for any periods presented in this Annual Report on Form 10-K. The assets have been reclassified to assets held for sale and the related liabilities associated with these assets held for sale were also reclassified in the audited consolidated statements of financial condition. Prior period amounts have been reclassified to conform to the current year presentation. As of December 31, 2007, the carrying value of the subject net assets for sale was $16.1 million. This amount is comprised of total assets of $96.2 million less total liabilities of $80.1 million. While the commercial real estate market has generally been stronger than the residential real estate market, interest in commercial property is weakening and financing is not as readily available in the current market, which may adversely impact the profitability of our commercial property. Management has reviewed the net asset value and estimated the fair market value of the assets based on the bids received related to these assets and determined that the assets were appropriately recorded at the lower of cost or fair value less the costs to sell at December 31, 2007.
Other Operations
     During 2007, we were also engaged in commercial real estate activities through our wholly owned subsidiary, Levitt Commercial, LLC (“Levitt Commercial”), and we also have investments in other real estate projects through subsidiaries and various joint ventures. We own approximately 31% of the outstanding common stock of Bluegreen, which acquires, develops, markets and sells vacation ownership interests in “drive-to” vacation resorts, as well as residential home sites around golf courses or other amenities.
     In addition, we are engaged in limited homebuilding activities in Tradition Hilton Head through our wholly owned subsidiary, Carolina Oak, which is a direct subsidiary of Levitt Corporation which was acquired from Levitt and Sons during October 2007. See Recent Developments — Acquisition of Carolina Oak. Levitt Corporation had a previous financial commitment associated with this community, which is located in Tradition Hilton Head, and management determined that it was in the best interest of the Company to continue to develop the community. The results of operations and financial condition of Carolina Oak as of and for the three year period ended December 31, 2007 are included in the Primary Homebuilding segment in this Annual Report on Form 10-K because it is engaged in homebuilding activities and because the financial metrics from this company are similar in nature to the other homebuilding projects within this segment that existed during these periods.
Levitt and Sons
     Acquired in December 1999, Levitt and Sons was a developer of single family homes and townhome communities for active adults and families in Florida, Georgia, Tennessee and South Carolina. Levitt and Sons operated in two reportable segments, Primary Homebuilding and Tennessee Homebuilding. On November 9, 2007 (the “Petition Date”), Levitt and Sons and substantially all of its subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the “Chapter 11 Cases”) in the United States Bankruptcy Court for the Southern District of Florida ( the“Bankruptcy Court”). See Recent Developments — Bankruptcy of Levitt and Sons for the current status of the Chapter 11 Cases.
     The homebuilding environment continued to deteriorate throughout 2007 as increased inventory levels combined with weakened consumer demand for housing and tightened credit requirements negatively affected sales, deliveries and margins throughout the industry. In both Homebuilding segments, Levitt and Sons experienced decreased orders, decreased margins and increased cancellation rates on homes in backlog. Excess supply, particularly in previously strong markets like Florida, in combination with a reduction in demand resulting from tightened credit requirements and reductions in credit availability, as well as buyers’ fears about the direction of the market exerted a continuous cycle of downward pricing pressure for residential homes.
     Levitt and Sons engaged in discussions with its five principal lenders in an effort to obtain agreements to restructure its outstanding indebtedness. No substantive agreements were received that addressed either the short term or longer term cash flow requirements of Levitt and Sons or debt repayment. Due to the uncertainty regarding Levitt and Sons’ indebtedness and the continued deterioration of the homebuilding industry and Levitt and Sons’ operations in particular, Levitt Corporation, which had previously loaned Levitt and Sons approximately $84.3 million, stopped funding the cash flow needs of this subsidiary in the third quarter of 2007. Levitt Corporation was unwilling to commit additional material loans and advances to Levitt and Sons unless Levitt and Sons’ debt was restructured in a way which increased the likelihood that Levitt and Sons could generate sufficient cash to meet its future obligations and be positioned to address the long term issues it faced. Levitt and Sons ceased development at its projects at September 30, 2007 due to a lack of funding.
     On November 9, 2007, the Debtors filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. Under Section 362 of the Bankruptcy Code, the filing of a bankruptcy petition automatically stays most actions against the Debtors, including most actions to collect pre-petition indebtedness or to exercise control of the property of the Debtors.
     Based on the loss of control over Levitt and Sons as a result of the Chapter 11 Cases and the uncertainties surrounding the nature, timing and specifics of the bankruptcy proceedings, Levitt Corporation deconsolidated Levitt and Sons as of November 9, 2007, eliminating all future operations from its financial results. We are prospectively accounting for any remaining investment in Levitt and Sons, net of any outstanding advances due from Levitt and Sons, as a cost method investment. Under cost method accounting, income would only be recognized to the extent of cash received in the future or when Levitt Corporation is discharged from the bankruptcy, at which time, the balance of the “loss in excess of investment in subsidiary” can be recognized into income. As of November 9, 2007, Levitt Corporation had a negative investment in Levitt and Sons of $123.0 million and there were outstanding advances due from Levitt and Sons of $67.8 million at Levitt Corporation resulting in a net negative investment of $55.2 million. Included in the negative investment was approximately $15.8 million associated with deferred revenue related to intra-segment sales between Levitt and Sons and Core Communities. Since the Chapter 11 Cases were filed, Levitt Corporation has also incurred certain administrative costs in the amount of $1.4 million relating to certain services and benefits provided by the Company in favor of the Debtors. These costs include, but are not limited to, the cost of maintaining employee benefit plans, providing accounting services, human resources expenses, general liability and property insurance premiums, payroll processing expenses, licensing and third-party professional fees (collectively, the “Post Petition Services”).
Recent Developments
Bankruptcy of Levitt and Sons
     On November 9, 2007, the Debtors filed voluntary petitions for relief under the Chapter 11 Cases in the Bankruptcy Court. The Debtors commenced the Chapter 11 Cases in order to preserve the value of their assets and to facilitate an orderly wind-down of their businesses and disposition of their assets in a manner intended to maximize the recoveries of all constituents.
     On November 27, 2007, the Office of the United States Trustee (the “U.S. Trustee), appointed an official committee of unsecured creditors in the Chapter 11 Cases (the “Creditors’ Committee”). On January 22, 2008, the U.S. Trustee appointed a Joint Home Purchase Deposit Creditors Committee of Creditors Holding Unsecured Claims (the “Deposit Holders Committee”, and together with the Creditors Committee, the “Committees”) The Committees have a right to appear and be heard in the Chapter 11 Cases.

     On November 27, 2007, the Bankruptcy Court granted the Debtors’ Motion for Authority to Incur Chapter 11 Administrative Expense Claim (“Chapter 11 Admin. Expense Motion”) thereby authorizing the Debtors to incur a post petition administrative expense claim in favor of the Company for Post Petition Services. While the Bankruptcy Court approved the incurrence of the amounts as unsecured post petition administrative expense claims, the cash payments of such claims is subject to additional court approval. In addition to the unsecured administrative expense claims, the Company has pre-petition secured and unsecured claims against the Debtors. The Debtors have scheduled the amounts due to the Company in the Chapter 11 Cases. The unsecured pre-petition claims of the Company scheduled by Levitt and Sons are approximately $67.3 million and the secured pre-petition claim scheduled by Levitt and Sons is approximately $460,000. The Company has also filed contingent claims with respect to any liability it may have arising out of disputed indemnification obligations under certain surety bonds. Lastly, the Company implemented an employee severance fund in favor of certain employees of the Debtors. Employees who received funds as part of this program as of December 31, 2007, which totaled approximately $600,000 paid as of that date, have assigned their unsecured claims to the Company. There is no assurance that there will be any funds available to pay the Company these or any other amounts associated with the Company’s claims against the Debtors.
     At December 31, 2007, the Company had a federal income tax receivable of $27.4 million as a result of losses incurred, which is anticipated to be collected upon filing the 2007 consolidated U.S. federal income tax return. The Creditors Committee has advised the Company that they believe the creditors are entitled to share in an unstated amount of the refund.
     Pursuant to the Bankruptcy Code, the Debtors have for a limited period subject to extension, the exclusive right to file a plan of reorganization or liquidation (the “ Plan”).
Rights Offering
     On August 29, 2007, Levitt Corporation distributed to each holder of record of its Class A common stock and Class B common stock as of August 27, 2007 5.0414 subscription rights for each share of such stock owned on that date (the “Rights Offering”), or an aggregate of rights to purchase 100 million shares of Class A common stock. The Rights Offering was priced at $2.00 per share, commenced on August 29, 2007 and was completed on October 1, 2007. Levitt Corporation received $152.8 million of proceeds in connection with the exercise of rights by its shareholders. In connection with the offering, Levitt Corporation issued an aggregate of 76,424,066 shares of Class A common stock on October 1, 2007. The stock price on the October 1, 2007 closing date was $2.05 per share. As a result, there is a bonus element adjustment of 1.97% for all shareholders of record on August 29, 2007 and accordingly the number of weighted average shares of Class A common stock outstanding for basic and diluted (loss) earnings per share was retroactively increased by 1.97% for all prior periods presented in this Annual Report on Form 10-K.
Reductions in Force
     In the third and fourth quarters of 2007, substantially all of Levitt and Sons’ employees were terminated and 22 employees were terminated at Levitt Corporation primarily as a result of the Chapter 11 Cases. On November 9, 2007, Levitt Corporation implemented an employee fund and indicated that it would pay up to $5 million of severance benefits to terminated Levitt and Sons employees to supplement the limited termination benefits which could be paid by Levitt and Sons to those employees. Levitt and Sons is restricted in the amount of termination benefits it can pay to its former employees by virtue of the Chapter 11 Cases. For the year ended December 31, 2007, the Company paid approximately $600,000 in severance and termination charges related to the above fund which is reflected in the Other Operations segment and paid $2.3 million in severance to the employees of the Homebuilding Division prior to deconsolidation. Employees entitled to participate in the fund either received a payment stream, which in certain cases extended over two years, or a lump sum payment, dependent on a variety of factors. For any amounts paid related to this fund from the Other Operations segment, these payments were in exchange for an assignment to the Company by those employees of their unsecured claims against Levitt and Sons. At December 31, 2007 there was $2.0 million accrued to be paid related to this fund as well as severance for employees other than Levitt and Sons employees. In addition to these amounts, we expect additional severance related obligations associated with the fund mentioned above of $1.7 million in 2008 as employees assign their unsecured claims to the Company.

     In addition to the severance benefits, Levitt Corporation entered into two independent contractor agreements in December 2007 with two former Levitt and Sons employees. The agreements are for past and future consulting services. The total commitment related to these agreements is $1.6 million and will be paid monthly through 2009.
Acquisition of Carolina Oak Homes, LLC
     On October 23, 2007, Levitt Corporation acquired from Levitt and Sons all of the outstanding membership interests in Carolina Oak, a South Carolina limited liability company (formerly known as Levitt and Sons of Jasper County, LLC) for the following consideration: (i) assumption of the outstanding principal balance of a loan in the amount of $34.1 million which is secured by a 150 acre parcel of land owned by Carolina Oak located in Tradition Hilton Head , (ii) execution of a promissory note in the amount of $400,000 to serve as a deposit under a purchase agreement between Carolina Oak and Core Communities of South Carolina, LLC and (iii) the assumption of specified payables in the amount of approximately $5.3 million. The principal asset in Carolina Oak is a 150 acre parcel of partially developed land currently under development and located in Tradition Hilton Head. As of December 31, 2007, Carolina Oak had 14 units under current development with no units in backlog. Carolina Oak has an additional 91 lots that are currently available for home construction.
Acquisition of common stock
     As of March 17, 2008, the Company, together with, Woodbridge Equity Fund LLLP, a newly formed limited liability limited partnership, wholly-owned by the Company, had purchased 3,000,200 shares of Office Depot, Inc. (“Office Depot”) common stock, which represents approximately one percent of Office Depot’s outstanding stock, at a cost of approximately $34.0 million. In connection with the acquisition of this ownership interest, on March 17, 2008, the Company delivered notice to Office Depot of the Company’s intent to nominate two nominees to stand for election to Office Depot’s Board of Directors. One of the nominees, Mark D Begelman, was the President and Chief Operating Officer of Office Depot from 1991 to 1995 and is currently an officer of BankAtlantic. Also on March 17, 2008, the Company, together with Woodbridge Equity Fund LLLP and other participants in the proxy solicitation, filed a preliminary proxy statement with the SEC in connection with the solicitation of proxies in support of the election of the two nominees. The Company has agreed to indemnify each nominee against certain losses and expenses which such nominees may incur in connection with the proxy solicitation and their efforts to gain election to the Office Depot board. In addition, the Company has filed a complaint in the Delaware Court of Chancery seeking, among other things, a court order declaring that the nomination of the two nominees at the Office Depot annual meeting is valid.
Business Strategy
     Our business strategy involves the following principal goals:
     Pursue investment opportunities. We intend to pursue acquisitions and investments opportunistically, using a combination of our cash and third party equity and debt financing. These investments may be within or outside of the real estate industry. We also intend to explore a variety of funding structures which might leverage and capitalize on our available cash and other assets currently owned by us. We may acquire entire businesses, majority interests in companies or minority, non-controlling interests. Investing on this basis will present additional risks, including the risks inherent in the industries in which we invest and potential integration risks if we seek to integrate the acquired operations into our operations.

     Continue to develop master-planned communities. The Land Division is actively developing and marketing its master-planned communities in Florida and South Carolina. In addition to marketing of parcels to homebuilders, the Land Division continues to expand its commercial operations through sales to developers and through its efforts to internally develop projects for leasing to third parties. Core is committed to developing communities that will responsibly serve its residents and business in the long-term. The goal of its developments is to facilitate a regional roadway network and establish model communities that will set an example for future development. Core has established a series of community design standards which have been incorporated into the overall planning effort of master-planned communities including: utilizing a mix of housing types, including single-family neighborhoods and a variety of higher density communities; and having a neighborhood Town Center, Community School parcels, a workplace environment and community parks. The intent is to establish well-planned, innovative communities that are sustainable for the long-term.
     We view our commercial projects opportunistically and intend to periodically evaluate the short and long term benefits of retention or disposition. In 2007, we announced the intention to sell the commercial leasing projects owned by Core and provide ongoing management services to a potential buyer. Historically, land sale revenues have been sporadic and fluctuate dramatically by quarter and land sale transactions have resulted in 40% to 60% margins. However, margins on land sales and the many factors which impact the margin may not remain at these levels given the current downturn in the real estate markets where we own properties. Recent trends in home sales may require us to hold our land inventory longer than originally projected. We intend to review each parcel ready for development to determine whether to market the parcel to third parties, to internally develop the parcel for leasing, or hold the parcel and determine later whether to pursue third party sales or internal development opportunities. Our decision will be based, in part, on the condition of the commercial real estate market and our evaluation of future prospects. Our land development activities in our master-planned communities offer a source of land for future homebuilding by others. Much of our master-planned community acreage is under varying development orders and is not immediately available for construction or sale to third parties at prices that maximize value. Third-party homebuilder sales remain an important part of our ongoing strategy to generate cash flow, maximize returns and diversify risk, as well as to create appropriate housing alternatives for different market segments in our master-planned communities.
     Operate efficiently and effectively. We have recently taken steps which we believe strengthen our company. We raised a significant amount of capital through a rights offering and have implemented significant reductions in workforce levels. We intend to continue our focus on aligning our staffing levels with business goals and current and anticipated future market conditions. We also intend to continue to focus on expense management initiatives throughout the organization.
     Utilize community development districts to fund development costs. We establish community development districts to access tax-exempt bond financing to fund infrastructure development at our master-planned communities, which is a common practice among land developers in Florida. The ultimate owners of the property within the district are responsible for amounts owed on these bonds, which are funded through annual assessments. Generally, in Florida, no payments under the bonds are required from property owners during the first two to three years after issuance as a result of capitalized interest built into the bond proceeds. While we are responsible for any assessed amounts until the underlying property is sold, this strategy allows us to more effectively manage the cash required to fund infrastructure at the project in the short term. If the property is not sold prior to the assessment date we will be required to pay the full amount of the annual assessment on the property owned by us. However, there have recently been significant disruptions in credit markets, including downward trends in the municipal bond markets which may impact the availability and pricing of this type of financing in the future. We may not be able to access tax-exempt bond financing or any other financing through community development districts if market conditions do not improve.
Business Segments
     Through 2007, management reported results of operations through four segments: Land Division, Other Operations, Primary Homebuilding and Tennessee Homebuilding. The results of operations of Primary Homebuilding, with the exception of Carolina Oak, and Tennessee Homebuilding are only included as separate segments through November 9, 2007, the date of Levitt Corporation’s deconsolidation of Levitt and Sons. The presentation and allocation of the assets, liabilities and results of operations of each segment may not reflect the actual economic costs of the segment as a stand-alone business. If a different basis of allocation were utilized, the relative contributions of the segment might differ but, in management’s view, the relative trends in segments would not likely be impacted. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements — Note 23 to our audited consolidated financial statements for a discussion of trends, results of operations and other relevant information on each segment.
Land Division
     The Land Division, which operates through Core Communities, generates revenue primarily from land sales from master-planned communities and also generates revenue from leasing commercial properties which it has developed. At December 31, 2007, our Land Division owned approximately 6,500 gross acres in Tradition, Florida including approximately 3,900 saleable acres. Through December 31, 2007, Core Communities had entered into contracts for the sale of a total of approximately 2,100 acres in the first phase development at Tradition, Florida of which approximately 1,800 acres had been delivered at December 31, 2007. Our backlog contains contracts for the sale of 259 acres, although there is no assurance that the consummation of those transactions will occur. Delivery of these acres is expected to be completed in 2009. At December 31, 2007, our Land Division also owned approximately 5,200 gross acres in Tradition Hilton Head, including approximately 2,800 remaining net saleable acres and 150 acres owned and being developed by Carolina Oak, a subsidiary of the Company, currently included under Other Operations below.
     Our Land Division’s land in development and relevant data as of December 31, 2007 were as follows:

					Non-		Third
	Date	Acres	Closed	Current	Saleable	Saleable	Party	Acres
	Acquired	Acquired	Acres(a)	Inventory	Acres(b)	Acres(b)	Backlog(c)	Available
Currently in Development
Tradition, Florida	1998 — 2004	8,246	1,794	6,452	2,583	3,869	259	3,610
Tradition Hilton Head	2005	5,390	163	5,227	2,417	2,810	—	2,810

Total Currently in Development		13,636	1,957	11,679	5,000	6,679	259	6,420

(a)	Closed acres for Tradition Hilton Head include 150 acres owned by Carolina Oak, a wholly owned subsidiary of Levitt Corporation. The revenue from this sale was eliminated in consolidation.

(b)	Actual saleable and non-saleable acres may vary over time due to changes in zoning, project design, or other factors. Non-saleable acres include, but are not limited to, areas set aside for roads, parks, schools, utilities, wetlands and other public purposes.

(c)	Acres under contract to third parties.
Other Operations
     Other operations consist of Levitt Commercial, our investment in Bluegreen Corporation, investments in joint ventures and holding company operations.
Levitt Commercial
     Levitt Commercial was formed in 2001 to develop industrial, commercial, retail and residential properties. Revenues for the year ended December 31, 2007 amounted to $6.6 million which reflect sales of warehouse properties. Levitt Commercial delivered 17 flex warehouse units at its remaining development project. Levitt Commercial completed the sale of all flex warehouse units in inventory in 2007 and we have no current plans for future sales from Levitt Commercial.

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
     Bluegreen Resorts acquires, develops and markets vacation ownership interests (“VOIs”) in resorts generally located in popular high-volume, “drive-to” vacation destinations. Bluegreen Communities acquires, develops and subdivides property and markets residential land homesites, the majority of which are sold directly to retail customers who seek to build a home in a high quality residential setting, in some cases on properties featuring a golf course and related amenities.
     Bluegreen also generates significant interest income through its financing of individual purchasers of VOIs and, to a nominal extent, homesites sold by its Bluegreen Communities division.
     We evaluated our investment in Bluegreen at December 31, 2007 and noted that the current $116.0 million book value of the investment was greater than the market value of $68.4 million (based upon a December 31, 2007 closing price of $7.19). We performed an impairment review in accordance with Emerging Issues Task Force 03-1 (“EITF 03-1”), Accounting Principles Board Opinion No. 18 (“APB No. 18”), and Securities and Exchange Commission Staff Accounting Bulletin 59 (“SAB 59”) to analyze various quantitative and qualitative factors and determine if an impairment adjustment was needed. Based on our evaluation and the review of various qualitative and quantitative factors relating to the performance of Bluegreen, the current value of the stock price, and management’s intention with regards to this investment, management determined that the impairment associated with the investment in Bluegreen was not an other than temporary decline and, accordingly, no adjustment to the carrying value was recorded at December 31, 2007.
     Bluegreen recently announced its intention to pursue a rights offering to its shareholders of up to $100 million of its common stock. Bluegreen intends to file a registration statement relating to the rights offering in March 2008. We own approximately 31% of Bluegreen’s outstanding common stock and we currently intend to participate in this rights offering and to support the efforts of Bluegreen’s management to maximize shareholder value through organic and acquisition-driven growth initiatives and then exploring strategic alternatives.
Corporate Operations Headquarters
     In October 2004, we acquired an 80,000 square foot office building to serve as our home office in Fort Lauderdale, Florida for $16.2 million. The building was fully leased and occupied during the year ended December 31, 2005 and generated rental income. On November 9, 2005 the lease was modified and two floors of the building were vacated in January 2006. The building now serves as the Corporate Headquarters for Levitt Corporation. We are planning to seek to lease to third parties this space in 2008 and relocate to a smaller space due to the number of employees we have remaining at this facility.
Other Investments and Joint Ventures
     In the past we have sought to mitigate the risks associated with certain real estate projects by entering into joint ventures. Our investments in joint ventures and the earnings recorded on these investments were not significant for the year ended December 31, 2007.
     We entered into an indemnity agreement in April 2004 with a joint venture partner at Altman Longleaf relating to, among other obligations, that partner’s guarantee of the joint venture’s indebtedness. Our liability under the indemnity agreement is limited to the amount of any distributions from the joint venture which exceeds our original capital and other contributions. Levitt Commercial owns a 20% interest in Altman Longleaf, LLC, which owns a 20% interest in this joint venture. This joint venture is developing a 298-unit apartment complex in Melbourne, Florida. An affiliate of our joint venture partner is the general contractor. Construction commenced on the development in 2004 and was completed in 2006. Our original capital contributions totaled approximately $585,000 and we have received approximately $1.2 million in distributions since 2004. Accordingly, our potential obligation of indemnity at December 31, 2007 is approximately $664,000. The book value of this investment as of December 31, 2007 was zero due to the losses this joint venture has incurred. Based on the joint venture assets that secure the indebtedness, we do not currently believe it is likely that any payment will be required under the indemnity agreement.

Homebuilding Division
     The Primary and Tennessee Homebuilding segments were deconsolidated from our results of operations on November 9, 2007 due to the Chapter 11 Cases. The results of operations for the three year period ended December 31, 2007 include the results of operations for the Debtors through November 9, 2007. However, we continue to be engaged in limited homebuilding activities in Tradition Hilton Head through Carolina Oak, which was acquired by Levitt Corporation from Levitt and Sons during 2007. The results of operations and financial condition of Carolina Oak as of and for the three year period ended December 31, 2007 are included in the Primary Homebuilding segment in this Form 10-K because it is engaged in homebuilding activities and because the financial metrics from this company are similar in nature to the other homebuilding projects within this segment that existed during these periods.
     As of December 31, 2007, Carolina Oak had 14 units under current development with no units in backlog. Carolina Oak has an additional 91 lots that are currently available for home construction. We may decide to continue to build the remainder of the community which is planned to consist of approximately 403 additional units if the sales of the existing units are successful.
Information Technologies
     We continue to seek to improve the efficiency of our field and corporate operations in an effort to plan appropriately for the construction of our master-planned communities, perform limited homebuilding activities and to plan for future investments or acquisitions. In the fourth quarter of 2006, we implemented a fully integrated operating and financial system in order to have all operating entities on one platform. These systems have enabled information to be shared and utilized throughout our company and have enabled us to better manage, optimize and leverage our employees and management. During 2007, we further implemented the property management module associated with this financial system for use in our Land Division to assist with our expansion and management of our commercial leasing business.
Seasonality
     We have historically experienced volatility but not necessarily seasonality, in our results of operations from quarter-to-quarter due to the nature of the real estate business. Historically, land sale revenues have been sporadic and have fluctuated dramatically. In addition, margins on land sales and the many factors which impact the margin may not remain at historical levels given the current downturn in the real estate markets where we own properties. We are focusing on maximizing our sales efforts with homebuilders at our master-planned communities. However, due to the uncertainty in the real estate market, we expect to continue to experience high volatility in our Land Division revenues throughout 2008.
Competition
     The real estate development industry is highly competitive and fragmented. We compete with third parties in our efforts to sell land to homebuilders. We compete with other local, regional and national real estate companies and homebuilders, often within larger subdivisions designed, planned and developed by such competitors. Some of our competitors have greater financial, marketing, sales and other resources than we do.
     In addition, there are relatively low barriers to entry into our business. There are no required technologies that would preclude or inhibit competitors from entering our markets. Our competitors may independently develop land. A substantial portion of our operations are in Florida and South Carolina, and we expect to continue to face additional competition from new entrants into our markets.

Employees
     As of December 31, 2007, we employed a total of 117 full-time employees and 8 part-time employees. The breakdown of employees by segment was as follows:

	Full	Part
	Time	Time
Primary Homebuilding	3	—
Land	67	8
Other Operations	47	—

Total	117	8

     Primary Homebuilding employee count includes those employees working at Carolina Oak. They are Levitt Corporation employees but the salaries and expenses related to these individuals are included in the results of operations of Primary Homebuilding for the three year period ended December 31, 2007. In addition to the employees listed in the preceding table, Levitt and Sons had 38 employees as of December 31, 2007 who were providing post-bankruptcy services. These employees are being phased out as projects are abandoned or transferred to the lenders. Levitt Corporation is not paying for the salaries or benefits of these remaining Levitt and Sons’ employees.
     Our employees are not represented by any collective bargaining agreements and we have never experienced a work stoppage. We believe our employee relations are satisfactory.
Additional Information
     Our Internet website address is www.levittcorporation.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available free of charge through our website, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). Our Internet website and the information contained in or connected to our website are not incorporated into this Annual Report on Form 10-K.
     Our website also includes printable versions of our Corporate Governance Guidelines, our Code of Business Conduct and Ethics and the charters for each of the Audit, Compensation and Nominating/Corporate Governance Committees of our Board of Directors.
ITEM 1A. RISK FACTORS
RISKS RELATING TO OUR BUSINESS AND THE REAL ESTATE BUSINESS GENERALLY
We engage in real estate activities which are speculative and involve a high degree of risk.
     The real estate industry is highly cyclical by nature, the current market is experiencing a significant decline and future market conditions are uncertain. Factors which adversely affect the real estate industry, many of which are beyond our control, include:
•	overbuilding or decreases in demand to acquire land;

•	the availability and cost of financing;

•	unfavorable interest rates and increases in inflation;

•	changes in national, regional and local economic conditions;

•	cost overruns, inclement weather, and labor and material shortages;

•	the impact of present or future environmental legislation, zoning laws and other regulations;

•	availability, delays and costs associated with obtaining permits, approvals or licenses necessary to develop property; and

•	increases in real estate taxes, insurance and other local government fees.
There has been a decline in the homebuilding industry over the past two years and if it continues it could adversely affect land development activities at our Land Division.
     For the past two years, the homebuilding industry has experienced a significant decline in demand for new homes and a significant oversupply of lots and homes available for sale. The trends in the homebuilding industry continue to be unfavorable. Demand has slowed as evidenced by fewer new orders and lower conversion rates, which has been exacerbated by increasing cancellation rates. The combination of the lower demand and higher inventories affects the amount of land that we are able to develop and sell in the future, as well as the prices at which we are able to sell the land. We cannot predict how long demand and other factors in the homebuilding industry will remain unfavorable, how active the market will be during the coming periods and how these factors will affect our Land Division. A substantial downturn or a further deterioration in the homebuilding industry will have an adverse effect on our results of operations and financial condition.
Because real estate investments are illiquid, a decline in the real estate market or in the economy in general could adversely impact our business and our cash flow.
     Real estate investments are generally illiquid. Companies that invest in real estate have a limited ability to vary their portfolio of real estate investments in response to changes in economic and other conditions. In addition, the market value of any or all of our properties or investments may decrease in the future. Moreover, we may not be able to timely dispose of an investment when we find dispositions advantageous or necessary, or complete the disposition of properties under contract to be sold, and any such dispositions may not provide proceeds in excess of the amount of our investment in the property or even in excess of the amount of any indebtedness secured by the property. Our inventory of real estate was $227.3 million at December 31, 2007. These land holdings subject us to a greater risk from declines in real estate values in our markets and are susceptible to impairment write-downs in the current real estate environment. Declines in real estate values or in the economy generally could have a material adverse impact on our financial condition and results of operations.
Natural disasters could have an adverse effect on our real estate operations.
     The Florida and South Carolina markets in which we operate are subject to the risks of natural disasters such as hurricanes and tropical storms. These natural disasters could have a material adverse effect on our business by causing the incurrence of uninsured losses, increased homebuyer insurance rates, delays in construction, and shortages and increased costs of labor and building materials.
     In addition to property damage, hurricanes may cause disruptions to our business operations. Approaching storms may require that operations be suspended in favor of storm preparation activities. After a storm has passed, construction-related resources such as sub-contracted labor and building materials are likely to be redeployed to hurricane recovery efforts. Governmental permitting and inspection activities may similarly be focused primarily on returning displaced residents to homes damaged by the storms rather than on new construction activity. Depending on the severity of the damage caused by the storms, disruptions such as these could last for several months.

A portion of our revenues from land sales in our master-planned communities are recognized for accounting purposes under the percentage of completion method, therefore, if our actual results differ from our assumptions, our profitability may be reduced.
     Under the percentage of completion method of accounting for recognizing revenue, we record revenue and cost of sales as work on the project progresses based on the percentage of actual work incurred compared to the total estimated costs. This method relies on estimates of total expected project costs. Revenue and cost estimates are reviewed and revised periodically as the work progresses. Adjustments are reflected in sales of real estate and cost of sales in the period when such estimates are revised. Variation of actual results compared to our estimated costs in these large master-planned communities could cause material changes to our net margins.
Product liability litigation and claims that arise in the ordinary course of business may be costly which could adversely affect our business.
     Our commercial development business is subject to construction defect and product liability claims arising in the ordinary course of business. These claims are common in the commercial real estate industries and can be costly. We have, and many of our subcontractors have, general liability, property, errors and omissions, workers compensation and other business insurance. However, these insurance policies only protect us against a portion of our risk of loss from claims. In addition, because of the uncertainties inherent in these matters, we cannot provide reasonable assurance that our insurance coverage or our subcontractor arrangements will be adequate to address all warranty, construction defect and liability claims in the future. In addition, the costs of insuring against construction defect and product liability claims, if applicable, are high and the amount of coverage offered by insurance companies is also currently limited. There can be no assurance that this coverage will not be further restricted and become more costly. If we are not able to obtain adequate insurance against these claims, we may experience losses that could negatively impact our operating results.
We are subject to governmental regulations that may limit our operations, increase our expenses or subject us to liability.
     We are subject to laws, ordinances and regulations of various federal, state and local governmental entities and agencies concerning, among other things:
•	environmental matters, including the presence of hazardous or toxic substances;

•	wetland preservation;

•	health and safety;

•	zoning, land use and other entitlements;

•	building design; and

•	density levels.
     In developing a project and building commercial properties, we may be required to obtain the approval of numerous governmental authorities regulating matters such as:
•	installation of utility services such as gas, electric, water and waste disposal;

•	the dedication of acreage for open space, parks and schools;

•	permitted land uses; and

•	the construction design, methods and materials used.
     These laws or regulations could, among other things:
•	establish building moratoriums;

•	limit the number of commercial properties that may be built;

•	change building codes and construction requirements affecting property under construction;

•	increase the cost of development and construction; and

•	delay development and construction.

     We may also at times not be in compliance with all regulatory requirements. If we are not in compliance with regulatory requirements, we may be subject to penalties or we may be forced to incur significant expenses to cure any noncompliance. In addition, some of our land and some of the land that we may acquire have not yet received planning approvals or entitlements necessary for planned or future development. Failure to obtain entitlements necessary for further development of this land on a timely basis or to the extent desired may adversely affect our future results.
     Several governmental authorities have also imposed impact fees as a means of defraying the cost of providing governmental services to developing areas, and many of these fees have increased significantly during recent years.
Building moratoriums and changes in governmental regulations may subject us to delays or increased costs of construction or prohibit development of our properties.
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
We are subject to environmental laws and the cost of compliance could adversely affect our business.
     As a current or previous owner or operator of real property, we may be liable under federal, state, and local environmental laws, ordinances and regulations for the costs of removal or remediation of hazardous or toxic substances on, under or in the property. These laws often impose liability whether or not we knew of, or were responsible for, the presence of such hazardous or toxic substances. The cost of investigating, remediating or removing such hazardous or toxic substances may be substantial. The presence of any such substance, or the failure promptly to remediate any such substance, may adversely affect our ability to sell or lease the property, to use the property for our intended purpose, or to borrow funds using the property as collateral.
Increased insurance risk could negatively affect our business.
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
We utilize community development district and special assessment district bonds to fund development costs and we will be responsible for assessments until the underlying property is sold.
     We establish community development district and special assessment district bonds to access tax-exempt bond financing to fund infrastructure development at our master-planned communities. We are responsible for any assessed amounts until the underlying property is sold. We will continue to be responsible for the annual assessments if the property is never sold. Accordingly, if recent negative trends in the homebuilding industry do not improve, and we are forced to hold our land inventory longer than originally projected, we would be forced to pay a higher portion of annual assessments on property which is subject to assessments. We could be required to pay down a portion of the bonds in the event our entitlements were to decrease as to the number of residential units and/or commercial space that can be built on a parcel(s) encumbered by the bonds. In addition, Core Communities has guaranteed payments for assessments under the district bonds in Tradition, Florida which would require funding if future assessments to be allocated to property owners are insufficient to repay the bonds.

     The availability of tax-exempt bond financing to fund infrastructure development at our master-planned communities may be affected by recent disruptions in credit markets, including the municipal bond market, by general economic conditions and by fluctuations in the real estate market. If we are not able to access this type of financing, we would be forced to obtain substitute financing, which may not be available on terms favorable to the Company, or at all. If we are not able to obtain financing for infrastructure development, Core would be forced to use our own funds or delay development activity at the master-planned communities.
RISKS ASSOCIATED WITH LEVITT AND SONS’ BANKRUPTCY FILING
We cannot predict the effect that the Chapter 11 Cases will have on Levitt and Sons’ business and creditors or on Levitt Corporation.
     There is no assurance that Levitt and Sons will be able to develop, prosecute, confirm and consummate the Plan and that the Plan will be accepted. Third parties may seek and obtain Bankruptcy Court approval to propose and confirm the Plan. As a result, there is no assurance that the creditors will not seek to assert claims against Levitt Corporation or any of its subsidiaries other than Levitt and Sons, whether or not such claims have any merit and the risk that Levitt Corporation’s or any such subsidiary’s assets become subject to or included in Levitt and Sons’ bankruptcy case. In addition, Levitt Corporation files a consolidated federal income tax return, which means that the taxable income or tax losses of Levitt and Sons were included in the Company’s federal income tax return. At December 31, 2007, Levitt Corporation had a federal income tax receivable of $27.4 million as a result of losses incurred, which is anticipated to be collected upon filing the 2007 consolidated U.S. federal income tax return. The Creditors’ Committee of the Chapter 11 Cases has advised that they believe that the creditors are entitled to share in an unstated amount of the refund. At this time, it is not possible to predict the effect that the Chapter 11 Cases will have on Levitt Corporation or whether it will adversely affect our results of operations and financial condition.
Levitt and Sons’ bankruptcy and the publicity surrounding its filing may adversely affect Levitt Corporation and its subsidiaries other than Levitt and Sons.
     The businesses and relationships we had at Levitt and Sons may also be relationships we have at our other subsidiaries. These relationships could be affected by the Chapter 11 Cases of Levitt and Sons and it could materially affect our ability to conduct business with customers, suppliers and employees in the future.
Levitt and Sons had surety bonds on most of their projects some, of which were subject to indemnity by Levitt Corporation.
     Levitt and Sons had $33.3 million in surety bonds relating to its ongoing projects at the time of the filing of the Chapter 11 Cases. In the event that these obligations are drawn and paid by the surety, Levitt Corporation could be responsible for up to $12.0 million plus costs and expenses in accordance with the surety indemnity agreement for these instruments. As of December 31, 2007, we recorded $1.8 million in surety bonds accrual at Levitt Corporation related to certain bonds where management considers it probable that the Company will be required to reimburse the surety under the indemnity agreement. It is unclear given the uncertainty involved in the Chapter 11 Cases whether and to what extent the outstanding surety bonds of Levitt and Sons will be drawn and the extent to which Levitt Corporation may be responsible for additional amounts beyond this accrual. It is unlikely that Levitt Corporation would have the ability to receive any repayment, assets or other consideration as recovery of any amount it is required to pay. If losses on additional surety bonds are identified, we will need to take additional charges associated with Levitt Corporation’s exposure under our indemnities, and this may have a material adverse effect on our results of operations and financial condition.

Levitt Corporation’s outstanding advances due from Levitt and Sons may not be repaid.
     Levitt Corporation has deconsolidated Levitt and Sons from its consolidated financial statements and reflects Levitt and Sons as a cost method investment as of December 31, 2007. At the time of deconsolidation, November 9, 2007, Levitt Corporation had a negative investment in Levitt and Sons of $123.0 million and there were outstanding advances due from Levitt and Sons of $67.8 million at Levitt Corporation resulting in a net negative investment of $55.2 million. Since the Chapter 11 Cases were filed, Levitt Corporation has also incurred certain administrative costs in the amount of $1.4 million related to Post Petition Services. The payment by Levitt and Sons of its outstanding advances and the Post Petition Services expenses are subject to the risks inherent to creditors in the Chapter 11 Cases. Levitt and Sons may not have sufficient assets to repay Levitt Corporation for advances made to Levitt and Sons or the Post Petition Services and it is likely that some, if not all, of these amounts will not be recovered.
RISKS RELATING TO OUR COMPANY
Our outstanding debt instruments impose restrictions on our operations and activities and could adversely affect our financial condition.
     At December 31, 2007, our consolidated debt was approximately $274.8 million of which $137.1 million relates to the Land Division. Debt associated with assets held for sale was $79.0 million. Certain loans which provide the primary financing for Tradition, Florida and Tradition Hilton Head have an annual appraisal and re-margining requirement. These provisions may require Core Communities, in circumstances where the value of its real estate securing these loans declines, to pay down a portion of the principal amount of the loan to bring the loan within specified minimum loan-to-value ratios. Accordingly, should land prices decline, reappraisals could result in significant future re-margining payments. In addition, all of our outstanding debt instruments require us to comply with certain financial covenants. Further, one of our debt instruments contains cross-default provisions, which could cause a default in this debt instrument if we default on other debt instruments. If we fail to comply with any of these restrictions or covenants, the holders of the applicable debt could cause our debt to become due and payable prior to maturity. These accelerations or significant re-margining payments could require us to dedicate a substantial portion of our cash and cash flow from operations to payment of or on our debt and reduce our ability to use our cash for other purposes.
     Certain of our borrowings require us to repay specified amounts upon a sale of a portion of the property securing the debt. The borrowings may require additional principal payments in the event that the timing and the amount of sales are below those agreed to at the inception of the borrowing. Our anticipated minimum debt payment obligations in 2008 total approximately $12.2 million, of which $8.9 million relates to assets held for sale. These amounts do not include any amounts due upon a sale of the collateral, amounts due as a result of sales below expectations or re-margining payments that could be required in the event that property serving as collateral becomes impaired. Core is subject to provisions in its borrowing agreement that require additional principal payments, known as curtailment payments, in the event that sales, within a specific timeframe, are below those agreed to at the inception of the borrowing. In the event that agreed upon sales targets are not met in Tradition Hilton Head, total curtailment payments during 2008 could amount to $34.2 million. In January 2008, a $14.9 million curtailment payment was paid and an additional $19.3 million would be due in June 2008 if actual sales continue to be below the contractual requirements of the development loan. Unfavorable current trends in the homebuilding industry could result in us holding property longer than projected which would increase the likelihood that sales of property would be below levels required by our lenders.
     Our business may not generate sufficient cash flow from operations, and future borrowings may not be available under our existing credit facilities or any other financing sources in an amount sufficient to enable us to service our indebtedness, or to fund our other liquidity needs. We may need to refinance all or a portion of our debt on or before maturity, which we may not be able to do on favorable terms or at all. Recent disruptions in the credit and capital markets could make it more difficult for us to obtain future financing.
     Our ability to meet our debt service and other obligations, to refinance our indebtedness or to fund planned capital expenditures will depend upon our future performance. We are engaged in businesses that are substantially affected by changes in economic cycles. Our revenues and earnings vary with the level of general economic activity in the real estate market and are, therefore, subject to many factors outside of our control. See risk factor below entitled “Our results may vary.”

Our current land development plans may require additional capital, which may not be available on favorable terms, if at all.
     We may need to obtain additional financing as we fund our current land development projects and pursue new investments. These funds may be obtained through public or private debt or equity financings, additional bank borrowings or from strategic alliances. We may not be successful in obtaining additional funds in a timely manner, on favorable terms or at all, especially in light of the current adverse conditions in the capital and credit markets and the adverse conditions in municipal bond markets which impact our ability to access tax-exempt bond financing. Moreover, certain of our bank financing agreements contain provisions that limit the type and amount of debt we may incur in the future without our lenders’ consent. If we do not have access to additional capital, we may be required to delay, scale back or abandon some or all of our land development activities and we may not be able to pursue new investments. In addition, we may need to reduce capital expenditures and the size of our operations. There is no assurance that we will have sufficient funds to continue to develop our master-planned communities or pursue new investments as currently contemplated without additional financing or equity investment.
Our results may vary.
     We historically have experienced, and expect to continue to experience, variability in operating results on a quarterly basis and from year to year. Factors expected to contribute to this variability include:
•	the cyclical nature of the real estate industry;

•	prevailing interest rates and the availability of mortgage financing;

•	weather;

•	cost and availability of materials and labor;

•	competitive conditions;

•	timing of sales of land;

•	the timing of receipt of regulatory and other governmental approvals for land development projects; and

•	the timing of the sale of our commercial leasing operations.
Margins in our Land Division are subject to significant volatility.
     Due to the nature and size of our individual land transactions, our Land Division results are subject to significant volatility. Historically, land sale revenues have been sporadic and have fluctuated dramatically and margins on land sales and the many factors which impact the margin may not remain at the current levels given the current downturn in the real estate markets where we own properties. Margins will fluctuate based upon changing sales prices and costs attributable to the land sold. Recent declines in the value of residential land, especially in Florida where Core’s Tradition, Florida community is located, could significantly adversely impact our margins. If the real estate markets deteriorate further or if the current downturn is prolonged, we may not be able to sell land at prices above our carrying cost or even in amounts necessary to repay our indebtedness. In addition to the impact of economic and market factors, the sales price and margin of land sold varies depending upon: the location; the parcel size; whether the parcel is sold as raw land, partially developed land or individually developed lots; the degree to which the land is entitled; and whether the designated use of land is residential or commercial.
     In addition, our ability to realize margins may be affected by circumstances beyond our control, including:
•	shortages or increases in prices of construction materials;

•	natural disasters in the areas in which we operate;

•	lack of availability of adequate utility infrastructure and services; and

•	our need to rely on local subcontractors who may not be adequately capitalized or insured.

     Any of these circumstances could give rise to delays in the start or completion of, or increase the cost of, developing our master-planned communities. We compete with other real estate developers, both regionally and nationally, for labor as well as raw materials, and the competition for materials has recently become global. Increased costs in labor and materials could cause increases in construction costs. In addition, the cost of sales of real estate is dependent upon the original cost of the land acquired, the timing of the acquisition of the land, and the amount of land development, interest and real estate tax costs capitalized to the particular land parcel during active development. Future margins will continue to vary based on these and other market factors.
When commercial leasing projects become available for sale, they may not yield anticipated returns, which could harm our operating results, reduce cash flow, or cause management to choose not to sell certain commercial assets.
     A component of our business strategy is the development of commercial properties and assets for sale. These developments may not be as successful as expected due to the commercial leasing related risks discussed below, as well as the risks associated with real estate development generally, and the timeline involved in development and leasing.
     Development of commercial projects involve the risk of the significant time lag between commencement and completion of the project which subjects us to greater risks due to fluctuation in the general economy, failure or inability to obtain construction or permanent financing on favorable terms, inability to achieve projected rental rates, anticipated pace that we will be able to lease new tenants, higher than estimated construction costs, including labor and material costs, and possible delay in completion of the project because of a number of factors, including weather, labor disruptions, construction delays or delays in receipt of zoning or other regulatory approvals, or man-made or natural disasters.
     Significant changes in economic conditions could adversely affect prospective tenants and our ability to lease newly developed properties and could result in our being forced to hold these properties for a longer period of time.
We are dependent upon certain key tenants in our commercial developments and decisions made by these tenants or adverse developments in the business of these tenants could have a negative impact on our financial condition.
     We own commercial real estate centers which are supported by “anchor” tenants which, due to size, reputation or other factors, are particularly responsible for drawing other tenants and shoppers to our centers in certain cases. We are subject to the risk that certain of these anchor tenants may be unable to make their lease payments or may decline to extend a lease upon its expiration.
     In addition, an anchor tenant may decide that a particular store is unprofitable and close its operations, and, while the tenant may continue to make rental payments, its failure to occupy its premises could have an adverse effect on the property. A lease termination by an anchor tenant or a failure by that anchor tenant to occupy the premises could result in lease terminations or reductions in rent by other tenants in the same shopping center. Vacated anchor tenant space also tends to adversely affect the entire shopping center because of the loss of the departed anchor tenant’s power to draw customers to the center. We may not be able to quickly re-lease vacant space on favorable terms, if at all. Any of these developments could adversely affect our financial condition or results of operations.
It may be difficult and costly to rent vacant space and space which may become vacant in future periods.
     Our goal is to improve the performance of our properties by leasing available space and re-leasing vacated space. However, we may not be able to maintain our overall occupancy levels. Our ability to continue to lease or re-lease vacant space in our commercial properties will be affected by many factors, including our properties’ locations, current market conditions and the provisions of the leases we enter into with the tenants at our properties. In fact, many of the factors which could cause our current tenants to vacate their space could also make it more difficult for us to release that space. The failure to lease or to re-lease vacant space on satisfactory terms could harm our operating results.

     If we are able to re-lease vacated space, there is no assurance that rental rates will be equal to or in excess of current rental rates. In addition, we may incur substantial costs in obtaining new tenants, including brokerage commission fees paid by us in connection with new leases or lease renewals, and the cost of making leasehold improvements.
The loss of the services of our key management and personnel could adversely affect our business
     Our ability to successfully implement our business strategy will depend on our ability to attract and retain experienced and knowledgeable management and other professional staff. We currently have an Acting Chief Financial Officer and are in the process of seeking to recruit a permanent replacement. There is no assurance that we will be successful in attracting and retaining an experienced and knowledgeable Chief Financial Officer or other key management personnel.
Our future acquisitions may reduce our earnings, require us to obtain additional financing and expose us to additional risks.
     Our business strategy includes investing in and acquiring diverse operating companies and some of these investments and acquisitions may be material. While we will seek investments and acquisitions primarily in companies that provide opportunities for growth with seasoned and experienced management teams, we may not be successful in identifying these opportunities. Further, investments or acquisitions that we do complete may not prove to be successful. Acquisitions may expose us to additional risks and may have a material adverse effect on our results of operations and may:
•	fail to accomplish our strategic objectives;

•	not perform as expected; and/or

•	expose us to the risks of the business that we acquire.
     In addition, we will likely face competition in making investments or acquisitions which could increase the costs associated with the investment or acquisition. Our investments or acquisitions could initially reduce our per share earnings and add significant amortization expense or intangible asset charges. Since our acquisition strategy involves holding investments for the foreseeable future and because we do not expect to generate significant excess cash flow from operations, we may rely on additional debt or equity financing to implement our acquisition strategy. The issuance of debt will result in additional leverage which could limit our operating flexibility, and the issuance of equity could result in additional dilution to our then-current shareholders. In addition, such financing could consist of equity securities which have rights, preferences or privileges senior to our Class A common stock. If we do require additional financing in the future, there is no assurance that it will be available on favorable terms, if at all. If we fail to obtain the required financing, we would be required to curtail or delay our acquisition plans or to liquidate certain of our assets. Additionally, we do not intend to seek shareholder approval of any investments or acquisitions unless required by law or regulation.
Our controlling shareholders have the voting power to control the outcome of any shareholder vote, except in limited circumstances.
     As of December 31, 2007, BFC Financial Corporation (“BFC”) owned 1,219,031 shares of our Class B common stock, which represented all of our issued and outstanding Class B common stock, and 18,676,955 shares, or approximately 19.7%, of our issued and outstanding Class A common stock. In the aggregate these shares represent approximately 20.7% of our total equity and, excluding the 6,145,582 shares of our Class A common stock that BFC has agreed, subject to certain exceptions, not to vote in accordance with the Letter Agreement described in Item 8. — Financial Statements — Note 16, these shares represent approximately 54.0% of our total voting power. Since the Class A common stock and Class B common stock vote as a single group on most matters, BFC is in a position to control our company and elect a majority of our Board of Directors. Additionally, Alan B. Levan, our Chairman and Chief Executive Officer, and John E. Abdo, our Vice Chairman, beneficially own approximately 22.6% and 14.0% of the shares of BFC, respectively. Collectively, these shares represent approximately 73.2% of BFC’s total voting power. As a consequence, Alan B. Levan and John E. Abdo effectively have the voting power to control the outcome of any shareholder vote of Levitt Corporation, except in those limited circumstances where Florida law mandates that the holders of our Class A common stock vote as a separate class. BFC’s interests may conflict with the interests of our other shareholders.
RISKS ASSOCIATED WITH OUR OWNERSHIP STAKE IN BLUEGREEN CORPORATION
     We own approximately 31% of the outstanding common stock of Bluegreen Corporation, a publicly-traded corporation whose common stock is listed on the New York Stock Exchange under the symbol “BXG”. Although traded on the New York Stock Exchange, our shares of Bluegreen’s common stock may be deemed restricted stock, which would limit our ability to liquidate our investment if we chose to do so. While we have made a significant investment in Bluegreen Corporation, we do not expect to receive any dividends from the company for the foreseeable future.
     For the year ended December 31, 2007, our earnings from our investment in Bluegreen were $10.3 million, compared to $9.7 million in 2006, and $12.7 million in 2005. At December 31, 2007, the book value of our investment in Bluegreen was $116.0 million. A significant portion of our earnings and book value are dependent upon Bluegreen’s ability to continue to generate earnings and maintain its market value. Further, declines in the market value of Bluegreen’s shares or other events that could impair the value of our holdings would have an adverse impact on the value of our investment. We review our investment in Bluegreen for impairment on an annual basis or as events or circumstances warrant for other than temporary declines in value. Bluegreen recently announced its intention to pursue a rights offering to its shareholders of up to $100 million of its common stock and we currently intend to participate in the rights offering. We refer you to the public reports filed by Bluegreen with the Securities and Exchange Commission for information regarding Bluegreen.
ITEM 1B. UNRESOLVED STAFF COMMENTS
     None.
ITEM 2. PROPERTIES
     We own our principal and executive offices located at our Corporate Headquarters at 2200 West Cypress Creek Road, Fort Lauderdale, Florida 33309. In 2008, we are planning to seek to lease to third parties the space in our executive offices and relocate to smaller space due to the number of employees we have remaining at this facility. Core Communities owns their executive office building in Port St. Lucie, Florida. We also have various month to month leases on the trailers we occupy in Tradition Hilton Head. In addition to our properties used for offices, we additionally own commercial space in Florida that is leased to third parties. Because of the nature of our real estate operations, significant amounts of property are held as inventory and property and equipment in the ordinary course of our business.
ITEM 3. LEGAL PROCEEDINGS
Levitt and Sons Bankruptcy
     On November 9, 2007, Levitt and Sons and substantially all of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Florida.
     It is not possible to predict the impact that the Chapter 11 Cases will have on Levitt and Sons’ business and creditors or on Levitt Corporation. See Item 1. — Business — Recent Developments — Bankruptcy of Levitt and Sons.

Class Action litigation
     On January 25, 2008, plaintiff Robert D. Dance filed a purported class action complaint as a putative purchaser of our securities against us and certain of our officers and directors, asserting claims under the federal securities law and seeking damages. This action was filed in the United States District Court for the Southern District of Florida and is captioned Dance v. Levitt Corp. et al., No. 08-CV-60111-DLG. The securities litigation purports to be brought on behalf of all purchasers of our securities beginning on January 31, 2007 and ending on August 14, 2007. The complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder by issuing a series of false and/or misleading statements concerning our financial results, prospects and condition. We intend to vigorously defend this action.
General litigation
     We are party to additional various claims and lawsuits which arise in the ordinary course of business. We do not believe that the ultimate resolution of these claims or lawsuits will have a material adverse effect on our business, financial position, results of operations or cash flows.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None submitted.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
     Our Class A common stock is listed on the New York Stock Exchange (the “NYSE”) under the symbol “LEV.” BFC is the sole holder of the Company’s Class B common stock and there is no trading market for the Company’s Class B common stock. The Class B common stock may only be owned by BFC or its affiliates and is convertible into Class A common stock at the discretion of the holder on a one-for-one basis.
     The quarterly high and low sale prices of our Class A common stock on the NYSE for the years ended December 31, 2007 and 2006 are presented in the following table.

	2006		2007
	High	Low	High	Low
First Quarter	$25.50	$20.10	$15.44	$9.19
Second Quarter	$22.33	$14.15	$11.82	$8.47
Third Quarter	$16.10	$9.22	$10.62	$2.00
Fourth Quarter	$13.70	$11.54	$4.00	$1.54
     The stock prices do not include retail mark-ups, mark-downs or commissions. On March 7, 2008, the closing sale price of our Class A common stock as reported on the NYSE was $1.91 per share.
Shareholder Return Performance Graph
     Set forth below is a graph comparing the cumulative total returns (assuming reinvestment of dividends) for the Class A common stock, the Dow Jones U.S. Total Home Construction Index and the Russell 2000 Index and assumes $100 was invested on January 2, 2004.

	Symbol	1/2/2004	12/31/2004	12/31/2005	12/31/2006	12/31/2007
Levitt Corporation Class A common stock	LEV	100.00	152.48	113.60	61.31	11.04
Dow Jones US Total Home Construction Index	DJUSHB	100.00	140.43	161.22	127.99	56.58
Russell 2000 Index	RTY	100.00	116.18	120.04	140.44	136.58

Comparison of Four Year Cumulative Total Return
Holders
     On February 27, 2008, there were approximately 690 record holders and 95,040,731 shares of the Class A common stock issued and outstanding. Our controlling shareholder, BFC, holds all of the 1,219,031 shares of our Class B common stock outstanding.
NYSE Certification
     On October 9, 2007, the Company submitted its Annual Section 303A.12(b) Certification to the NYSE. Pursuant to this filing, the Chief Executive Officer provided an unqualified certification that, as of the date of the certification, he was not aware of any violation by the Company of the Corporate Governance Listing Standards of the NYSE.
Dividends
     On each of January 24, 2006, April 26, 2006, August 1, 2006, October 23, 2006 and January 22, 2007 our Board of Directors declared cash dividends of $0.02 per share on our Class A common stock and Class B common stock. These dividends were paid in February 2006, May 2006, August 2006, November 2006 and February 2007, respectively. There were no other dividends declared during the years ended December 31, 2006 and 2007.
     The Board has not adopted a policy of regular dividend payments. The payment of dividends in the future is subject to approval by our Board of Directors and will depend upon, among other factors, our results of operations and financial condition. We do not expect to pay dividends to shareholders for the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA
     The following table sets forth selected consolidated financial data as of and for the years ended December 31, 2003 through 2007. Certain selected financial data presented below as of December 31, 2007, 2006, 2005, 2004 and 2003 and for each of the years in the five-year period ended December 31, 2007, are derived from our audited consolidated financial statements. Based on the loss of control over Levitt and Sons as a result of the Chapter 11 Cases and the uncertainties surrounding the nature, timing and specifics of the bankruptcy proceedings, Levitt Corporation deconsolidated Levitt and Sons as of November 9, 2007, eliminating all future operations from its financial results. The results of operations for the Primary and Tennessee Homebuilding segments are through November 9, 2007 with the exception of the operations of Carolina Oak which are for the full year. As a result of the deconsolidation, the consolidated financial condition data does not include the Primary and Tennessee Homebuilding segments with the exception of Carolina Oak. This table is a summary and should be read in conjunction with the audited consolidated financial statements and related notes thereto which are included elsewhere in this report.

	As of and for the Year Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands, except per share, unit and average price data)
Consolidated Operations:
Revenues from sales of real estate	$410,115	566,086	558,112	549,652	283,058
Cost of sales of real estate (a)	573,241	482,961	408,082	406,274	209,431

Margin (a)	(163,126)	83,125	150,030	143,378	73,627
Earnings from Bluegreen Corporation	10,275	9,684	12,714	13,068	7,433
Selling, general & administrative expenses	116,087	119,337	87,162	70,992	42,027
(Loss) income from continuing operations	(236,385)	(9,143)	55,069	57,420	26,820
Income (loss) from discontinued operations, net of tax	1,765	(21)	(158)	(5)	—
Net (loss) income	$(234,620)	(9,164)	54,911	57,415	26,820
Basic (loss) earnings per common share:
Continuing operations	$(6.05)	(0.45)	2.73	3.04	1.78
Discontinued operations	0.05	—	(0.01)	—	—

Total basic (loss) earnings per common share	$(6.00)	(0.45)	2.72	3.04	1.78

Diluted (loss) earnings per common share:
Continuing operations	$(6.05)	(0.46)	2.70	2.98	1.74
Discontinued operations	0.05	—	(0.01)	—	—

Total diluted (loss) earnings per common share (b)	$(6.00)	(0.46)	2.69	2.98	1.74

Basic weighted average common shares outstanding (thousands) (c)	39,092	20,214	20,208	18,883	15,108
Diluted weighted average common shares outstanding (thousands) (c)	39,092	20,214	20,320	18,965	15,108
Dividends declared per common share	$0.02	0.08	0.08	0.04	—

Key Performance Ratios:
Margin percentage (d)	(39.8)%	14.7%	26.9%	26.1%	26.0%
SG&A expense as a percentage of total revenues	27.9%	20.8%	15.4%	12.8%	14.7%
Return on average shareholders’ equity, annualized (e)	(77.6)%	(2.6)%	17.0%	27.3%	23.0%
Ratio of debt to shareholders’ equity	105.3%	171.4%	113.6%	89.9%	138.8%
Ratio of debt to total capitalization (f)	51.3%	63.2%	53.2%	47.3%	58.1%
Ratio of net debt to total capitalization (f)	14.9%	58.0%	38.0%	24.9%	46.1%

	As of and for the Year Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands, except per share, unit and average price data)

Consolidated Financial Condition Data:
Cash	$195,181	48,391	113,562	125,522	35,965
Inventory of real estate	$227,290	822,040	611,260	413,471	254,992
Investment in Bluegreen Corporation	$116,014	107,063	95,828	80,572	70,852
Total assets	$712,851	1,090,666	895,673	678,467	393,505
Total debt	$274,820	588,365	397,309	264,967	174,093
Total liabilities	$451,745	747,427	545,887	383,678	268,053
Shareholders’ equity	$261,106	343,239	349,786	294,789	125,452
Book value per share (j)	$2.71	17.31	17.65	14.88	8.47

Primary Homebuilding:
Revenues from sales of real estate	$345,666	424,420	352,723	418,550	222,257
Cost of sales of real estate (a)	501,206	367,252	272,680	323,366	173,072

Margin (a)	$(155,540)	57,168	80,043	95,184	49,185
Margin percentage (d)	(45.0)%	13.5%	22.7%	22.7%	22.1%
Construction starts	558	1,445	1,212	1,893	1,593
Homes delivered	998	1,320	1,338	1,783	1,011
Average selling price of homes delivered	$338,000	322,000	264,000	235,000	220,000
Net orders (units)	383	847	1,289	1,378	2,240
Net orders (value)	$94,782	324,217	448,207	376,435	513,436

Tennessee Homebuilding (g):
Revenues from sales of real estate	$42,042	76,299	85,644	53,746	—
Cost of sales of real estate (a)	51,360	72,807	74,328	47,731	—

Margin (a)	$(9,318)	3,492	11,316	6,015	—
Margin percentage (d)	(22.2)%	4.6%	13.2%	11.2%	—
Construction starts	171	237	450	401	—
Homes delivered	146	340	451	343	—
Average selling price of homes delivered	$205,000	224,000	190,000	157,000	—
Net orders (units)	110	269	478	301	—
Net orders (value)	$20,621	57,776	98,838	51,481	—

Land Division (h):
Revenues from sales of real estate	$16,567	69,778	105,658	96,200	55,037
Cost of sales of real estate	7,447	42,662	50,706	42,838	31,362

Margin (a)	$9,120	27,116	54,952	53,362	23,675
Margin percentage (d)	55.0%	38.9%	52.0%	55.5%	43.0%
Acres sold	40	371	1,647	1,212	1,337
Inventory of real estate (acres) (i)	6,679	6,871	7,287	5,965	6,837
Inventory of real estate (value)	$189,903	176,356	150,686	122,056	43,906
Acres subject to sales contracts — Third parties	259	74	246	1,833	1,433
Aggregate sales price of acres subject to sales contracts to third parties	$77,888	21,124	39,283	121,095	103,174
Assets held for sale	96,214	47,284	19,134	7,985	—
Total assets	342,696	271,169	228,756	194,825	83,034
Liabilities related to assets held for sale	80,093	28,263	10,770	3,262	—
Notes and mortgage notes payable	137,057	68,642	51,294	49,470	15,174
Total liabilities	214,393	133,015	94,006	83,343	23,621
Total shareholders’ equity	$128,303	138,154	134,750	111,482	59,413

(a)	Margin is calculated as sales of real estate minus cost of sales of real estate. Included in cost of sales of real estate for the years ended December 31, 2007 and 2006 are homebuilding inventory impairment charges and write-offs of deposits and pre-acquisition costs of $206.4 million and $31.1 million, respectively, in our Primary Homebuilding segment. In our Tennessee Homebuilding segment impairment charges amounted to $11.2 million and $5.7 million in the years ended December 31, 2007 and 2006, respectively.

(b)	Diluted (loss) earnings per share takes into account the dilutive effect of our stock options and restricted stock using the treasury stock method and the dilution in earnings we recognize as a result of outstanding Bluegreen securities that entitle the holders thereof to acquire shares of Bluegreen’s common stock.

(c)	The weighted average number of common shares outstanding in basic and diluted (loss) earnings per common share for all prior periods presented has been retroactively adjusted for the number of shares representing the bonus element arising from the rights offering that closed on October 1, 2007. Under the rights offering, stock was issued on October 1, 2007 at a purchase price below the market price on October 1, 2007 resulting in the bonus element of 1.97%. The number of weighted average shares of Class A common stock is required to be retroactively increased by this percentage for all prior periods presented.

(d)	Margin percentage is calculated by dividing margin by sales of real estate.

(e)	Calculated by dividing net (loss) income by average shareholders’ equity. Average shareholders’ equity is calculated by averaging beginning and end of period shareholders’ equity balances.

(f)	Total capitalization is calculated as total debt plus total shareholders’ equity. Net debt is calculated as total debt minus cash.

(g)	Bowden Building Corporation was acquired in May 2004. The Company had no homebuilding operations in Tennessee in 2003.

(h)	Revenues and costs of sales of real estate include land sales to Levitt and Sons, if any. These inter-segment transactions are eliminated in consolidation. Included in total liabilities is a net receivable amount associated with intersegment loans. This amount eliminates fully in consolidation but has the effect of decreasing liabilities when shown on a stand alone basis. As of December 31, 2007, the Parent Company (Other Operations) had outstanding advances from Core Communities in the amount of $38.3 million which are generally subordinated to loans from third party lenders. These advances eliminate in consolidation.

(i)	Estimated net saleable acres (subject to final zoning, permitting, and other governmental regulations and approvals). Includes approximately 56 acres related to assets held for sale as of December 31, 2007.

(j)	Book value per share is calculated as shareholders equity divided by total number of shares issued and outstanding as of December 31 of each year.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive Overview
     Our operations have historically been concentrated in the real estate industry which is cyclical in nature. In addition, the majority of our inventory has been located in the State of Florida.
     Our ongoing operations include our land development business, Core Communities, which sells land to residential builders as well as to commercial developers, and internally develops commercial real estate and enters into lease arrangements with tenants. In addition, our Other Operations consist of an investment in Bluegreen, a NYSE-listed company in which we own approximately 31% of its outstanding common stock. Bluegreen is engaged in the acquisition, development, marketing and sale of ownership interests in primarily “drive-to” vacation resorts, and the development and sale of golf communities and residential land. Other Operations also includes limited homebuilding activities in Tradition Hilton Head through our subsidiary, Carolina Oak, which is developing a community known as Magnolia Walk. The results of operations and financial condition of Carolina Oak as of and for the three year period ended December 31, 2007 are included in the Primary Homebuilding segment in this Annual Report on Form 10-K because it is engaged in homebuilding activities and because the financial metrics from this company are similar in nature to the other homebuilding projects within this segment that existed during these periods. Until its filing for protection under the Bankruptcy Code on November 9, 2007, Levitt and Sons engaged in the construction and sale of residential housing.
Outlook
     The homebuilding environment continued to deteriorate throughout 2007 as increased inventory levels combined with weakened consumer demand for housing and tightened credit requirements negatively affected sales, deliveries and margins throughout the industry. Excess supply, particularly in previously strong markets like Florida, in combination with a reduction in demand resulting from tightened credit markets and reductions in credit availability, as well as buyers’ fears about the direction of the market, exerted downward pricing pressure for residential homes and land. As a result of the significant slowdown Levitt and Sons and substantially all of its subsidiaries filed the Chapter 11 cases. See Item 1. Business — Recent Developments — Bankruptcy of Levitt and Sons for the current status of the Chapter 11 Cases.
     Our Land Division entered 2007 with two active projects, Tradition, Florida and Tradition Hilton Head. During 2007, we continued our development and sales activities in both of these projects with increased activity in Hilton Head from the prior year. As a result of the Hilton Head expansion, we incurred higher general and administrative expenses in the Land Division in 2007. In addition, the overall slowdown in the homebuilding market had an effect on demand for residential land in our Land Division which was partially mitigated by increased commercial sales and commercial leasing revenue. Traffic at the Tradition, Florida information center slowed from prior years in connection with the overall slowdown in the Florida homebuilding market.
     As we enter 2008, we will continue to focus on the strength of our balance sheet and will continue to bring costs in line with market conditions and our strategic objectives. We have taken steps to align our staffing levels with current and anticipated future market conditions and have implemented expense management initiatives throughout the organization. While there is clearly a slowdown in the homebuilding sector, the Land Division expects to continue developing and selling land in its master-planned communities in South Carolina and Florida. In addition to the marketing of parcels to homebuilders, the Land Division plans to continue to expand its commercial operations through sales to developers and the internal development of certain projects for leasing to third parties. The Land Division is currently pursuing the sale of two of its commercial leasing projects. However, while the commercial real estate market has generally been stronger than the residential real estate market, interest in commercial property is showing signs of weakening and financing is not as readily available in the current market, which may adversely impact the profitability of these sales.

     We are also engaged in limited homebuilding activities in Tradition Hilton Head through our wholly owned subsidiary, Carolina Oak. Levitt Corporation had a previous financial commitment associated with this community and management determined that it was in the best interest of the Company to develop the community. As of December 31, 2007, Carolina Oak had 14 units under current development with no units in backlog. Carolina Oak has an additional 91 lots that are currently available for home construction. We may decide to continue to build the remainder of the community which consists of approximately 403 additional units if the sales of the existing units are successful. The results of operations and financial condition of Carolina Oak as of and for the three year period ended December 31, 2007 are included in the Primary Homebuilding segment in this Annual Report on Form 10-K.
     Looking forward, we intend to pursue acquisitions and investments opportunistically, using a combination of our cash and third party equity and debt financing. These acquisitions and investments may be within or outside of the real estate industry. We also intend to explore a variety of funding structures which might leverage and capitalize on our available cash and other assets currently owned by us. We may acquire entire businesses, majority interests in companies or minority, non-controlling interests.
Financial and Non-Financial Metrics
     Performance and prospects are evaluated using a variety of financial and non-financial metrics. The key financial metrics utilized to evaluate historical operating performance include revenues from sales of real estate, margin (which we measure as revenues from sales of real estate minus cost of sales of real estate), margin percentage (which we measure as margin divided by revenues from sales of real estate), (loss) income from continuing operations, net (loss) income and return on equity. We also continue to evaluate and monitor selling, general and administrative expenses as a percentage of revenue, our ratios of debt to shareholders’ equity and debt to total capitalization and our cash requirements. Non-financial metrics used to evaluate historical performance include saleable acres in our Land Division and the number of acres in our backlog. In evaluating future prospects, management considers financial results as well as non-financial information such as acres in backlog (measured as land subject to an executed sales contract). The ratio of debt to shareholders’ equity and cash requirements are also considered when evaluating future prospects, as are general economic factors and interest rate trends. These metrics are not an exhaustive list, and management may from time to time utilize different financial and non-financial information or may not use all of the metrics mentioned above.
Critical Accounting Policies and Estimates
     Management views critical accounting policies as accounting policies that are important to the understanding of our financial statements and also involve estimates and judgments about inherently uncertain matters. In preparing financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated statements of financial condition and assumptions that affect the recognition of revenues and expenses on the consolidated statements of operations for the periods presented. These estimates require the exercise of judgment, as future events cannot be determined with certainty. Material estimates that are particularly susceptible to significant change in subsequent periods relate to revenue and cost recognition on percent complete projects, reserves and accruals, impairment reserves of assets, valuation of real estate, estimated costs to complete construction, reserves for litigation and contingencies and deferred tax valuation allowances. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ significantly from these estimates if conditions change or if certain key assumptions used in making these estimates ultimately prove to be materially incorrect.

     We have identified the following accounting policies that management views as critical to the accurate portrayal of our financial condition and results of operations.
Loss in excess of investment in Levitt and Sons
     Under Accounting Research Bulletin No. 51 (“ARB No. 51”), consolidation of a majority-owned subsidiary is precluded where control does not rest with the majority owners. Under these rules, legal reorganization or bankruptcy represents conditions which can preclude consolidation or equity method accounting as control rests with the Bankruptcy Court, rather than the majority owner. Accordingly, we deconsolidated Levitt and Sons as of November 9, 2007, eliminating all future operations from the financial results of operations. Therefore, in accordance with ARB No. 51, we follow the cost method of accounting to record the interest in Levitt and Sons, our wholly owned subsidiary which declared bankruptcy on November 9, 2007. Under cost method accounting, income will only be recognized to the extent of cash received in the future or when the Company is discharged from the bankruptcy, at which time, any loss in excess of the investment in subsidiary can be recognized into income as discussed below.
     As a result of the deconsolidation, Levitt Corporation had a negative basis in its investment in Levitt and Sons because the subsidiary generated significant losses and intercompany liabilities in excess of its asset balances. This negative investment, “Loss in excess of investment in subsidiary”, is reflected as a single amount on the audited consolidated statement of financial condition as a $55.2 million liability as of December 31, 2007. This balance was comprised of a negative investment in Levitt and Sons of $123.0 million and outstanding advances due from Levitt and Sons of $67.8 million to Levitt Corporation. Included in the negative investment was approximately $15.8 million associated with deferred revenue related to intra-segment sales between Levitt and Sons and Core Communities.
     Since Levitt and Sons’ results are no longer consolidated and Levitt Corporation believes that it is not probable that it will be obligated to fund future operating losses at Levitt and Sons, any adjustments reflected in Levitt and Sons’ financial statements subsequent to November 9, 2007 are not expected to affect the results of operations of Levitt Corporation. The reversal of our liability into income will occur when either Levitt and Sons’ bankruptcy is discharged and the amount of the Company’s remaining investment in Levitt and Sons’ is determined or we reach a final settlement in the Bankruptcy Court related to any claims against Levitt Corporation. Levitt Corporation will continue to evaluate our cost method investment in Levitt and Sons quarterly to review the reasonableness of the liability balance.
Inventory of Real Estate
     As of November 9, 2007, Levitt and Sons was deconsolidated from Levitt Corporation’s results of operations and accordingly the inventory of real estate related to homebuilding is no longer included in the consolidated statement of financial condition with the exception of Carolina Oak which is a homebuilding community now owned directly by Levitt Corporation.
     As of December 31, 2007, inventory of real estate includes Carolina Oak homebuilding inventory, land, land development costs, interest and other construction costs and is stated at accumulated cost which does not exceed net realizable value. Due to the large acreage of certain land holdings and the nature of our project development life cycles, disposition of our inventory in the normal course of business is expected to extend over a number of years.
     The expected future costs of development in our Land Division are analyzed at least quarterly to determine the appropriate allocation factors to charge to cost of sales when such inventory is sold. During the long term project development cycles in our Land Division, which can approximate 12-15 years, such development costs are subject to volatility. Costs in the Land Division to complete infrastructure will be influenced by changes in direct costs associated with labor and materials, as well as changes in development orders and regulatory compliance.

     We review real estate inventory for impairment on a project-by-project basis in accordance with SFAS No. 144. In accordance with SFAS No. 144, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in an amount by which the carrying amount of the asset exceeds the fair value of the asset.
     At December 31, 2007, we reviewed the Carolina Oak project using a cash flow model. The related unleveraged cash flow was calculated using projected revenues and costs-to-complete and projected sales of inventory. The present value of the projected cash flow from the project exceeded the carrying amount of the project and accordingly no impairment charge was recognized. We obtained market assessments and appraisals for our land inventory in 2007 to assess the fair market value. The sales value exceeded the book value and accordingly no impairment charge was recognized.
     In prior periods, the real estate inventory for Levitt and Sons was reviewed for impairment in accordance with SFAS No. 144. The fair market value of the real estate inventory balance was assessed on a project-by-project basis. For projects representing land investments, where homebuilding activity had not yet begun, valuation models were used as the best evidence of fair value and as the basis for the measurement. If the calculated project fair value was lower than the carrying value of the real estate inventory, an impairment charge was recognized to reduce the carrying value of the project to the fair value. For projects with homes under construction, we measured the recoverability of assets by comparing the carrying amount of an asset to the estimated future undiscounted net cash flows. At the time of our analyses, the unleveraged cash flow models projected future revenues and costs-to-complete and the sale of the remaining inventory based on the current status of each project and reflected current market trends, current pricing strategies and cancellation trends. If the carrying amount of a project exceeded the present value of the cash flows from the project discounted using the weighted average cost of capital, an impairment charge was recognized to reduce the carrying value of the project to fair market value. As a result of this analysis, we recorded impairment charges of approximately $226.9 million and $36.8 million in cost of sales for the years ended December 31, 2007 and 2006, respectively, in the Primary and Tennessee Homebuilding segments and for capitalized interest in the Other Operations segment related to the projects in the Homebuilding Division that Levitt and Sons ceased developing.
     The assumptions developed and used by management are subjective and involve significant estimates, and are subject to increased volatility due to the uncertainty of the current market environment. As a result, actual results could differ materially from management’s assumptions and estimates and may result in material inventory impairment charges to be recorded in the future.
Investments in Unconsolidated Subsidiaries — Equity Method
     In December 2003, FASB Interpretation No. 46(R) “Consolidation of Variable Interest Entities”, (“FIN No. 46(R)”) was issued by the FASB to clarify the application of ARB No. 51 to certain Variable Interest Entities (“VIEs”), in which equity investors do not have the characteristics of a controlling interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Pursuant to FIN No. 46(R), an enterprise that absorbs a majority of the VIE’s expected losses, receives a majority of the VIE’s expected residual returns, or both, is determined to be the primary beneficiary of the VIE and must consolidate the entity. For entities in which the company has less than a controlling financial interest or entities where it is not deemed to be the primary beneficiary under FIN No. 46R, the entities are accounted for using the equity method of accounting.
     We follow the equity method of accounting to record our interests in subsidiaries in which we do not own the majority of the voting stock and to record our investment in variable interest entities in which we are not the primary beneficiary. These entities consist of Bluegreen Corporation, joint ventures and statutory business trusts. The statutory business trusts are variable interest entities in which the Company is not the primary beneficiary. Under the equity method, the initial investment in a joint venture is recorded at cost and is subsequently adjusted to recognize our share of the joint venture’s earnings or losses. Distributions received reduce the carrying amount of the investment. We evaluate our investments in unconsolidated entities for impairment during each reporting period in accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (“APB No. 18”). These investments are evaluated annually or as events or circumstances warrant for other than temporary declines in value. We evaluated the investment in Bluegreen at December 31, 2007 and noted that the $116.0 million book value of the investment was greater than the market value of $68.4 million (based upon a December 31, 2007 closing price of $7.19). We performed an impairment review in accordance with Emerging Issues Task Force 03-1 (“EITF 03-1”), APB No. 18, and Securities and Exchange Commission Staff Accounting Bulletin 59 (“SAB 59”) to analyze various quantitative and qualitative factors to determine if an impairment adjustment was needed. Based on the evaluation and the review of various qualitative and quantitative factors relating to the performance of Bluegreen, the current value of the stock price, and management’s intention with regard to this investment, management determined that the impairment associated with the investment in Bluegreen was not an other than temporary decline and accordingly, no adjustment to the carrying value was recorded at December 31, 2007.
Homesite Contracts and Consolidation of Variable Interest Entities
     In the ordinary course of business, we enter into contracts to purchase land held for development, including option contracts. Option contracts allow us to control significant positions with minimal capital investment and substantially reduce the risks associated with land ownership and development. Our liability for nonperformance under such contracts is typically only the required non-refundable deposits. We do not have legal title to these assets. However, if certain conditions are met under the requirements of FIN No. 46(R), our non-refundable deposits in these land contracts may create a variable interest for the Company, with the Company being identified as the primary beneficiary. If these conditions are met, FIN No. 46(R) requires us to consolidate the variable interest entity holding the asset to be acquired at their fair value. At December 31, 2007, we had no non-refundable deposits under these contracts, and we had no contracts in place to acquire land.
Revenue Recognition
     Revenue and all related costs and expenses from house and land sales are recognized at the time that closing has occurred, when title and possession of the property and the risks and rewards of ownership transfer to the buyer, and we do not have a substantial continuing involvement in accordance with SFAS No. 66, “Accounting for Sales of Real Estate” (“SFAS 66”). In order to properly match revenues with expenses, we estimate construction and land development costs incurred and to be incurred, but not paid at the time of closing. Estimated costs to complete are determined for each closed home and land sale based upon historical data with respect to similar product types and geographical areas and allocated to closings along with actual costs incurred based on a relative sales value approach. We monitor the accuracy of estimates by comparing actual costs incurred subsequent to closing to the estimate made at the time of closing and make modifications to the estimates based on these comparisons.
     Revenue is recognized for certain land sales on the percentage-of-completion method when the land sale takes place prior to all contracted work being completed. Pursuant to the requirements of SFAS 66, if the seller has some continuing involvement with the property and does not transfer substantially all of the risks and rewards of ownership, profit shall be recognized by a method determined by the nature and extent of the seller’s continuing involvement. In the case of our land sales, this involvement typically consists of final development activities. We recognize revenue and related costs as work progresses using the percentage-of-completion method, which relies on estimates of total expected costs to complete required work. Revenue is recognized in proportion to the percentage of total costs incurred in relation to estimated total costs at the time of sale. Actual revenues and costs to complete construction in the future could differ from our current estimates. If our estimates of development costs remaining to be completed and relative sales values are significantly different from actual amounts, then our revenues, related cumulative profits and costs of sales may be revised in the period that estimates change.

     Other revenues consist primarily of rental property income, marketing revenues, irrigation service fees, and title and mortgage revenue. Irrigation service connection fees are deferred and recognized systematically over the life of the irrigation plant. Irrigation usage fees are recognized when billed as the service is performed. Title and mortgage operations include agency and other fees received for processing of title insurance policies and mortgage loans. Revenues from title and mortgage operations are recognized when the transfer of the corresponding property or mortgages to third parties has been consummated.
     Effective January 1, 2006, Bluegreen adopted AICPA Statement of Position 04-02, “Accounting for Real Estate Time-Sharing Transactions” (“SOP 04-02”). This Statement amends FASB Statement No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects” (“FAS No. 67”), to state that the guidance for incidental operations and costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-02. The adoption of SOP 04-02 resulted in a one-time, non-cash, cumulative effect of change in accounting principle charge of $4.5 million to Bluegreen for the year ended December 31, 2006, and accordingly reduced the earnings in Bluegreen recorded by us by approximately $1.4 million for the same period.
Capitalized Interest
     Interest incurred relating to land under development and construction is capitalized to real estate inventory or property and equipment during the active development period. For inventory, interest is capitalized at the effective rates paid on borrowings during the pre-construction, and planning stages and the periods that projects are under development. Capitalization of interest is discontinued if development ceases at a project. Capitalized interest is expensed as a component of cost of sales as related homes, land and units are sold. For property and equipment under construction, interest associated with these assets is capitalized as incurred to property and equipment and is expensed through depreciation once the asset is put into use.
Income Taxes
     We record income taxes using the liability method of accounting for deferred income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequence of temporary differences between the financial statement and income tax basis of our assets and liabilities. We estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated statements of financial condition. The recording of a net deferred tax asset assumes the realization of such asset in the future. Otherwise, a valuation allowance must be recorded to reduce this asset to its net realizable value. We consider future pretax income and ongoing prudent and feasible tax strategies in assessing the need for such a valuation allowance. In the event that we determine that we may not be able to realize all or part of the net deferred tax asset in the future, a valuation allowance for the deferred tax asset is charged against income in the period such determination is made.
     We file a consolidated Federal and Florida income tax return. Separate state returns are filed by subsidiaries that operate outside the state of Florida. Even though Levitt and Sons and its subsidiaries have been deconsolidated from Levitt Corporation for financial statement purposes, they will continue to be included in the Company’s Federal and Florida consolidated tax returns until Levitt and Sons is discharged from bankruptcy. As a result of the deconsolidation of Levitt and Sons, all of Levitt and Sons’ net deferred tax assets are no longer presented in the consolidated statement of financial condition at December 31, 2007 but remain a part of Levitt and Sons’ condensed consolidated financial statements at December 31, 2007 and accordingly will be part of the tax return.
     We adopted the provisions of FASB Interpretation No. 48 — “Accounting for Uncertainty in Income Taxes — an interpretation of FASB No. 109” (“FIN 48”) on January 1, 2007. FIN 48 provides guidance on recognition, measurement, presentation and disclosure in financial statements of uncertain tax positions that a company has taken or expects to take on a tax return. FIN 48 substantially changes the accounting policy for uncertain tax positions. As a result of the implementation of FIN 48, we recognized a decrease of $260,000 in the liability for unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007 balance of retained earnings. At year end, we had gross tax-affected unrecognized tax benefits of $2.4 million of which $0.2 million, if recognized, would affect the effective tax rate.

Stock-based Compensation
     We adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) as of January 1, 2006 and elected the modified-prospective method, under which prior periods are not restated. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over requisite service period, which is the vesting period. for all awards granted after January 1, 2006, and for the unvested portion of stock options that were outstanding at January 1, 2006.
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
Goodwill
     Goodwill acquired in a purchase business combination and determined to have an indefinite useful life is not amortized, but instead tested for impairment at least annually in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). We conduct on at least an annual basis, a review of the goodwill to determine whether the carrying value of goodwill exceeds the fair market value using a discounted cash flow methodology. Should this be the case, the value of goodwill may be impaired and written down. In the year ended December 31, 2006, we conducted an impairment review of the goodwill related to the Tennessee Homebuilding segment in the Homebuilding Division acquired in connection with our acquisition of Bowden Building Corporation in 2004. The profitability and estimated cash flows of this reporting entity were determined in the second quarter of 2006 to have declined to a point where the carrying value of the assets exceeded their market value. We used a discounted cash flow methodology to determine the amount of impairment resulting in completely writing off goodwill of approximately $1.3 million in the year ended December 31, 2006. The write-off is included in other expenses in the consolidated statements of operations.
Discontinued Operations
     As discussed previously in Item 1. Business, the commercial leasing properties at Core Communities are treated as discontinued operations due to our intention to sell these projects. Due to this decision, the projects and assets that are for sale have been accounted for as discontinued operations for all periods presented in accordance with SFAS No. 144. Accordingly, the results of operations from these projects have been reclassified to discontinued operations for all periods presented in this Annual Report on Form 10-K. In addition, the assets have been reclassified to assets held for sale and the related liabilities associated with these assets held for sale were also reclassified in the consolidated statements of financial condition for all prior periods presented to conform to the current year presentation. Additionally, pursuant to SFAS No. 144 assets held for sale are measured at the lower of its carrying amount or fair value less cost to sell. Management has reviewed the net asset value and estimated the fair market value of the assets based on the bids received related to these assets and determined that these assets were appropriately recorded at the lower of cost or fair value less the costs to sell at December 31, 2007.

Consolidated Results of Operations

				2007	2006
	Year Ended December 31,			vs. 2006	vs. 2005
	2007	2006	2005	Change	Change
	(In thousands, except per share data)
Revenues
Sales of real estate	$410,115	566,086	558,112	(155,971)	7,974
Other revenues	5,766	7,488	6,585	(1,722)	903

Total revenues	415,881	573,574	564,697	(157,693)	8,877

Costs and expenses
Cost of sales of real estate	573,241	482,961	408,082	90,280	74,879
Selling, general and administrative expenses	116,087	119,337	87,162	(3,250)	32,175
Other expenses	3,929	3,677	4,855	252	(1,178)

Total costs and expenses	693,257	605,975	500,099	87,282	105,876

Earnings from Bluegreen Corporation	10,275	9,684	12,714	591	(3,030)
Interest and other income, net of interest expense	7,439	7,816	10,289	(377)	(2,473)

(Loss) income from continuing operations before income taxes	(259,662)	(14,901)	87,601	(244,761)	(102,502)
Benefit (provision) for income taxes	23,277	5,758	(32,532)	17,519	38,290

(Loss) income from continuing operations	(236,385)	(9,143)	55,069	(227,242)	(64,212)
Discontinued operations:
Income (loss) from discontinued operations, net of tax	1,765	(21)	(158)	1,786	137

Net (loss) income	$(234,620)	(9,164)	54,911	(225,456)	(64,075)

Basic (loss) earnings per common share:
Continuing operations	$(6.05)	(0.45)	2.73	(5.60)	(3.18)
Discontinued operations	0.05	—	(0.01)	0.05	0.01

Total basic (loss) earnings per share	$(6.00)	(0.45)	2.72	(5.55)	(3.17)

Diluted (loss) earnings per common share:
Continuing operations	$(6.05)	(0.46)	2.70	(5.59)	(3.16)
Discontinued operations	0.05	—	(0.01)	0.05	0.01

Total diluted (loss) earnings per share (a)	$(6.00)	(0.46)	2.69	(5.54)	(3.15)

Basic weighted average shares outstanding (b)	39,092	20,214	20,208	18,878	6
Diluted weighted average shares outstanding (b)
	39,092	20,214	20,320	18,878	(106)

(a)	Diluted (loss) earnings per share takes into account (i) the dilution in earnings we recognize from Bluegreen as a result of outstanding securities issued by Bluegreen that enable the holders thereof to acquire shares of Bluegreen’s common stock and (ii) the dilutive effect of our stock options and restricted stock using the treasury stock method.

(b)	The weighted average number of common shares outstanding in basic and diluted (loss) earnings per common share for 2006 and 2005 have been retroactively adjusted for a number of shares representing the bonus element arising from the rights offering that closed on October 1, 2007. Under the rights offering, stock was issued on October 1, 2007 at a purchase price below the market price on October 1, 2007 resulting in the bonus element of 1.97%. The number of weighted average shares of Class A common stock is required to be retroactively increased by this percentage for all prior periods presented.

     As of November 9, 2007, the accounts of Levitt and Sons were deconsolidated from our financial statements. Therefore, the financial data and comparative analysis in the preceding table reflects operations through November 9, 2007 related to the Primary Homebuilding and Tennessee Homebuilding segments compared to full year results of operations in 2006 and 2005, with the exception of Carolina Oak which is included in the above table for the full year in 2007 since this subsidiary is not part of the Chapter 11 Cases.
For the Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006
     We had a consolidated net loss of $234.6 million for the year ended December 31, 2007 as compared to a net loss of $9.2 million for the year ended December 31, 2006. The significant loss in the year ended December 31, 2007 was the result of recording $226.9 million of impairment charges related to inventory of real estate of which $217.6 million was recorded in the Homebuilding Division and $9.3 million was recorded in the Other Operations segment related to capitalized interest. This compares to $36.8 million of impairment charges recorded in the year ended December 31, 2006. In addition, there were decreased sales of real estate and margins on sales of real estate by all segments, and higher selling, general and administrative expenses associated with Other Operations and our Land Division. In addition, interest expense was $3.8 million for the year ended December 31, 2007 while there was no interest expense in 2006. These increased expenses and lower sales of real estate were slightly offset by an increase in income from discontinued operations related to increased commercial lease activity generating higher rental revenues.
     Revenues from sales of real estate decreased to $410.1 million for the year ended December 31, 2007 from $566.1 million for the year ended December 31, 2006. This decrease is attributable to fewer homes delivered in the Homebuilding Division, and fewer land sales in both Other Operations and the Land Division. The Homebuilding Division had lower revenue despite the average sales price of units delivered increasing to $321,000 in 2007 compared to $302,000 in the same period in 2006 due to the number of deliveries decreasing to 1,144 homes as compared to 1,660 homes during the same period in 2006. In Other Operations, Levitt Commercial delivered 17 units during the year ended December 31, 2007 recording $6.6 million in revenues compared to 29 units during the year ended December 31, 2006 and $11.0 million in revenues. The Land Division sold approximately 40 acres in the year ended December 31, 2007 as compared to 371 acres in 2006. These decreases were slightly offset by an increase in land sales recorded by the Homebuilding Division which totaled $20.1 million for the year ended December 31, 2007 while there were no comparable sales in 2006.
     Other revenues decreased $1.7 million to $5.8 million for the year ended December 31, 2007, compared to $7.5 million during the year ended December 31, 2006. Other revenues in the Primary Homebuilding segment decreased due to fewer closings.
     Cost of sales of real estate increased $90.3 million to $573.2 million during the year ended December 31, 2007, as compared to $483.0 million for the year ended December 31, 2006. The increase in cost of sales was due to the increased impairment charges recorded in an aggregate amount of $226.9 million compared to $36.8 million in the same period in 2006. In addition, included in cost of sales is approximately $18.8 million associated with sales by both segments of the Homebuilding Division of land that management decided to not develop further, while there were no similar sales or costs in 2006. These increases were offset by lower cost of sales due to fewer land sales recorded by the Land Division and the Other Operations segment and fewer units delivered by both segments of the Homebuilding Division.
     Consolidated margin percentage declined during the year ended December 31, 2007 to a negative margin of 39.8% compared to a margin of 14.7% in the year ended December 31, 2006 primarily related to the impairment charges recorded in the Homebuilding Division and Other Operations segment. Consolidated gross margin excluding impairment charges was 15.5% in the year ended December 31, 2007 compared to a gross margin of 21.2% in 2006. The decline was associated with significant discounts offered in 2007 in an attempt to reduce cancellations and encourage buyers to close, aggressive pricing discounts on “spec units” and a lower margin being earned on land sales.

     Selling, general and administrative expenses decreased $3.3 million to $116.1 million during the year ended December 31, 2007 compared to $119.3 million during the year ended December 31, 2006 primarily as a result of decreased employee compensation and benefits and other general and administrative charges in the Homebuilding Division and Other Operations as a result of the multiple reductions in force that occurred in 2007. In addition, annual incentive compensation recorded in 2007 was significantly less throughout all segments of the business compared to the year ended December 31, 2006 due to the significant reductions in force in the Homebuilding Division and significant operating losses in 2007. In addition, Levitt and Sons was deconsolidated as of November 9, 2007 and the selling, general and administrative expenses of Levitt and Sons are reflected through November 9, 2007 compared to a full year of selling, general and administrative expenses in 2006. These decreases were slightly offset by increased selling, general and administrative expenses in the Land Division segment related to operating costs associated with the commercial leasing business and increasing activity in the master-planned community in Tradition Hilton Head and restructuring related expenses recorded in Other Operations and the Homebuilding Division, in the amount of $7.4 million which included severance related expenses, facilities expenses, and independent contractor expenses. As a percentage of total revenues, selling, general and administrative expenses increased to 27.9% during the year ended December 31, 2007, from 20.8% during 2006 as a result of the decreased revenue.
     Other expenses increased slightly to $3.9 million during the year ended December 31, 2007 from $3.7 million in 2006. In the year ended December 31, 2007, we recorded a surety bond accrual that did not exist in 2006. Due to the cessation of most development activity in Levitt and Sons’ projects, we evaluated Levitt Corporation’s exposure on the surety bonds and letters of credit supporting any Levitt and Sons projects based on indemnifications Levitt Corporation provided to the bond holders. Levitt and Sons had $33.3 million in surety bonds related to its ongoing projects at the time of the filing of the Chapter 11 Cases. In the event that these obligations are drawn and paid by the surety, we could be responsible for up to $12.0 million plus costs and expenses in accordance with the surety indemnity agreement for these instruments. As of December 31, 2007, we recorded $1.8 million in surety bonds accrual related to certain bonds where management considers it probable that the Company will be required to reimburse the surety under the indemnity agreement. In addition to the surety bond accrual, the Other Operations segment also recorded a write-off of leasehold improvements which did not exist in 2006. As part of the reductions in force discussed above and the Chapter 11 Cases, we vacated certain leased space. Leasehold improvements in the amount of $564,000 related to the vacated space will not be recovered and were written-off in the year ended December 31, 2007. These decreases were offset by the write-down of goodwill in 2006 of approximately $1.3 million associated with the Tennessee Homebuilding segment. In addition, title and mortgage expense decreased due to the decrease in closings.
     Bluegreen reported net income for the year ended December 31, 2007 of $31.9 million, as compared to net income of $29.8 million in 2006. In the first quarter of 2006, Bluegreen adopted SOP 04-02 and recorded a one-time, non-cash, cumulative effect of change in accounting principle charge of $4.5 million, which contributed to the slight increase in 2007. Our interest in Bluegreen’s income was $10.3 million for the year ended December 31, 2007 compared to $9.7 million in 2006.
     Interest and other income, net of interest expense decreased from $7.8 million during the year ending December 31, 2006 to $7.4 million during the same period in 2007. The decrease is due to an increase in interest expense in 2007. Interest incurred totaled $46.7 million and $40.5 million for the years ended December 31, 2007 and 2006, respectively. While all interest was capitalized in the year ended December 31, 2006, only $42.9 million was capitalized in 2007 due to a decreased level of development associated with a large portion of our real estate inventory which resulted in a decreased amount of qualified assets for interest capitalization. Interest incurred was higher due to higher average debt balances for the year ended December 31, 2007 as compared to the same period in 2006, as well as increases in the average interest rate on our variable-rate debt. At the time of home closings and land sales, the capitalized interest allocated to such inventory is charged to cost of sales. Cost of sales of real estate for the years ended December 31, 2007 and 2006 included previously capitalized interest of approximately $17.9 million and $15.4 million, respectively. Interest expense was offset by higher forfeited deposits on cancelled contracts in our Homebuilding Division as well as higher interest income due to the investment of the proceeds from the Rights Offering.

     The benefit for income taxes had an effective rate of 9.0% in the year ended December 31, 2007 compared to 38.6% in the year ended December 31, 2006. The decrease in the effective tax rate is a result of recording a valuation allowance in the year ended December 31, 2007 for those deferred tax assets that are not expected to be recovered in the future. Due to the significant impairment charges recorded in the year ended December 31, 2007, the expected timing of the reversal of those impairment charges, and expected taxable losses in the foreseeable future, we do not believe at this time we will have sufficient taxable income to realize all of the deferred tax assets. At December 31, 2007, we had $102.6 million in gross deferred tax assets. After consideration of $24.0 million of deferred tax liabilities and the ability to carryback losses, a valuation allowance of $78.6 million was recorded. The increase in the valuation allowance from December 31, 2006 is $78.1 million.
     The income from discontinued operations, which relates to two commercial leasing projects at Core Communities, was $1.8 million in 2007 compared to a loss of $21,000 in 2006. The increase is due to increased commercial lease activity generating higher rental revenues.
For the Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005
     We incurred a consolidated net loss of $9.2 million for the year ended December 31, 2006 as compared to net income of $54.9 million in 2005, which represented a decrease in consolidated net income of $64.1 million, or 116.7%. This decrease was the result of decreased margins on sales of real estate across all operating segments due to increased cost of sales, and inventory impairments recorded in the year ended December 31, 2006 in the amount of $36.8 million, and higher selling and administrative expenses. There were no inventory impairments recorded in 2005, although we did write-off $467,000 in deposits. These increases in expenses were offset in part by an increase in sales of real estate. Further, Bluegreen Corporation experienced a decline in earnings in the year ended December 31, 2006 compared to the same period in 2005.
     Revenues from sales of real estate increased slightly from $558.1 million to $566.1 million for the year ended December 31, 2006 as compared to 2005. The increase was primarily attributable to an increase in the average selling prices of homes delivered by both segments of our Homebuilding Division offset in part by decreases in the sales of real estate for the Land Division and Other Operations for the year ended December 31, 2006. Homebuilding Division revenues increased from $438.4 million for the year ended December 31, 2005 to $500.7 million in 2006. During the year ended December 31, 2006, 1,660 homes were delivered compared to 1,789 homes delivered during 2005, however the average selling price of deliveries increased to $302,000 for the year ended December 31, 2006 from $245,000 in 2005. The increase in the average price of our homes delivered was the result of price increases initiated throughout 2005 due to strong demand, particularly in Florida. In the year ended December 31, 2005, the Land Division recorded land sales of $105.7 million compared to land sales of $69.8 million in 2006. The large decrease is attributable to a bulk land sale of 1,294 acres for $64.7 million recorded by the Land Division in the year ended December 31, 2005 compared to 371 total acres sold by the Land Division in 2006. Revenues for 2005 also reflect sales of flex warehouse properties as Levitt Commercial delivered 44 flex warehouse units at two of its development projects, generating revenues of $14.7 million. Levitt Commercial delivered 29 units during the year ended December 31, 2006 recording $11.0 million in revenues.
     Other revenues increased from $6.6 million during the year ending December 31, 2005 to $7.5 million in 2006. This change was primarily related to an increase in lease and irrigation revenue associated with our Land Division’s Tradition, Florida master-planned community.
     Cost of sales increased 18.4% to $483.0 million during the year ended December 31, 2006, as compared to 2005. The increase in cost of sales was due to increased revenues from real estate. In addition, the increase was due to impairment charges and inventory related valuation adjustments in the amount of $36.8 million in our Homebuilding Division. Projections of future cash flows related to the remaining assets in the Homebuilding Divisions were discounted and used to determine the estimated impairment charge. These adjustments were calculated based on market conditions at that time and assumptions made by our management, which may differ materially from actual results. In the second quarter of 2006, we recorded inventory impairment charges related to the Tennessee Homebuilding segment which have consistently delivered lower than expected margins. In the second quarter of 2006, key management personnel resigned and we faced increased start-up costs in the Nashville market. We also experienced a downward trend in home deliveries in our Tennessee Homebuilding segment during the second quarter and as a result of these factors, we recorded an impairment charge of approximately $4.7 million. In the fourth quarter of 2006, we recorded additional impairment charges of $29.7 million in both segments of the Homebuilding Division due to the continued downward trend in certain homebuilding markets. In addition to impairment charges, cost of sales increased due to higher construction costs. The increase in cost of sales in the Homebuilding Division was partially offset by lower cost of sales in the Land Division and Other Operations, based on the decrease in land sales recorded. Consolidated cost of sales as a percentage of related revenue was approximately 85.3% for the year ended December 31, 2006, as compared to approximately 73.1% in 2005. This increase adversely affected gross margin percentages across all business segments. This decrease in margin was attributable to the impairment charges, higher construction costs as well as lower land revenues recognized associated with pricing pressure on sales of land.
     Selling, general and administrative expenses increased $32.1 million to $119.3 million during the year ended December 31, 2006 compared to $87.2 million during 2005 as a result of higher employee compensation and benefits, advertising costs and professional services expenses. Employee compensation and benefits expense increased by approximately $7.1 million, from $42.5 million during the year ended December 31, 2005 to $49.6 million for 2006. This increase related to the number of employees increasing from 668 at December 31, 2005 to 698 at December 31, 2006. The employee count was as high as 765 as of June 30, 2006. These increases were primarily a result of the continued expansion of the Primary Homebuilding segment and Land Division activities into new geographic areas and enhanced support functions. Further, approximately $3.1 million of the increase in compensation expense was associated with non-cash stock-based compensation for which no expense was recorded in 2005. Additionally, other charges of $1.0 million consisted of employee related costs, including severance and retention payments relating to our Homebuilding Division. Advertising and outside broker expense increased approximately $8.6 million in the year ended December 31, 2006 compared to 2005 due to increased advertising costs for new communities opened during 2006 and increased advertising and increased costs to outside brokers associated with efforts to attract buyers in a challenging homebuilding market. Lastly, we experienced an increase in administrative costs of $2.8 million due to non-capitalizable consulting services performed during the year ended December 31, 2006 related to our financial systems implementation of a new technology and data platform for all of our operating entities. Effective October 2006, our segments, excluding our Tennessee Homebuilding segment began utilizing one system platform. The system implementation costs consisted of training and other validation procedures that were performed in the year ended December 31, 2006. Similar professional services costs were not incurred during the year ended December 31, 2005. As a percentage of total revenues, selling, general and administrative expenses increased to 20.8% during the year ended December 31, 2006, from 15.4% during the same period in 2005, due to the increases in overhead spending noted above, coupled with the decline in total revenues generated in our Land Division with no corresponding decrease in overhead costs. Management continues to evaluate overhead spending in an effort to align costs with backlog, sales and deliveries.
     Interest incurred and capitalized totaled $40.5 million for the year ended December 31, 2006 compared to $18.9 million in 2005. Interest incurred was higher due to higher outstanding debt balances, as well as an increase in the average interest rate on our variable-rate debt and new borrowings. At the time of home closings and land sales, the capitalized interest allocated to such inventory is charged to cost of sales. Cost of sales of real estate for the years ended December 31, 2006 and 2005 included previously capitalized interest of approximately $15.4 million and $9.0 million, respectively.
     Other expenses decreased to $3.7 million during the year ended December 31, 2006 from $4.9 million for the year ended December 31, 2005. The decrease was primarily attributable to a decrease of $677,000 in debt prepayment penalties that were incurred in 2005, a $830,000 litigation reserve recorded in 2005, and hurricane related expenses incurred during the year ended December 31, 2005 while no hurricane expenses were incurred in 2006. The decrease in other expenses was partially offset by goodwill impairment charges recorded in the year ended December 31, 2006 of approximately $1.3 million related to our Tennessee Homebuilding segment. In the second quarter of 2006, we determined the profitability and estimated cash flows of the reporting entity declined to a point where the carrying value of the assets exceeded their estimated fair market value resulting in a write-off of goodwill.

     Bluegreen reported net income for the year ended December 31, 2006 of $29.8 million, as compared to net income of $46.6 million in 2005. Our interest in Bluegreen’s earnings, net of purchase accounting adjustments, was $9.7 million for the 2006 period compared to $12.7 million for the same period in 2005, net of purchase accounting adjustments and the cumulative effect of a 2005 restatement.
     Interest and other income, net of interest expense decreased from $10.3 million during the year ending December 31, 2005 to $7.8 million during 2006. This change was primarily related to certain one time income items recorded in 2005 in the amount of $7.3 million, including a contingent gain receipt and the reversal of a $6.8 million construction related obligation which were not realized in 2006. These decreases were partially offset by higher income in 2006 related to a $1.3 million gain on sale of fixed assets from our Land Division, higher interest income generated by our various interest bearing deposits, and a $2.6 million increase in forfeited deposits realized by our Homebuilding Division.
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
     The loss from discontinued operations, which relates to two commercial leasing projects at Core Communities decreased $137,000 from $158,000 in the year ended December 31, 2005 to $21,000 in 2006. The decrease is due to increased commercial lease activity generating higher rental revenues.

Land Division Results of Operations

				2007	2006
	Year Ended December 31,			vs. 2006	vs. 2005
	2007	2006	2005	Change	Change
	(Dollars in thousands)
Revenues
Sales of real estate	$16,567	69,778	105,658	(53,211)	(35,880)
Other revenues	2,893	2,063	924	830	1,139

Total revenues	19,460	71,841	106,582	(52,381)	(34,741)

Costs and expenses
Cost of sales of real estate	7,447	42,662	50,706	(35,215)	(8,044)
Selling, general and administrative expenses	17,240	13,305	11,918	3,935	1,387
Other expenses	—	—	1,177	—	(1,177)

Total costs and expenses	24,687	55,967	63,801	(31,280)	(7,834)

Interest and other income, net of interest expense	1,842	2,622	7,861	(780)	(5,239)

(Loss) income from continuing operations before income taxes	(3,385)	18,496	50,642	(21,881)	(32,146)
Provision for income taxes	(4,802)	(6,948)	(19,088)	2,146	12,140

(Loss) income from continuing operations	(8,187)	11,548	31,554	(19,735)	(20,006)
Discontinued operations:
Income (loss) from discontinued operations, net of tax	1,765	(21)	(158)	1,786	137

Net (loss) income	$(6,422)	11,527	31,396	(17,949)	(19,869)

Operational data:
Acres sold	40	371	1,647	(331)	(1,276)
Margin percentage (a)	55.0%	38.9%	52.0%	16.1%	(13.1)%
Unsold saleable acres (b)	6,679	6,871	7,287	(192)	(416)
Acres subject to sales contracts — Third parties	259	74	246	185	(172)
Aggregate sales price of acres subject to sales contracts to third parties	77,888	21,124	39,283	56,764	(18,159)

(a)	Margin percentage is calculated by dividing margin (sales of real estate minus cost of sales of real estate) by sales of real estate.

(b)	Includes approximately 56 acres related to assets held for sale as of December 31, 2007.
     Due to the nature and size of individual land transactions, our Land Division results are subject to significant volatility. Although we have historically realized margins of between 40.0% and 60.0% on Land Division sales, margins on land sales are likely to remain in the lower end, or even below, of the historical range given the downturn in the real estate markets and the significant decrease in demand in Florida. Margins will fluctuate based upon changing sales prices and costs attributable to the land sold. In addition to the impact of economic and market factors, the sales price and margin of land sold varies depending upon: the location; the parcel size; whether the parcel is sold as raw land, partially developed land or individually developed lots; the degree to which the land is entitled; and whether the designated use of land is residential or commercial. The cost of sales of real estate is dependent upon the original cost of the land acquired, the timing of the acquisition of the land, and the amount of land development, interest and real estate tax costs capitalized to the particular land parcel during active development. Allocations to cost of sales involve significant management judgment and include an estimate of future costs of development, which can vary over time due to labor and material cost increases, master plan design changes and regulatory modifications. Accordingly, allocations are subject to change based on factors which are in many instances beyond management’s control. Future margins will continue to vary based on these and other market factors. If the real estate markets deteriorate further, there is no assurance that we will be able to sell land at prices above our carrying cost or even in amounts necessary to repay our indebtedness.

     The value of acres subject to third party sales contracts increased from $21.1 million at December 31, 2006 to $77.9 million at December 31, 2007. This backlog consists of executed contracts and provides an indication of potential future sales activity and value per acre. However, the backlog is not an exclusive indicator of future sales activity. Some sales involve contracts executed and closed in the same quarter and therefore will not appear in the backlog. In addition, contracts in the backlog are subject to cancellation.
For the Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006
     Revenues from sales of real estate decreased 76.3% to $16.6 million during the year ended December 31, 2007, compared to $69.8 million in 2006. Sales of real estate in Tradition, Florida for the year ended December 31, 2007 consisted of 37 acres with a net sales price of $12.7 million, net of deferrals related to percentage of completion accounting, as compared to 208 acres with a net sales price of $51.2 million in 2006. In 2007, demand for residential land in Tradition, Florida slowed dramatically. In addition, in the year ended December 31, 2007, we sold nine residential lots encompassing approximately three acres in Tradition Hilton Head with a net sales price of $1.1 million, net of deferrals related to percentage of completion accounting. This compares to sales to third parties in Tradition Hilton Head encompassing 10 acres with a net sales price of $4.7 million in the year ended December 31, 2006 and an additional 150 acres transferred to Carolina Oak which eliminated in consolidation. In addition, revenues for the year ended December 31, 2007 included “look back” provisions of $1.5 million compared to $870,000 in the year ended December 31, 2006. “Look back” revenue relates to incremental revenue received from homebuilders based on the final resale price to the homebuilder’s customer. We also recognized deferred revenue on previously sold bulk land and residential lots totaling approximately $1.3 million for the year ended December 31, 2007, of which $733,000 related to sales to affiliated segments and is eliminated in consolidation. There was no similar activity for the year ended December 31, 2006. Management continues to focus on commercial land sales and the leasing and development of its retail centers. At Tradition Hilton Head, management is completing the development of the initial phases of this master-planned community and expects a marketing launch in the spring of 2008.
     Other revenues increased approximately $800,000 to $2.9 million for the year ended December 31, 2007, compared to $2.1 million during 2006. This was due to increased revenues related to irrigation services provided to homebuilders, commercial users and the residents of Tradition, Florida, marketing income associated with Tradition, Florida, and rental revenues associated with our commercial leasing business.
     Cost of sales decreased $35.2 million to $7.5 million during the year ended December 31, 2007, as compared to $42.7 million for the same period in 2006 due to the decrease in sales of real estate.
     Margin percentage increased to 55.0% in the year ended December 31, 2007 from 38.9% in the year ended December 31, 2006. The increase in margin is primarily due to increased commercial sales in 2007 which generated a higher margin and 100% margin being realized on “lookback” revenue because the associated costs were fully expensed at the time of closing.
     Selling, general and administrative expenses increased 29.6% to $17.2 million during the year ended December 31, 2007 compared to $13.3 million in the same period in 2006. The increase is the result of higher employee compensation and benefits, increased operating costs associated with the commercial leasing business and increased other general and administrative costs. The number of full time employees increased to 67 at December 31, 2007, from 59 at December 31, 2006, as additional personnel were added to support development activity in Tradition Hilton Head. General and administrative costs increased due to increased expenses associated with our commercial leasing activities, increased legal expenditures, increased insurance costs and increased marketing and advertising expenditures designed to attract buyers in Florida and establish a market presence in South Carolina.

     Interest and other income, net of interest expense decreased from $2.6 million during the year ending December 31, 2006, to $1.8 million during 2007. Interest incurred for the years ended December 31, 2007 and 2006 was $10.3 million and $5.1 million, respectively. Interest capitalized totaled $7.7 million for the year ended December 31, 2007 compared to $5.1 million during 2006. The interest expense in the year ended December 31, 2007 of approximately $2.6 million was attributable to funds borrowed by Core Communities but then loaned to Levitt Corporation. The capitalization of this interest occurred at the consolidated level and all intercompany interest expense and income was eliminated on a consolidated basis. As noted above, interest incurred was higher due to higher outstanding balances of notes and mortgage notes payable and an increase in the average interest rate on variable-rate debt. At the time of land sales, the capitalized interest allocated to such inventory is charged to cost of sales. Cost of sales of real estate for the years ended December 31, 2007 and 2006 included previously capitalized interest of approximately $66,000 and $443,000, respectively. Interest and other income also decreased by a gain on sale of fixed assets which totaled $1.3 million in the year ended December 31, 2006 compared to $20,000 in 2007. The decreases were slightly offset by an increase in inter-segment interest income associated with the aforementioned intercompany loan to Levitt Corporation (which is eliminated in consolidation).
     The income from discontinued operations, which relates to two commercial leasing projects at Tradition, Florida, was $1.8 million in 2007 compared to a loss of $21,000 in 2006. The increase is due to increased commercial lease activity generating higher rental revenues.
For the Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005
     Revenues from sales of real estate decreased 34.0% to $69.8 million during the year ended December 31, 2006, from $105.7 million during 2005. During the year ended December 31, 2006, we sold 371 acres at an average margin of 38.9% as compared to 1,647 acres sold at an average margin of 52.0% for 2005. The decrease in revenue was primarily attributable to a large bulk sale of land adjacent to Tradition, Florida consisting of a total of 1,294 acres for $64.7 million, which occurred in the year ended December 31, 2005. Included in the 371 acres sold in 2006 are 150 acres transferred to Carolina Oak. Intercompany profits recognized by the Land Division are deferred until the homes are delivered on those properties to third parties, at which time the deferred profit is applied against consolidated cost of sales. During the year ended December 31, 2006, the Land Division’s intercompany sales amounted to $18.8 million, of which the $3.3 million profit was deferred at December 31, 2006, as compared to no intercompany sales in the year ended December 31, 2005.
     The increase in other revenues from $924,000 for the year ended December 31, 2005 to $2.1 million in 2006 related to increased marketing fees associated with cooperative marketing agreements with homebuilders and lease and irrigation income.
     Cost of sales decreased $8.0 million to $42.7 million during the year ended December 31, 2006, as compared to $50.7 million in 2005. The decrease in cost of sales was directly related to the decrease in revenues from the Land Division in 2006. This decrease was slightly offset by an increase in cost of sales due to lower margin sales in 2006. The large bulk sale that took place in 2005, which represented the majority of the sales activity in 2005, generated higher than normal margins for the year ended December 31, 2005. Cost of sales as a percentage of related revenue was approximately 61.1% for the year ended December 31, 2006 compared to 48.0% in 2005.
     Selling, general and administrative expenses increased 11.6% to $13.3 million during the year ended December 31, 2006, from $11.9 million during 2005. The increase primarily was a result of increases in compensation and other administrative expenses attributable to increased headcount in support of our expansion into the South Carolina market, and commercial development, commercial leasing and irrigation activities. Additionally, we incurred increases in Florida property taxes, advertising and marketing costs, and depreciation associated with commercial projects being developed internally. These increases were slightly offset by lower incentive compensation associated with significant operating losses in the year ended December 31, 2006 compared to 2005. As a percentage of total revenues, our selling, general and administrative expenses increased to 18.5% during the year ended December 31, 2006, from 11.2% during 2005. The large variance is attributable to the large land sale that occurred in the year ended December 31, 2005 which resulted in a large increase in revenue without a corresponding increase in selling, general and administrative expenses due to the fixed nature of many of the Land Division’s expenses.
     Interest incurred and capitalized during the years ended December 31, 2006 and 2005 was $5.1 million and $2.4 million, respectively. Interest incurred was higher in 2006 due to higher outstanding balances of notes and mortgage notes payable, as well as increases in the average interest rate on our variable-rate debt. Cost of sales of real estate during the year ended December 31, 2006 included previously capitalized interest of $443,000, compared to $743,000 during 2005.
     The decrease in interest and other income from $7.9 million for the year ended December 31, 2005 to $2.6 million in 2006 is related to a reversal of a construction related obligation recorded in 2005 in the amount of $6.8 million. This item was not present in 2006. This decrease was partially offset by a $1.3 million gain on sale of fixed assets and higher interest income generated by our various interest bearing deposits.
     The loss from discontinued operations, relates to two commercial leasing projects at Core Communities decreased $137,000 from $158,000 in the year ended December 31, 2005 to $21,000 in the year ended December 31, 2006. The decrease in the loss from discontinued operations is due to increased commercial lease activity generating higher rental revenues.
Other Operations Results of Operations

				2007	2006
	Year Ended December 31,			Vs. 2006	Vs. 2005
	2007	2006	2005	Change	Change
	(Dollars in thousands)
Revenues
Sales of real estate	$6,574	11,041	14,709	(4,467)	(3,668)
Other revenues	952	1,435	1,963	(483)	(528)

Total revenues	7,526	12,476	16,672	(4,950)	(4,196)

Costs and expenses
Cost of sales of real estate	16,793	11,649	12,520	5,144	(871)
Selling, general and administrative expenses	32,508	28,174	17,841	4,334	10,333
Other expenses	2,390	8	72	2,382	(64)

Total costs and expenses	51,691	39,831	30,433	11,860	9,398

Earnings from Bluegreen Corporation	10,275	9,684	12,714	591	(3,030)
Interest and other income, net of interest expense	6,294	4,059	2,108	2,235	1,951

(Loss) income before income taxes	(27,596)	(13,612)	1,061	(13,984)	(14,673)
Benefit (provision) for income taxes	34,297	5,639	(378)	28,658	6,017

Net income (loss)	$6,701	(7,973)	683	14,674	(8,656)

     Other Operations include all other Company operations, including Levitt Commercial, parent company general and administrative expenses, earnings from our investment in Bluegreen and earnings (loss) from investments in various real estate projects and trusts. We currently own approximately 9.5 million shares of the common stock of Bluegreen, which represented approximately 31% of Bluegreen’s outstanding shares as of December 31, 2007. Under equity method accounting, we recognize our pro-rata share of Bluegreen’s net income (net of purchase accounting adjustments) as pre-tax earnings. Bluegreen has not paid dividends to its shareholders; therefore, our earnings represent only our claim to the future distributions of Bluegreen’s earnings. Accordingly, we record a tax liability on our portion of Bluegreen’s net income. Our earnings in Bluegreen increase or decrease concurrently with Bluegreen’s reported results. Furthermore, a significant reduction in Bluegreen’s financial position could potentially result in an impairment charge on our investment against our future results of operations. For a complete discussion of Bluegreen’s results of operations and financial position, we refer you to Bluegreen’s Annual Report on Form 10-K for the year ended December 31, 2007,as filed with the SEC, and the financial statement contained herein, as filed as an Exhibit 99.1 to this Form 10-K.
For the Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006
     Revenue from sales of real estate was $6.6 million in the year ended December 31, 2007 compared to $11.0 million in the year ended December 31, 2006. Levitt Commercial delivered 17 flex warehouse units in 2007 while 29 units were delivered during 2006. Levitt Commercial completed the sale of all flex warehouse units in inventory in 2007, and we have no current plans for future sales from Levitt Commercial.
     Other revenues decreased to $952,000 in the year ended December 31, 2007 from $1.4 million in 2006 due to the reduction in leasing revenue received from the sub-tenant in the corporate headquarters building. The sub-tenant leased space in our headquarters building and returned a portion of this space to us in the fourth quarter of 2006, which we now occupy. We are planning to seek to lease to third parties this space in 2008 and relocate to smaller space due to the number of employees we have remaining at this facility.
     Cost of sales of real estate increased to $16.8 million during the year ended December 31, 2007, as compared to $11.6 million during the year ended December 31, 2006 due to an increase of $9.3 million in capitalized interest impairment charges. This increase was offset in part by a decrease of $3.8 million in cost of sales related to fewer deliveries of commercial warehouse units, as we delivered 12 fewer flex warehouse units in the year ended December 31, 2007 as compared to 2006. In addition, interest in Other Operations is amortized to cost of sales in accordance with the relief rate used in the Company’s operating segments, and due to the lower sales in 2007, the operating segments experienced decreased interest amortization which resulted in less amortization by the Other Operations segment.
     Bluegreen reported net income for the year ended December 31, 2007 of $31.9 million, as compared to net income of $29.8 million in 2006. In the first quarter of 2006, Bluegreen adopted SOP 04-02 and recorded a one-time, non-cash, cumulative effect of change in accounting principle charge of $4.5 million, which contributed to the slight increase in 2007. Our interest in Bluegreen’s income was $10.3 million for the year ended December 31, 2007 compared to $9.7 million in 2006.
     Selling, general and administrative expenses increased $4.3 million to $32.5 million during the year ended December 31, 2007 compared to $28.2 million in 2006. The increase was attributable to $5.1 million of restructuring related charges associated with Levitt Corporation and Levitt and Sons employees. In the third and fourth quarters of 2007, substantially all of Levitt and Sons’ employees were terminated and 22 employees were terminated at Levitt Corporation primarily as a result of the Chapter 11 Cases. Levitt Corporation recorded approximately $2.4 million in the year ended December 31, 2007 of severance benefits to terminated Levitt and Sons employees to supplement the limited termination benefits which could be paid by Levitt and Sons to those employees. The restructuring related expenses were slightly offset by lower stock based compensation and annual incentive compensation expense as a result of the multiple reductions in force that occurred in 2007 and significant operating losses in 2007. The decrease in non-cash stock based compensation expense is attributable to the large number of employee terminations that occurred in 2007 which resulted in a reversal of stock compensation amounts previously accrued. The reversal related to forfeited options in connection with the terminations.

     Other expenses increased to $2.4 million during the year ended December 31, 2007 from $8,000 in 2006. In the year ended December 31, 2007, we recorded a surety bond accrual that did not exist in 2006. Due to the cessation of most development activity in Levitt and Sons’ projects, we evaluated Levitt Corporation’s exposure on the surety bonds and letters of credit supporting any Levitt and Sons projects based on indemnifications Levitt Corporation provided to the bond holders. As of December 31, 2007, we recorded $1.8 million in surety bonds accrual related to certain bonds where management considers it probable that the Company will be required to reimburse the surety under the indemnity agreement. In addition to the surety bond accrual, the Other Operations segment also recorded a write-off of leasehold improvements which also did not exist in 2006. As part of the reductions in force discussed above and the Chapter 11 Cases, we vacated certain leased space. Leasehold improvements in the amount of $564,000 related to this vacated space will not be recovered and were written off in the year ended December 31, 2007.
     Interest and other income, net of interest expense was approximately $6.3 million for the year ended December 31, 2007 compared to $4.1 million in 2006. This increase was primarily the result of the Rights Offering we completed in October 2007, the proceeds of which resulted in higher average cash balances at the parent company in the year ended December 31, 2007 which generated higher interest income, as well as interest income related to intersegment loans to the Primary and Tennessee Homebuilding segments which were eliminated in consolidation. This increase was partially offset by an increase in interest expense. Interest incurred in Other Operations was approximately $10.8 million and $7.4 million for the year ended December 31, 2007 and 2006, respectively. While all interest was capitalized in the year ended December 31, 2006, $9.8 million was capitalized in 2007 due to a decreased level of development associated with a large portion of our real estate inventory which resulted in a decreased amount of qualified assets for interest capitalization. The increase in interest incurred was attributable to an increase in the average balance of our borrowings as a result of our issuance of trust preferred securities during 2006, and the aforementioned funds borrowed by Core Communities but then loaned to Levitt Corporation.
For the Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005
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
     Bluegreen reported net income for the year ended December 31, 2006 of $29.8 million, as compared to net income of $46.6 million in 2005. Our interest in Bluegreen’s earnings, net of purchase accounting adjustments, was $9.7 million for the year ended December 31, 2006 compared to $12.7 million in 2005.
     Selling, general and administrative expense increased 57.9% to $28.2 million during the year ended December 31, 2006, from $17.8 million during 2005. The increase was a result of higher employee compensation and benefits, recruiting expenses, and professional services expenses. Employee compensation costs increased by approximately $4.4 million from $7.4 million during the year ended December 31, 2005 to $11.8 million in 2006. The increase related to the increase in the number of full time employees to 63 at December 31, 2006 from 46 at December 31, 2005. Additionally, approximately $3.1 million of the increase in compensation expense was associated with non-cash stock-based compensation for which no expense was recorded in 2005. We experienced an increase in professional services due to non-capitalizable consulting services performed in the year ended December 31, 2006 related to our systems implementation. The system implementation costs and merger related costs did not exist in the year ended December 31, 2005. These increases were partially offset by decreases in bonus expense of approximately $1.0 million from the year ended December 31, 2005 due to decreased profitability.
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

Primary Homebuilding Segment Results of Operations

				2007	2006
	Year Ended December 31,			vs. 2006	vs. 2005
	2007	2006	2005	Change	Change
	(Dollars in thousands, except average price data)
Revenues
Sales of real estate	$345,666	424,420	352,723	(78,754)	71,697
Other revenues	2,243	4,070	3,750	(1,827)	320

Total revenues	347,909	428,490	356,473	(80,581)	72,017

Costs and expenses
Cost of sales of real estate	501,206	367,252	272,680	133,954	94,572
Selling, general and administrative expenses	61,568	65,052	46,917	(3,484)	18,135
Other expenses	1,539	2,362	3,606	(823)	(1,244)

Total costs and expenses	564,313	434,666	323,203	129,647	111,463

Interest and other income, net of interest expense	(325)	2,982	639	(3,307)	2,343

(Loss) income before income taxes	(216,729)	(3,194)	33,909	(213,535)	(37,103)
Benefit (provision) for income taxes	1,396	1,508	(12,270)	(112)	13,778

Net (loss) income	$(215,333)	(1,686)	21,639	(213,647)	(23,325)

Operational data:
Homes delivered	998	1,320	1,338	(322)	(18)
Construction starts	558	1,445	1,212	(887)	233
Average selling price of homes delivered	$338,000	322,000	264,000	16,000	58,000
Margin percentage (a)	(45.0)%	13.5%	22.7%	(58.5)%	(9.2)%
Gross sales contracts (units)	765	1,108	1,398	(343)	(290)
Sales contracts cancellations (units)	382	261	109	121	152
Net orders (units)	383	847	1,289	(464)	(442)
Net orders (value)	$94,782	324,217	448,207	(229,435)	(123,990)
Backlog of homes (units)	—	1,126	1,599	(1,126)	(473)
Backlog of homes (value)	$—	411,578	512,140	(411,578)	(100,562)

(a)	Margin percentage is calculated by dividing margin (sales of real estate minus cost of sales of real estate) by sales of real estate.
     As of November 9, 2007, the accounts of Levitt and Sons were deconsolidated from our financial statements. Therefore, the financial data and comparative analysis in the table above reflects operations through November 9, 2007 in the Primary Homebuilding segment compared to full year results of operations in 2006 and 2005, with the exception of Carolina Oak the results of which are included in the above results for the full year in 2007 since this subsidiary is not part of the Chapter 11 Cases. Carolina Oak is still in the early stages of development, and therefore its results of operations are immaterial to the segment, but have been included in the Primary Homebuilding segment because it is engaged in homebuilding activities and because the financial metrics from this company are similar in nature to the other homebuilding projects within this segment that existed in 2006 and 2007.
For the Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006
     Revenues from sales of real estate decreased 18.6% or $78.8 million to $345.7 million during the year ended December 31, 2007, from $424.4 million during 2006 despite the increase in average sales price of deliveries from $322,000 in 2006 to $338,000 in 2007. During the year ended December 31, 2007, 998 homes were delivered compared to 1,320 homes delivered during 2006. The decrease in units delivered was partially offset by increased land sales. We recognized $8.0 million of revenue attributable to the sale of land that management decided not to develop further, while there were no land sales in 2006.

     Other revenues decreased $1.8 million to $2.2 million for the year ended December 31, 2007, compared to $4.1 million during 2006. Other revenues in the Primary Homebuilding segment decreased due to lower revenues from our title company due to fewer closings.
     Cost of sales increased to $501.2 million during the year ended December 31, 2007, compared to $367.3 million for 2006. The increase was primarily due to the increased impairment charges on inventory of real estate and an increase in cost of sales associated with the land sale that occurred in the year ended December 31, 2007 slightly offset by a decrease in cost of sales due to a fewer number of deliveries. Impairment charges were $206.4 million in the year ended December 31, 2007 compared to $31.1 million in impairment charges in 2006.
     Margin percentage (defined as sales of real estate minus cost of sales of real estate, divided by sales of real estate) declined to a negative 45.0% in the year ended December 31, 2007 from 13.5% in the year ended December 31, 2006 mainly attributable to the impairment charges recorded in the year ended December 31, 2007. Margin percentage excluding impairments declined from 20.8% in the year ended December 31, 2006 to 14.7% during the year ended December 31, 2007. This decline was primarily attributable to significant discounts offered in an effort to reduce cancellations and to encourage buyers to close, and aggressive pricing discounts on spec units as well as lower margin earned on the $8.0 million land sale mentioned above.
     Selling, general and administrative expenses decreased 5.4% to $61.6 million during the year ended December 31, 2007, compared to $65.1 million in 2006 primarily as a result of lower employee compensation and benefits expense and decreased office and administrative expenses as a result of the multiple reductions in force that occurred in 2007. In addition, there was no annual incentive compensation recorded in 2007 for the Primary Homebuilding segment. In addition, Levitt and Sons was deconsolidated as of November 9, 2007 and the selling, general and administrative expenses of Levitt and Sons are reflected through November 9, 2007 compared to a full year of selling, general and administrative expenses in 2006. These decreases were offset in part by increased legal costs primarily related to the preparation of the Chapter 11 Cases. As a percentage of total revenues, selling, general and administrative expense was approximately 17.7% for the year ended December 31, 2007 compared to 15.2% in 2006.
     Other expenses of $1.5 million decreased during the year ended December 31, 2007 from $2.4 million in 2006 as a result of a decrease in title and mortgage expense. Title and mortgage expense mostly relates to closing costs and title insurance costs for closings processed internally. These costs were lower in 2007 due to the decrease in closings.
     Interest and other income, net of interest expense decreased from income of $3.0 million during the year ended December 31, 2006 to expense of $325,000 during 2007. This change was primarily related to interest expense. Interest incurred totaled $31.2 million and $27.2 million for the years ended December 31, 2007 and 2006, respectively. While all interest was capitalized during the year ended December 31, 2006, $23.9 million in interest was capitalized during the year ended December 31, 2007 due to a decreased level of development occurring in the projects in the Primary Homebuilding segment in 2007 which resulted in a decreased amount of qualified assets for interest capitalization. Interest incurred increased as a result of higher average debt balances for the year ended December 31, 2007 as compared to 2006. At the time of home closings and land sales, the capitalized interest allocated to such inventory is charged to cost of sales. Cost of sales of real estate for the years ended December 31, 2007 and 2006 included previously capitalized interest of approximately $14.1 million and $9.7 million, respectively. Interest expense was slightly offset by an increase in forfeited deposits of $3.5 million resulting from increased cancellations of home sale contracts.

For the Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005
     Revenues from home sales in our Primary Homebuilding segment increased 20.3% to $424.4 million during the year ended December 31, 2006, from $352.7 million during 2005. The increase was the result of an increase in average sale prices on home deliveries, which increased to $322,000 for the year ended December 31, 2006, compared to $264,000 during 2005. Since our typical sale to delivery cycle lasted between 12 and 15 months, much of the increase in average sales price on deliveries was attributable to the price increases in 2005 which we were able to maintain through the first half of 2006. The increase in sales prices was partially offset by a decrease in the number of deliveries which declined slightly to 1,320 homes during the year ended December 31, 2006 from 1,338 homes during 2005.
     The value of net orders in our Primary Homebuilding segment decreased to $324.2 million during the year ended December 31, 2006, from $448.2 million during 2005. During the year ended December 31, 2006, net unit orders decreased to 847 units from 1,289 units during 2005 as a result of reduced traffic and lower conversion rates as well as an increase in order cancellations. The decrease in net orders was partially offset by the average sales price increasing 10.1% during the year ended December 31, 2006 to $383,000, from $348,000 in 2005. Higher average selling prices are primarily a reflection of price increases that were implemented in 2005 and maintained in the first half of 2006, as well as the product mix of sales being generated from projects with higher average sales prices. In 2006, Primary Homebuilding had 1,108 gross sales contracts with 261 cancellations (a 24% cancellation rate) compared to 1,398 gross sales contracts with 109 cancellations (an 8% cancellation rate) for 2005. The increase in cancellations was pervasive in our Florida markets and was attributed primarily to adverse market conditions in Florida and the overall residential market.
     Cost of sales in our Primary Homebuilding segment increased $94.6 million to $367.3 million during the year ended December 31, 2006, from $272.7 million during 2005. The increase in cost of sales is due to the increase in revenue from home sales as well as impairment charges and inventory related valuation adjustments recorded in the amount of $31.1 million. Cost of sales also increased due to higher construction costs related to longer cycle times and increased carrying costs.
     Margin percentages declined in the Primary Homebuilding segment during the year ended December 31, 2006 to 13.5%, from 22.7% during 2005. There were no impairment charges recorded in 2005, although we did write-off $457,000 in deposits. Gross margin excluding inventory impairments was 20.8% in 2006 compared to a gross margin of 22.7% in 2005. The decline was associated with higher construction costs in 2006 compared to 2005.
     Selling, general and administrative expenses in our Primary Homebuilding segment increased 38.7% to $65.1 million during the year ended December 31, 2006, as compared to $46.9 million during 2005 primarily as a result of higher employee compensation and benefits expense, recruiting costs, higher outside sales commissions, increased advertising, and costs of expansion throughout Florida, Georgia and South Carolina. Employee compensation costs increased by approximately $4.5 million, from $26.1 million during the year ended December 31, 2005 to $30.6 million in 2006 mainly attributable to higher average headcount, which reached 581 employees as of June 30, 2006, before totaling 536 employees as of December 31, 2006. There were 506 employees at December 31, 2005. During 2006, we reduced headcount throughout the Primary Homebuilding segment and, in connection with these reductions, we incurred charges for employee related costs, including severance and retention payments. Employee cost increases were offset in part by a reduction in incentive compensation in 2006 associated with the decrease in profitability in the year ended December 31, 2006 as compared to 2005. Selling costs were higher in 2006 by $8.8 million, primarily associated with higher broker commissions earned, increased sales expenses associated with efforts to attract buyers in a challenging homebuilding market and increased headcount associated with the expansion into new markets discussed above. Additionally, legal fees associated with litigation increased for the year ended December 31, 2006 as compared to 2005. As a percentage of total revenues, selling, general and administrative expense was approximately 15.2% for the year ended December 31, 2006 compared to 13.2% in 2005.
     Other expenses decreased 34.6% to $2.4 million during the year ended December 31, 2006 from $3.6 million in 2005. The decrease in other expenses related to an $830,000 reserve recorded in 2005 to account for our share of costs associated with a litigation settlement and a decrease in title and mortgage expense of approximately $414,000 compared to 2005.
     Interest incurred and capitalized on notes and mortgages payable totaled $27.2 million during the year ended December 31, 2006, compared to $11.0 million in 2005. Interest incurred increased as a result of an increase in the average interest rate on our variable-rate borrowings as well as a $149.6 million increase in our borrowings from December 31, 2005. Cost of sales of real estate associated with previously capitalized interest totaled $9.7 million during the year ended December 31, 2006 as compared to $4.7 million in 2005.

Tennessee Homebuilding Segment Results of Operations

				2007	2006
	Year Ended December 31,			vs. 2006	vs. 2005
	2007	2006	2005	Change	Change
	(Dollars in thousands, except average price data)
Revenues
Sales of real estate	$42,042	76,299	85,644	(34,257)	(9,345)

Total revenues	42,042	76,299	85,644	(34,257)	(9,345)

Costs and expenses
Cost of sales of real estate	51,360	72,807	74,328	(21,447)	(1,521)
Selling, general and administrative expenses	5,010	12,806	10,486	(7,796)	2,320
Other expenses	—	1,307	—	(1,307)	1,307

Total costs and expenses	56,370	86,920	84,814	(30,550)	2,106

Interest and other income, net of interest expense	(68)	127	188	(195)	(61)

(Loss) income before income taxes	(14,396)	(10,494)	1,018	(3,902)	(11,512)
(Provision) benefit for income taxes	(1,700)	3,241	(421)	(4,941)	3,662

Net (loss) income	$(16,096)	(7,253)	597	(8,843)	(7,850)

Operational data:
Homes delivered	146	340	451	(194)	(111)
Construction starts	171	237	450	(66)	(213)
Average selling price of homes delivered	$205,000	224,000	190,000	(19,000)	34,000
Margin percentage (a)	(22.2)%	4.6%	13.2%	(26.8)%	(8.6)%
Gross sales contracts (units)	266	412	641	(146)	(229)
Sales contracts cancellations (units)	156	143	163	13	(20)
Net orders (units)	110	269	478	(159)	(209)
Net orders (value)	$20,621	57,776	98,838	(37,155)	(41,062)
Backlog of homes (units)	—	122	193	(122)	(71)
Backlog of homes (value)	$—	26,662	45,185	(26,662)	(18,523)

(a)	Margin percentage is calculated by dividing margin (sales of real estate minus cost of sales of real estate) by sales of real estate.
     As of November 9, 2007, the accounts of Levitt and Sons were deconsolidated from our financial statements. Therefore, the financial data and comparative analysis in the above table reflects the operations of the Tennessee Homebuilding segment through November 9, 2007 compared to full year results of operations in 2006 and 2005.
For the Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006
     Revenues from sales of real estate decreased to $42.0 million during the year ended December 31, 2007, from $76.3 million during 2006. During the year ended December 31, 2007, 146 homes were delivered at an average sales price of $205,000 as compared to 340 homes delivered at an average price of $224,000 during the year ended December 31, 2006. The average sales prices of homes delivered in 2007 declined due to the product mix sold, discounts on deliveries, and aggressive pricing on spec sales. This decrease was offset by an increase of $11.1 million of revenue recognized related to a land sale that occurred in the year ended December 31, 2007 related to property that management decided to not develop further. There were no land sales in 2006. Additionally, included in revenues are certain lot sales occurring in the year ended December 31, 2007.

     Cost of sales of real estate decreased 29.5% to $51.4 million during the year ended December 31, 2007, as compared to $72.8 million during 2006 due to a decrease in home deliveries. The decrease in home deliveries was offset by increased impairment charges related to inventory, and increased cost of sales associated with land sales. Included in cost of sales in the year ended December 31, 2007 was $11.1 million associated with land sales. There were no land sales in 2006. In addition, impairment charges increased $5.5 million from $5.7 million in the year ended December 31, 2006 to $11.2 million in the year ended December 31, 2007.
     Margin percentage decreased to a negative margin of 22.2% in the year ended December 31, 2007 from 4.6% in the year ended December 31, 2006. The decrease in margin percentage was primarily attributable to impairment charges, which increased by $5.5 million in the year ended December 31, 2007 compared to 2006. Margin percentage excluding impairment charges declined from 12.0% during the year ended December 31, 2006 to 4.6% during the year ended December 31, 2007 due to the mix of homes delivered with lower average selling prices and minimal to no margin being generated on the land or lot sales that occurred during the period.
     Selling, general and administrative expenses decreased $7.8 million to $5.0 million during the year ended December 31, 2007 compared to $12.8 million during 2006 primarily as a result of lower employee compensation and benefits, decreased broker commission costs and decreased advertising and marketing costs. The decrease in employee compensation and benefits is mainly a result of the multiple reductions in force that occurred in 2007 in connection with the filing of the Chapter 11 Cases. Decreased broker commission costs were due to lower revenues generated in the year ended December 31, 2007 compared to 2006 and the decreases associated with marketing and advertising are attributable to a decreased focus in 2007 on advertising in the Tennessee market. In addition, selling, general and administrative expenses related to the Tennessee Homebuilding segment are reflected through November 9, 2007 compared to a full year of selling, general and administrative expenses in 2006. These decreases were offset in part by increased severance related expense related to Tennessee employees, payroll taxes and other benefits associated with the terminations that occurred in 2007.
     There were no other expenses in the year ended December 31, 2007 compared to $1.3 million in 2006. Other expenses in the year ended December 31, 2006 reflect the write-off of $1.3 million in goodwill related to the Bowden acquisition.
     Interest incurred totaled $1.9 million and $2.7 million for the years ended December 31, 2007 and 2006, respectively. While all interest was capitalized during the year ended December 31, 2006, $1.8 million in interest was capitalized during the year ended December 31, 2007 due to the decreased level of development in the projects in this segment in 2007 which resulted in less assets being qualified for interest capitalization. Interest incurred decreased as a result of lower average debt balances for the year ended December 31, 2007 as compared to 2006. At the time of home closings and land sales, the capitalized interest allocated to such inventory is charged to cost of sales. Cost of sales of real estate for the years ended December 31, 2007 and 2006 included previously capitalized interest of approximately $1.3 million and $2.1 million, respectively.
For the Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005
     Revenues from home sales decreased 10.9% to $76.3 million during the year ended December 31, 2006, from $85.6 million during 2005. The decrease is the result of a decrease in the number of deliveries which declined to 340 homes during the year ended December 31, 2006 from 451 homes during 2005 partially offset by an increase in average sales prices on homes delivered, which increased to $224,000 for the year ended December 31, 2006, compared to $190,000 during 2005.
     The value of net orders decreased to $57.8 million during the year ended December 31, 2006, from $98.8 million during 2005. During the year ended December 31, 2006, net unit orders decreased to 269 units, from 478 units during 2005 as a result of reduced traffic and lower conversion rates. The decrease in net orders was partially offset by the average sales price on new orders increasing 3.9% during the year ended December 31, 2006 to $215,000, from $207,000 during 2005. Higher average selling prices are primarily a reflection of the homes sold in certain projects in 2006. In 2006, the Tennessee Homebuilding segment had 412 gross sales contracts with 143 cancellations (a 35% cancellation rate) compared to 641 gross sales contracts with 163 cancellations (a 25% cancellation rate) for 2005.

     Cost of sales decreased $1.5 million to $72.8 million during the year ended December 31, 2006, from $74.3 million during 2005. The decrease in cost of sales is due to the decreased number of deliveries, offset in part by an increase in impairment charges and inventory related valuation adjustments in the amount of $5.7 million.
     Margin percentage declined during the year ended December 31, 2006 to 4.6%, from 13.2% during 2005. There were no impairment charges recorded in 2005, although we did write-off $10,000 in deposits. Gross margin excluding inventory impairments was 12.0% compared to a gross margin of 13.2% in 2005. The decline was associated with higher construction costs in 2006 compared to 2005.
     Selling, general and administrative expenses increased 22.1% to $12.8 million during the year ended December 31, 2006, as compared to $10.5 million during 2005 primarily as a result of higher employee compensation and benefits expense, costs of expansion into the Nashville market and increased marketing and selling costs. During 2006, we reduced headcount in the Tennessee Homebuilding segment and in connection with these reductions we incurred charges for employee related costs, including severance and retention payments. As a percentage of total revenues, selling, general and administrative expense was approximately 16.8% for the year ended December 31, 2006 compared to 12.2% in 2005.
     Other expense of $1.3 million for the year ended December 31, 2006 related to the write-off of goodwill associated with the Bowden acquisition as compared to no expense recorded in 2005.
     Interest incurred and capitalized on notes and mortgages payable totaled $2.7 million during the year ended December 31, 2006, compared to $1.1 million in 2005. Interest incurred increased as a result of an increase in the average interest rate on our variable-rate borrowings. Cost of sales of real estate associated with previously capitalized interest totaled $2.1 million during the year ended December 31, 2006 as compared to $1.6 million for 2005.
FINANCIAL CONDITION
     Our total assets at December 31, 2007 and 2006 were $712.9 million and $1.1 billion, respectively of which $195.2 million and $48.4 million was cash and cash equivalents at December 31, 2007 and 2006, respectively. At December 31, 2006, $706.5 million of assets related to Levitt and Sons. Excluding assets from Levitt and Sons at December 31, 2006, total assets related to our ongoing operations increased by $314.6 million at December 31, 2007 from December 31, 2006. The changes in total assets, excluding Levitt and Sons, primarily resulted from:
•	a net increase in inventory of real estate of approximately $69.8 million, primarily related to the Land Division’s development activities and the acquisition of Carolina Oak;

•	an increase of $41.8 million in property and equipment and assets held for sale associated with increased investment in commercial properties under construction by our Land Division and support for infrastructure in our master-planned communities;

•	a net increase of approximately $9.0 million in our investment in Bluegreen associated primarily with $10.3 million of earnings from Bluegreen (net of purchase accounting adjustments);

•	a net increase in cash and cash equivalents of $146.8 million, which resulted from cash provided by financing activities of $228.5 million, offset by cash used in operations and investing activities of $36.7 million and $45.0 million, respectively. The increase in financing activities relates to the $152.8 million of proceeds from the Rights Offering, as well as increases in our borrowings associated with commercial and residential development; and

•	An increase in our current tax asset of $22.8 million related to tax benefits incurred due to the net operating losses recorded in 2007.

     Total liabilities at December 31, 2007 and December 31, 2006 were $451.7 million and $747.4 million, respectively. At December 31, 2006, $511.5 million of liabilities was related to Levitt and Sons. Excluding liabilities related to Levitt and Sons at December 31, 2006, total liabilities related to our ongoing operations increased by $215.8 million at December 31, 2007 from December 31, 2006. The changes in total liabilities, excluding Levitt and Sons, primarily resulted from:
•	a net increase in notes and mortgage notes payable of $156.0 million, primarily related to project debt associated with land development activities and the acquisition of Carolina Oak;

•	an increase of $55.2 million associated with the loss in excess of the investment in Levitt and Sons created as a result of Levitt and Sons declaring bankruptcy on November 9, 2007; and

•	The above increases were partially offset by a decrease in our deferred tax liability of $12.8 million.
LIQUIDITY AND CAPITAL RESOURCES
     We have taken steps throughout 2007 to address the challenging real estate environment and we continue to work to improve operational cash flows and increase our sources of financing. We implemented reductions in force throughout 2007 in order to align staffing levels with current market conditions and our business goals and strategies. We believe that our current financial condition and credit relationships, together with anticipated cash flows from operations and other sources of funds, which may include proceeds from the disposition of certain properties or investments, will provide for our anticipated current liquidity needs.
     Management assesses the Company’s liquidity in terms of the Company’s ability to generate cash to fund its operating and investment activities. During the year ended December 31, 2007, our primary sources of funds were the proceeds from our Rights Offering, the proceeds from the sale of real estate inventory and borrowings from financial institutions. We intend to use available cash and our borrowing capacity to implement our business strategy of pursuing investment opportunities, continuing the development of our master-planned communities, operating efficiently and effectively and utilizing community development districts to fund development costs. We also will use available cash to repay borrowings and to pay operating expenses.
     The Company separately manages liquidity at the Levitt Corporation parent level and at the operating subsidiary level, consisting primarily of Core Communities. Subsidiary operations are generally financed using operating assets as loan collateral and many of the financing agreements in place contain covenants at the subsidiary level. Parent company guarantees are rarely provided and when provided, are provided on a limited basis.
     Levitt Corporation is primarily a holding company, and in light of the cash needs of Core Communities and Bluegreen’s history of not paying dividends, it is not anticipated that Levitt Corporation will receive sufficient dividends or other payments from its subsidiaries or investment income from its investments to cover its overhead costs for the foreseeable future.
Levitt Corporation (Parent level)
     At December 31, 2007, Levitt Corporation had approximately $162.0 million of cash and $137.8 million of outstanding debt. On October 1, 2007, Levitt Corporation completed a Rights Offering to its shareholders which generated cash proceeds of approximately $152.8 million
     Debt principally consisted of :
•	approximately $85.1 million of junior subordinated debentures associated with the issuance of Trust Preferred Securities;

•	approximately $746,000 in subordinated investment notes which are unsecured and do not contain any financial covenants;

•	approximately $39.7 million in debt in connection with the loan assumption related to Carolina Oak; and

•	approximately $12.0 million in debt consisting principally of secured financing on our Corporate headquarters building.

     On October 25, 2007, Levitt Corporation acquired from Levitt and Sons the membership interests in Carolina Oak which owns a 150 acre parcel in Tradition Hilton Head. Levitt Corporation became the obligor for the entire outstanding balance of $34.1 million under the credit facility collateralized by the 150 acre parcel (the “Carolina Oak Loan”). The Carolina Oak Loan was modified in connection with the acquisition. Levitt Corporation was previously a guarantor of this loan and as partial consideration for the Carolina Oak Loan, the membership interest of Levitt and Sons, previously pledged by Levitt Corporation to the lender, was released. The outstanding balance under the Carolina Oak Loan may be increased by approximately $11.2 million to fund certain infrastructure improvements and to complete the construction of fourteen residential units currently under construction. The Carolina Oak Loan is collateralized by a first mortgage on the 150 acre parcel in Tradition Hilton Head and guaranteed by Carolina Oak. The Carolina Oak Loan is due and payable on March 21, 2011 but may be extended for one additional year at the discretion of the lender. Interest accrues under the facility at the Prime Rate (7.25% at December 31, 2007) and is payable monthly. The Carolina Oak Loan is subject to customary terms, conditions and covenants, including the lender’s right to accelerate the debt upon a material adverse change with respect to Levitt Corporation. At December 31, 2007, there was no immediate availability to draw on this facility based on available collateral.
     On February 14, 2008, Bluegreen announced that it intends to pursue a rights offering to its shareholders for up to $100 million of its common stock. We currently intend to participate in this rights offering which could result in a substantial additional investment in Bluegreen.
     At this time, it is not possible to predict the impact that the Chapter 11 Cases will have on Levitt Corporation and its results of operations, cash flows or financial condition. At the time of deconsolidation, November 9, 2007, Levitt Corporation had a negative investment in Levitt and Sons of $123.0 million and there were outstanding advances due from Levitt and Sons of $67.8 million at Levitt Corporation resulting in a net negative investment of $55.2 million. Since the Chapter 11 Cases were filed, Levitt Corporation has also incurred certain administrative costs in the amount of $1.4 million related to Post Petition Services. The payment by Levitt and Sons of its outstanding advances and the Post Petition Services expenses are subject to the risks inherent to creditors in the Chapter 11 Cases. Levitt and Sons may not have sufficient assets to repay Levitt Corporation for advances made to Levitt and Sons or the Post Petition Services and it is likely that some, if not all, of these amounts will not be recovered. In addition, Levitt Corporation files a consolidated federal income tax return. At December 31, 2007, Levitt Corporation had a federal income tax receivable of $27.4 million as a result of losses incurred which is anticipated to be collected upon filing the 2007 consolidated U.S. federal income tax return. The Creditors Committee has advised that they believe the creditors are entitled to share in an unstated amount of the refund.
Core Communities
     At December 31, 2007, Core had approximately $33.1 million of cash as well as immediate availability under its various lines of credit of $19.0 million, and $216.0 million in outstanding debt including liabilities associated with assets held for sale. Core has incurred and expects to continue to incur significant land development expenditures in both Tradition, Florida and in Tradition Hilton Head. Tradition Hilton Head is in the early stage of the master-planned community’s development cycle and significant investments have been made and will be required in the future to develop the master community infrastructure. Sales in Tradition Hilton Head have been limited to golf course lots sold to various builders and an intercompany land sale in December 2006 (see Item 1. Business — Recent Developments — Acquisition of Carolina Oak Homes LLC). Recent investments in Tradition, Florida have been primarily to build infrastructure to support the master-planned community and the sale of various commercial land parcels. The current investment in land and development, as well as property and equipment has been financed primarily through a combination of secured borrowings, which totaled $212.7 million at December 31, 2007, and proceeds from bonds issued by community development districts and special assessment districts which support the development of infrastructure improvements while burdening the developed property with long-term tax assessments. This financing at December 31,

2007 consisted of district bonds totaling $218.7 million with approximately $82.9 million currently outstanding and approximately $129.5 million available to fund future development expenditures. These bonds are further discussed below in “Off Balance Sheet Arrangements and Contractual Obligations”. The availability of tax-exempt bond financing to fund infrastructure development at our master-planned communities may be affected by recent disruptions in credit markets, including the municipal bond market, by general economic conditions and by fluctuations in the real estate market. If we are not able to access this type of financing, we would be forced to obtain substitute financing, which may not be available on terms favorable to the Company, or at all. If we are not able to obtain financing for infrastructure development, we would be forced to use our own funds or delay development activity at our master-planned communities.
     Core’s borrowing agreement requires repayment of specified amounts upon a sale of a portion of the property collateralizing the debt. Core is subject to provisions in its borrowing agreement that require additional principal payments, known as curtailment payments, in the event that sales are below those agreed to at the inception of the borrowing. In the event that agreed upon sales targets are not met in Tradition Hilton Head, total curtailment payments during 2008 could amount to $34.2 million. In January 2008, a $14.9 million curtailment payment was paid and an additional $19.3 million would be due in June 2008 if actual sales continue to be below the contractual requirements of the development loan.
     In March 2008, Core agreed to the termination of a $20 million line of credit after the lender expressed its concern that Levitt and Sons’ bankruptcy may have resulted in a technical default by virtue of language in the facility regarding “affiliates”. At December 31, 2007, no amounts were outstanding under the $20 million facility other than a $122,000 outstanding letter of credit which was secured by a cash deposit in March 2008. There have been no funds drawn subsequent to December 31, 2007. The lender has agreed to honor two construction loans to a subsidiary of Core totaling $11.7 million provided that the borrowings are paid in full at maturity and has waived any technical defaults under the loans arising from Levitt and Sons’ bankruptcy through the maturity dates of the loans.
     Additionally, Core has undertaken construction projects on certain commercial land parcels within its developments. At December 31, 2007, Core had incurred debt of $79.0 million in connection with the development of these commercial properties which are being actively marketed for sale. These assets and related liabilities are classified as held for sale in the consolidated statements of financial condition and are treated as discontinued operations for accounting purposes. See further discussion in Item 1. Business — Core Communities.
     Possible liquidity sources available to Core include the sale of the commercial properties, the sale or pledging of additional unencumbered land and funding from Levitt Corporation. The debt covenants at Core generally consist of net worth, liquidity and loan to value financial covenants. The loans which provide the primary financing for Tradition, Florida and Tradition Hilton Head have an annual appraisal and re-margining requirement. These provisions may require Core, in circumstances where the value of its real estate securing these loans declines, to pay down a portion of the principal amount of the loan to bring the loan within specified minimum loan-to-value ratios. Accordingly, should land prices decline, reappraisals could result in significant future re-margining payments. In addition, all of our outstanding debt instruments require us to comply with certain financial covenants. Further, one of our debt instruments contains cross-default provisions, which could cause a default in this debt instrument if we default on other debt instruments. If we fail to comply with any of these restrictions or covenants, the holders of the applicable debt could cause our debt to become due and payable prior to maturity. These accelerations or significant re-margining payments could require us to dedicate a substantial portion of cash or cash flow from operations to payment of or on our debt and reduce our ability to use our cash flow for other purposes.
     Given the overall condition of the homebuilding industry in Florida and the current oversupply of single-family residential land in the St. Lucie market, we do not expect any meaningful single-family residential land sales by Core in the near future. Management efforts will be focused on commercial and other land sales in Florida and commercial and residential sales in Hilton Head. Core’s business may not generate sufficient cash flow from operations, and future borrowings may not be available under its existing credit facilities or any other financing sources in an amount sufficient to enable Core to service its indebtedness, or to fund its other liquidity needs. We may need to refinance all or a portion of Core’s debt on or before maturity, which we may not be able to do on favorable terms or at all. Recent disruptions in the credit and capital markets could make it more difficult for us to obtain financing than in prior periods

Off Balance Sheet Arrangements and Contractual Obligations
     In connection with the development of certain projects, community development, special assessment or improvement districts have been established and may utilize tax-exempt bond financing to fund construction or acquisition of certain on-site and off-site infrastructure improvements near or at these communities. If these improvement districts were not established, we would need to fund community infrastructure development out of operating income or through other sources of financing or capital, or be forced to delay our development activity. The obligation to pay principal and interest on the bonds issued by the districts is assigned to each parcel within the district, and a priority assessment lien may be placed on benefited parcels to provide security for the debt service. The bonds, including interest and redemption premiums, if any, and the associated priority lien on the property are typically payable, secured and satisfied by revenues, fees, or assessments levied on the property benefited. The Company pays a portion of the revenues, fees, and assessments levied by the districts on the properties the Company still owns that are benefited by the improvements. The Company may also agree to pay down a specified portion of the bonds at the time of each unit or parcel closing. These costs are capitalized to inventory during the development period and recognized as cost of sales when the properties are sold.
     The bond financing from Core Communities at December 31, 2007 and 2006 consisted of district bonds totaling $212.7 million and $62.8 million, respectively, with outstanding amounts of approximately $82.9 million and $50.4 million at December 31, 2007 and 2006, respectively. Further, at December 31, 2007 and 2006, there was approximately $129.5 million and $7.0 million, respectively, available under these bonds to fund future development expenditures. Bond obligations at December 31, 2007 mature in 2035 and 2040. As of December 31, 2007, the Company owned approximately 11% of the property within the community development district and approximately 91% of the property within the special assessment district. During the year ended December 31, 2007, the Company recorded approximately $1.3 million in assessments on property owned by the Company in the districts. We are responsible for any assessed amounts until the underlying property is sold. We will continue to be responsible for the annual assessments if the property is never sold. Accordingly, if recent negative trends in the homebuilding industry do not improve, and we are forced to hold our land inventory longer than originally projected, we would be forced to pay a higher portion of annual assessments on property which is subject to assessments. We could be required to pay down a portion of the bonds in the event our entitlements were to decrease as to the number of residential units and/or commercial space that can be built on a parcel(s) encumbered by the bonds. In addition, Core Communities has guaranteed payments for assessments under the district bonds in Tradition, Florida which would require funding if future assessments to be allocated to property owners are insufficient to repay the bonds.
     At December 31, 2006, we recorded no liability associated with outstanding CDD bonds as the assessments were not both fixed and determinable. At December 31, 2007, a liability of $3.3 million was recognized because the special assessments related to the commercial leasing assets held for sale were fixed and the final assessment was made during the fourth quarter of 2007. This liability is included in the liabilities related to assets held for sale in the audited consolidated statement of financial condition.
     We entered into an indemnity agreement in April 2004 with a joint venture partner at Altman Longleaf, relating to, among other obligations, that partner’s guarantee of the joint venture’s indebtedness. Our liability under the indemnity agreement is limited to the amount of any distributions from the joint venture which exceeds our original capital and other contributions. Accordingly, our potential obligation of indemnity was approximately $664,000 at December 31, 2007. Based on the joint venture assets that secure the indebtedness, we do not believe it is likely that any payment will be required under the indemnity agreement.

     The following table summarizes our contractual obligations as of December 31, 2007 (in thousands):

		Payments due by period
		Less than	13 - 36	37 - 60	More than
Category (1)	Total	12 Months	Months	Months	60 Months
Long-term debt obligations (2)	$274,820	3,242	45,942	118,193	107,443
Long-term debt obligations associated with assets held for sale	78,970	8,914	5,709	61,250	3,097
Interest payable on long-term debt	181,293	21,202	36,592	18,116	105,383
Operating lease obligations	4,714	1,276	1,599	557	1,282
Severance related termination obligations	1,949	1,912	37	—	—
Independent contractor agreements	1,596	915	681	—	—

Total obligations	$543,342	37,461	90,560	198,116	217,205

(1)	Long-term debt obligations consist of notes, mortgage notes and bonds payable. Interest payable on these long-term debt obligations is the interest that will be incurred related to the outstanding debt. Operating lease obligations consist of lease commitments. The timing of contractual payments for debt obligations assumes the exercise of all extensions available at the borrower’s sole discretion.

(2)	In addition to the above scheduled payments, the Core borrowing agreement requires repayment of specified amounts upon a sale of a portion of the property collateralizing the debt or upon a reappraisal of the underlying collateral if declines in value cause the loan to exceed maximum loan to value ratios. In addition, Core is subject to provisions in its borrowing agreement that require additional principal payments, known as curtailment payments, in the event that sales are below those agreed to at the inception of the borrowing. In the event that agreed upon sales targets are not met in Tradition Hilton Head, total curtailment payments during 2008 could amount to $34.2 million. In January 2008, a $14.9 million curtailment payment was paid and an additional $19.3 million would be due in June 2008 if actual sales continue to be below the contractual requirements of the development loan. Additionally, certain borrowings may require increased principal payments on our debt obligations due to re-margining requirements.
     In addition to the above contractual obligations, we have $2.4 million in unrecognized tax benefits related to FIN 48.
     Tradition Development Company, LLC, a wholly-owned subsidiary of Core Communities (“TDC”), entered into an advertising agreement with the operator of a Major League Baseball team pursuant to which, among other advertising rights, TDC obtained a royalty-free license to use, among others, the trademark “Tradition Field” at the sports complex located in Port St. Lucie and the naming rights to that complex. Unless otherwise renewed, the agreement terminates on December 31, 2013; provided, however, that upon payment of a specified buy-out fee and compliance with other contractual procedures, TDC has the right to terminate the agreement on or after December 31, 2008. Required cumulative payments under the agreement through December 31, 2013 are approximately $1.1 million.
     At December 31, 2007, Core Communities had outstanding surety bonds and letters of credit of approximately $2.8 million related primarily to obligations to various governmental entities to construct improvements in our various communities. We estimate that approximately $2.7 million of work remains to complete these improvements. We do not believe that any outstanding bonds or letters of credit will likely be drawn upon.
     In the ordinary course of business we sell land to third parties where the Company is obligated to complete site development and infrastructure improvements subsequent to the sale date. Future development and construction obligations amount to $4.7 million at December 31, 2007, which are expected to be incurred over the next three years. The timing of future development will depend on factors such as the timing of future sales, demographic growth rates in the areas in which these obligations occur and the impact of any future deterioration or improvement in the local real estate market.

     Levitt and Sons had $33.3 million in surety bonds under their projects at the time of filing the Chapter 11 Cases. In the event that these obligations are drawn and paid by the surety, Levitt Corporation could be responsible for up to $12.0 million plus costs and expenses in accordance with the surety indemnity agreement for these instruments. As of December 31, 2007, we recorded $1.8 million in surety bonds accrual at Levitt Corporation related to certain bonds where management considers it probable that Levitt Corporation will be required to reimburse the surety under the indemnity agreement. It is unclear, given the uncertainty involved in the Chapter 11 Cases whether and to what extent these surety bonds will be drawn and the extent to which Levitt Corporation may be responsible for additional amounts beyond this accrual. It is unlikely that Levitt Corporation would have the ability to receive any repayment, assets or other consideration as recovery of any amounts it is required to pay.
     The table below sets forth our debt obligations, principal payments by scheduled maturity, weighted-average interest rates and estimated fair market value as of December 31, 2007 (dollars in thousands):

								Fair Market
								Value at
	Payments due by year							December 31,
	2008	2009	2010	2011	2012	Thereafter	Total	2007
Fixed rate debt:
Notes and mortgage payable(a)	999	427	271	298	244	100,983	103,222	90,398
Average interest rate	8.08%	8.09%	8.10%	8.11%	5.27%	5.27%	7.16%

Variable rate debt:
Notes and mortgage payable(a)	2,243	41,892	3,352	115,276	2,375	6,460	171,598	168,365
Average interest rate	7.53%	7.53%	7.61%	7.61%	7.73%	7.73%	7.57%

Total debt obligations	3,242	42,319	3,623	115,574	2,619	107,443	274,820	258,763

(a)	Fair value calculated using current estimated borrowing rates.
     Assuming the variable rate debt balance of $171.6 million outstanding at December 31, 2007 (which does not include approximately $85.1 million of initially fixed-rate obligations which will not become floating rate during 2008) was to remain constant, each one percentage point increase in interest rates would increase the interest incurred by us by approximately $1.7 million per year.
Impact of Inflation
     The financial statements and related financial data presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation.
     Inflation could have a long-term impact on us because any increase in the cost of land, materials and labor would result in a need to increase the sales prices of land which may not be possible. In addition, inflation is often accompanied by higher interest rates which could have a negative impact on demand and the costs of financing land development activities. Rising interest rates as well as increased materials and labor costs may reduce margins.

New Accounting Pronouncements
     In November 2006, the FASB issued Emerging Issues Task Force Issue No. 06-8, “Applicability of the Assessment of a Buyers Continuing Investment under FASB Statement No. 66, Accounting for Sales of Real Estate”, (“EITF 06-8”). EITF 06-8 establishes that a company should evaluate the adequacy of the buyer’s continuing investment in determining whether to recognize profit under the percentage-of-completion method. EITF 06-8 is effective for the first annual reporting period beginning after March 15, 2007 (our fiscal year beginning January 1, 2008). The effect of EITF 06-8 is not expected to be material to our consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, (“SFAS 159”). SFAS 159 permits companies to measure many financial instruments and certain other items at fair value. This Statement is effective for fiscal years beginning after November 15, 2007 (our fiscal year beginning January 1, 2008). The adoption of SFAS 159 is not expected to be material to our consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (our fiscal year beginning January 1, 2008), and interim periods within those fiscal years. During February 2008, the FASB issued a Staff Position that will (i) partially defer the effective date of SFAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities and (ii) remove certain leasing transactions from the scope of SFAS 157. Management is currently reviewing the effect of SFAS 157 but does not at this time expect that the adoption will have a material effect on our consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51”, (“SFAS 160”). SFAS 160 requires that a noncontrolling interest in a subsidiary be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements. It also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. SFAS 160 is effective for our fiscal year beginning January 1, 2009. We have not yet evaluated the impact that the adoption of SFAS 160 will have on our consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R broadens the guidance of SFAS 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. SFAS 141R expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations. SFAS 141R is effective for our fiscal year beginning January 1, 2009. The adoption of SFAS 141R could have a material effect on our consolidated financial statements if we decide to pursue business combinations due to the requirement to write-off transaction costs to the consolidated statements of operations.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Market risk is defined as the risk of loss arising from adverse changes in market valuations that arise from interest rate risk, foreign currency exchange rate risk, commodity price risk and equity price risk. We have a risk of loss associated with our borrowings as we are subject to interest rate risk on our long-term debt. At December 31, 2007, we had $171.6 million in borrowings with adjustable rates tied to the prime rate and/or LIBOR rates and $103.2 million in borrowings with fixed or initially-fixed rates. Consequently, the impact on our variable rate debt from changes in interest rates may affect our earnings and cash flows but would generally not impact the fair value of such debt. With respect to fixed rate debt, changes in interest rates generally affect the fair market value of the debt but not our earnings or cash flow.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO FINANCIAL STATEMENTS
Levitt Corporation

Report of Independent Registered Certified Public Accounting Firm of PricewaterhouseCoopers LLP	60

Consolidated Statements of Financial Condition	61
As of December 31, 2007 and 2006

Consolidated Statements of Operations	62
For each of the years in the three year period ended December 31, 2007

Consolidated Statements of Comprehensive (Loss) Income	63
For each of the years in the three year period ended December 31, 2007

Consolidated Statements of Shareholders’ Equity	64
For each of the years in the three year period ended December 31, 2007

Consolidated Statements of Cash Flows	65
For each of the years in the three year period ended December 31, 2007

Notes to Consolidated Financial Statements	67
Bluegreen Corporation
The financial statements of Bluegreen Corporation, which is considered a significant subsidiary, are required to be included in this report. The financial statements of Bluegreen Corporation for the three years ended December 31, 2007, including the Report of Independent Registered Certified Public Accounting Firm of Ernst & Young LLP, are included as exhibit 99.1 to this report.

Report of Independent Registered Certified Public Accounting Firm
To the Board of Directors and Shareholders of Levitt Corporation
In our opinion, based on our audits and the report of other auditors, the accompanying consolidated statements of financial condition and the related consolidated statements of operations, of comprehensive (loss) income, of shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of Levitt Corporation and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We did not audit the financial statements of Bluegreen Corporation, an approximate 31 percent-owned equity investment of the Company which reflects a net investment totaling $116.0 million and $107.1 million at December 31, 2007 and 2006, respectively and equity in the net earnings of approximately $10.3 million, $9.7 million and $12.7 million for the years ended December 31, 2007, 2006 and 2005 respectively. The financial statements of Bluegreen Corporation were audited by other auditors whose report thereon has been furnished to us, and our opinion on the financial statements expressed herein, insofar as it relates to the amounts included for Bluegreen Corporation, is based solely on the report of the other auditors. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits and the report of other auditors provide a reasonable basis for our opinions.
As discussed in Note 2 to the consolidated financial statements, the Company adopted the provisions of FASB Interpretation No. 48 — Accounting for Uncertainty in Income Taxes — and interpretation of FASB No. 109 in January 1, 2007.
As discussed in Notes 22 and 26, on November 9, 2007 (the “Petition Date”), Levitt and Sons, LLC (“Levitt and Sons”) and substantially all of its subsidiaries filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the Southern District of Florida. As a result, Levitt and Sons was deconsolidated from the Company as of the Petition Date and has been prospectively reported as a cost method investment. On the Petition Date, Levitt and Sons had total assets, total liabilities and net shareholder’s deficit of approximately $373 million, $480 million, and $107 million, respectively.
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
/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Fort Lauderdale, Florida
March 17, 2008

Levitt Corporation
Consolidated Statements of Financial Condition
December 31, 2007 and 2006
(In thousands, except share data)

	2007	2006
Assets
Cash and cash equivalents	$195,181	48,391
Restricted cash	2,207	1,397
Current income tax receivable	27,407	—
Inventory of real estate	227,290	822,040
Assets held for sale	96,214	47,284
Investment in Bluegreen Corporation	116,014	107,063
Property and equipment, net	33,566	33,115
Other assets	14,972	31,376

Total assets	$712,851	1,090,666

Liabilities and Shareholders’ Equity

Accounts payable, accrued liabilities and other	$41,077	84,323
Customer deposits	541	42,571
Current income tax payable	—	3,905
Liabilities related to assets held for sale	80,093	28,263
Notes and mortgage notes payable	189,768	503,313
Junior subordinated debentures	85,052	85,052
Loss in excess of investment in subsidiary	55,214	—

Total liabilities	451,745	747,427

Shareholders’ equity:
Preferred stock, $0.01 par value
Authorized: 5,000,000 shares
Issued and outstanding: no shares	—	—

Class A Common Stock, $0.01 par value
Authorized: 150,000,000 and 50,000,000 shares, respectively
Issued and outstanding: 95,040,731 and 18,609,024 shares, respectively	950	186

Class B Common Stock, $0.01 par value
Authorized: 10,000,000 shares
Issued and outstanding: 1,219,031 shares	12	12

Additional paid-in capital	336,795	184,401
(Accumulated deficit) retained earnings	(78,537)	156,219
Accumulated other comprehensive income	1,886	2,421

Total shareholders’ equity	261,106	343,239

Total liabilities and shareholders’ equity	$712,851	1,090,666

See accompanying notes to consolidated financial statements.

Levitt Corporation
Consolidated Statements of Operations
For each of the years in the three year period ended December 31, 2007
(In thousands, except per share data)

	2007	2006	2005
Revenues:
Sales of real estate	$410,115	566,086	558,112
Other revenues	5,766	7,488	6,585

Total revenues	415,881	573,574	564,697

Costs and expenses:
Cost of sales of real estate	573,241	482,961	408,082
Selling, general and administrative expenses	116,087	119,337	87,162
Other expenses	3,929	3,677	4,855

Total costs and expenses	693,257	605,975	500,099

Earnings from Bluegreen Corporation	10,275	9,684	12,714
Interest and other income, net of interest expense	7,439	7,816	10,289

(Loss) income from continuing operations before income taxes	(259,662)	(14,901)	87,601

Benefit (provision) for income taxes	23,277	5,758	(32,532)

(Loss) income from continuing operations	(236,385)	(9,143)	55,069

Discontinued operations:
Income (loss) from discontinued operations, net of tax	1,765	(21)	(158)

Net (loss) income	$(234,620)	(9,164)	54,911

Basic (loss) earnings per common share:
Continuing operations	$(6.05)	(0.45)	2.73
Discontinued operations	0.05	—	(0.01)

Total basic (loss) earnings per common share	$(6.00)	(0.45)	2.72

Diluted (loss) earnings per common share:
Continuing operations	$(6.05)	(0.46)	2.70
Discontinued operations	0.05	—	(0.01)

Total diluted (loss) earnings per common share	$(6.00)	(0.46)	2.69

Weighted average common shares outstanding:
Basic	39,092	20,214	20,208
Diluted	39,092	20,214	20,320

Dividends declared per common share:
Class A common stock	$0.02	0.08	0.08
Class B common stock	$0.02	0.08	0.08
See accompanying notes to consolidated financial statements.

Levitt Corporation
Consolidated Statements of Comprehensive (Loss) Income
For each of the years in the three year period ended December 31, 2007
(In thousands)

	2007	2006	2005
Net (loss) income	$(234,620)	(9,164)	54,911

Other comprehensive income:
Pro-rata share of unrealized (loss) gain recognized by Bluegreen Corporation on retained interests in notes receivable sold	(870)	1,263	2,420
Benefit (provision) for income taxes	335	(487)	(933)

Pro-rata share of unrealized (loss) gain recognized by Bluegreen Corporation on retained interests in notes receivable sold (net of tax)	(535)	776	1,487

Comprehensive (loss) income	$(235,155)	(8,388)	56,398

See accompanying notes to consolidated financial statements.

Levitt Corporation
Consolidated Statements of Shareholders’ Equity
For each of the years in the three year period ended December 31, 2007
(In thousands)

								Accumulated
	Shares of Common		Class A	Class B	Additional	Retained		Compre-
	Stock Outstanding		Common	Common	Paid-In	Earnings	Unearned	hensive
	Class A	Class B	Stock	Stock	Capital	(Deficit)	Compensation	Income (loss)	Total
Balance at December 31, 2004	18,597	1,219	$186	12	180,790	113,643	—	158	294,789
Issuance of restricted common stock	7	—	—	—	220	—	(220)	—	—
Amortization of unearned compensation on restricted stock grants	—	—	—	—	—	—	110	—	110
Net income	—	—	—	—	—	54,911	—	—	54,911
Pro-rata share of unrealized gain recognized by Bluegreen on sale of retained interests, net of tax	—	—	—	—	—	—	—	1,487	1,487
Issuance of Bluegreen common stock, net of tax	—	—	—	—	74	—	—	—	74
Cash dividends paid	—	—	—	—	—	(1,585)	—	—	(1,585)

Balance at December 31, 2005	18,604	1,219	$186	12	181,084	166,969	(110)	1,645	349,786
Issuance of restricted common stock	5	—	—	—	—	—	—	—	—
Reversal of unamortized stock compensation related to restricted stock upon adoption of FAS 123(R)	—	—	—	—	(110)	—	110	—	—
Share based compensation related to stock options and restricted stock	—	—	—	—	3,250	—	—	—	3,250
Net loss	—	—	—	—	—	(9,164)	—	—	(9,164)
Pro-rata share of unrealized gain recognized by Bluegreen on sale of retained interests, net of tax	—	—	—	—	—	—	—	776	776
Issuance of Bluegreen common stock, net of tax	—	—	—	—	177	—	—	—	177
Cash dividends paid	—	—	—	—	—	(1,586)	—	—	(1,586)

Balance at December 31, 2006	18,609	1,219	$186	12	184,401	156,219	—	2,421	343,239
Issuance of restricted common stock	8	—	—	—	—	—	—	—	—
Issuance from Rights Offering, net of issue costs	76,424	—	764	—	151,887	—	—	—	152,651
Share based compensation related to stock options and restricted stock	—	—	—	—	2,193	—	—	—	2,193
Net loss	—	—	—	—	—	(234,620)	—	—	(234,620)
Pro-rata share of unrealized loss recognized by Bluegreen on sale of retained interests, net of tax	—	—	—	—	—	—	—	(535)	(535)
Issuance of Bluegreen common stock, net of tax	—	—	—	—	(279)	—	—	—	(279)
Tax asset valuation allowance associated with Bluegreen capital transactions	—	—	—	—	(1,407)	—	—	—	(1,407)
Cash dividends paid	—	—	—	—	—	(396)	—	—	(396)
Cumulative impact of change in accounting for uncertainties in income taxes (FIN 48 — see Note 18)	—	—	—	—	—	260	—	—	260

Balance at December 31, 2007	95,041	1,219	$950	12	336,795	(78,537)	—	1,886	261,106

See accompanying notes to consolidated financial statements.

Levitt Corporation
Consolidated Statements of Cash Flows
For each of the years in the three year period ended December 31, 2007
(In thousands)

	2007	2006	2005
Operating activities:
Net (loss) income	$(234,620)	(9,164)	54,911
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	5,207	3,703	1,681
Change in deferred income taxes	(1,187)	(14,263)	4,202
Earnings from Bluegreen Corporation	(10,275)	(9,684)	(12,714)
Earnings from unconsolidated trusts	(220)	(178)	(95)
Loss (earnings) from real estate joint ventures	27	417	(69)
Share-based compensation expense related to stock options and restricted stock	1,962	3,250	—
Gain on sale of property and equipment	—	(1,329)	—
Write off of property and equipment	533	245	—
Impairment of inventory and long lived assets	226,879	38,083	—
Changes in operating assets and liabilities:
Restricted cash	(1,321)	421	199
Inventory of real estate	26,950	(255,968)	(199,598)
Notes receivable	2,903	(1,640)	(764)
Other assets	2,180	5,174	2,413
Customer deposits	(23,974)	(8,990)	8,664
Accounts payable, accrued expenses and other liabilities	(31,662)	9,824	8,633

Net cash used in operating activities	(36,618)	(240,099)	(132,537)

Investing activities:
Investment in real estate joint ventures	(229)	(469)	(50)
Distributions from real estate joint ventures	47	576	365
Investments in unconsolidated trusts	—	(928)	(1,624)
Distributions from unconsolidated trusts	220	178	82
Proceeds from sale of property and equipment	30	1,943	—
Deconsolidation of subsidiary cash balance	(6,387)	—	—
Capital expenditures	(38,749)	(29,476)	(12,857)

Net cash used in investing activities	(45,068)	(28,176)	(14,084)

Financing activities:
Proceeds from notes and mortgage notes payable	236,839	379,732	381,345
Proceeds from notes and mortgage notes payable to affiliates	—	—	9,767
Proceeds from junior subordinated debentures	—	30,928	54,124
Repayment of notes and mortgage notes payable	(158,923)	(202,704)	(249,327)
Repayment of notes and mortgage notes payable to affiliates	—	(223)	(56,165)
Payments for debt issuance costs	(1,695)	(3,043)	(3,498)
Payments for stock issue costs	(196)	—	—
Proceeds from issuance of common stock	152,847	—	—
Cash dividends paid	(396)	(1,586)	(1,585)

Net cash provided by financing activities	228,476	203,104	134,661

Increase (decrease) in cash and cash equivalents	$146,790	(65,171)	(11,960)
Cash and cash equivalents at the beginning of period	48,391	113,562	125,522

Cash and cash equivalents at end of period	$195,181	48,391	113,562

See accompanying notes to consolidated financial statements.

Levitt Corporation
Consolidated Statements of Cash Flows
For each of the years in the three year period ended December 31, 2007
(In thousands)

	2007	2006	2005
Supplemental cash flow information
Interest paid on borrowings, net of amounts capitalized	$5,927	963	(1,285)
Income taxes paid	4,556	17,140	19,214

Supplemental disclosure of non-cash operating, investing and financing activities:
Change in shareholders’ equity resulting from the change in other comprehensive (loss) gain, net of taxes	$(535)	776	1,487

Change in shareholders’ equity from the net effect of Bluegreen’s capital transactions, net of taxes	(279)	177	74

Decrease in inventory from reclassification to property and equipment	2,859	8,412	1,809

Increase in deferred tax liability due to cumulative impact of change in accounting for uncertainties in income taxes (FIN 48 — see Note 18)	260	—	—
At November 9, 2007 all accounts of Levitt and Sons were deconsolidated from the Company. Refer to Note 26 for an analysis of the balances at the time of deconsolidation.
See accompanying notes to consolidated financial statements.

Levitt Corporation
Notes to Consolidated Financial Statements
     1. Description of Business
Organization and Business
     Levitt Corporation, and its wholly owned subsidiaries, historically has been a real estate development company with activities in the Southeastern United States. The Company was organized in December 1982 under the laws of the State of Florida.
     In 2007, Levitt Corporation engaged in real estate activities through Core Communities, LLC (“Core Communities or Core”), and other operations, which included Levitt Commercial, LLC (“Levitt Commercial”), an investment in Bluegreen Corporation (“Bluegreen”), a development of a homebuilding community in South Carolina, Carolina Oak Homes, LLC (“Carolina Oak”), and other investments in real estate projects through subsidiaries and joint ventures. During 2007, the Company also conducted homebuilding operations through Levitt and Sons, LLC (“Levitt and Sons”).
     Core Communities was founded in May 1996 to develop a master-planned community in Port St. Lucie, Florida now known as St. Lucie West. It is currently developing master-planned communities in St. Lucie, Florida called Tradition, Florida and in a community outside of Hardeeville, South Carolina called Tradition Hilton Head (formerly known as Tradition, South Carolina). Tradition, Florida has been in active development for several years, while Tradition Hilton Head is in the early stage of development. As a master-planned community developer, Core Communities engages in four primary activities: (i) the acquisition of large tracts of raw land; (ii) planning, entitlement and infrastructure development; (iii) the sale of entitled land and/or developed lots to homebuilders and commercial, industrial and institutional end-users; and (iv) the development and leasing of commercial space to commercial, industrial and institutional end-users.
     On October 23, 2007, Levitt Corporation acquired from Levitt and Sons all of the outstanding membership interests in Carolina Oak Homes, LLC, a South Carolina limited liability company (formerly known as Levitt and Sons of Jasper County, LLC), for the following consideration: (i) assumption of the outstanding principal balance of a loan in the amount of $34.1 million which is collateralized by a 150 acre parcel of land owned by Carolina Oak Homes, LLC located in Tradition Hilton Head, (ii) execution of a promissory note in the amount of $400,000 to serve as a deposit under a purchase agreement between Carolina Oak and Core Communities of South Carolina, LLC and (iii) the assumption of specified payables in the amount of approximately $5.3 million. The principal asset of Carolina Oak is a 150 acre parcel of land currently under development and located in Tradition Hilton Head.
     Acquired in December 1999, Levitt and Sons was a developer of single family homes and townhome communities for active adults and families in Florida, Georgia, Tennessee and South Carolina. Levitt and Sons operated in two reportable segments, Primary Homebuilding and Tennessee Homebuilding. On November 9, 2007 (the “Petition Date”), Levitt and Sons and substantially all of its subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the “Chapter 11 Cases”) in the United States Bankruptcy Court for the Southern District of Florida ( the“Bankruptcy Court”). Based on the loss of control over Levitt and Sons as a result of the Chapter 11 Cases and the uncertainties surrounding the nature, timing and specifics of the bankruptcy proceedings, Levitt Corporation deconsolidated Levitt and Sons as of November 9, 2007, eliminating all future operations from its financial results. The Company is prospectively accounting for any remaining investment in Levitt and Sons, net of outstanding advances due from Levitt and Sons, as a cost method investment. Under cost method accounting, income would only be recognized to the extent of cash received in the future or when the Company is discharged from the bankruptcy, at which time, the balance of the “ loss in excess of investment in subsidiary” can be recognized into income. See Note 22 for a discussion of the Chapter 11 Cases and Note 26 for a discussion of our investment in Levitt and Sons and the related condensed consolidated financial statements of this cost investment at December 31, 2007.

     2. Summary of Significant Accounting Policies
Consolidation Policy
     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries except with respect to Levitt and Sons which is described below. All significant inter-company transactions have been eliminated in consolidation.
     Based on the loss of control over Levitt and Sons as a result of the bankruptcy filing and the uncertainties surrounding the nature, timing and specifics of the bankruptcy proceedings, Levitt Corporation deconsolidated Levitt and Sons as of November 9, 2007, effectively eliminating all future results of Levitt and Sons and substantially all of its subsidiaries from its financial results of operations, and will prospectively account for any remaining investment in Levitt and Sons, as a cost method investment, as noted above.
Use of Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates. Material estimates relate to revenue recognition on percent complete projects, reserves and accruals, impairment of assets, determination of the valuation of real estate and estimated costs to complete construction, litigation and contingencies, the current tax asset, and the amount of the deferred tax asset valuation allowance. The Company bases estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.
Loss in excess of investment in Levitt and Sons
     Under Accounting Research Bulletin No. 51 (“ARB 51”), consolidation of a majority-owned subsidiary is precluded where control does not rest with the majority owners. Under these rules, legal reorganization or bankruptcy represents conditions which can preclude consolidation or equity method accounting as control rests with the bankruptcy court, rather than the majority owner. Accordingly, Levitt Corporation deconsolidated Levitt and Sons as of November 9, 2007, eliminating all future operations from the financial results of operations. Therefore, and in accordance with ARB 51 the Company follows the cost method of accounting to record the interest in Levitt and Sons, a wholly owned subsidiary, which declared bankruptcy on November 9, 2007. Under cost method accounting, income will only be recognized to the extent of cash received in the future or when the Company is discharged from the bankruptcy, at which time, any loss in excess of the investment in subsidiary can be recognized into income, as described below.
     As a result of the deconsolidation, Levitt Corporation had a negative basis in the investment in Levitt and Sons because the subsidiary generated significant losses and intercompany liabilities in excess of its asset balances. This negative investment, “Loss in excess of investment in subsidiary”, is reflected as a single amount on the Company’s consolidated statement of financial condition as a $55.2 million liability as of December 31, 2007. This balance was comprised of a negative investment in Levitt and Sons of $123.0 million, and outstanding advances due from Levitt and Sons of $67.8 million to Levitt Corporation. Included in the negative investment was approximately $15.8 million associated with deferred revenue related to intra-segment sales between Levitt and Sons and Core Communities.

     Since Levitt and Sons’ results are no longer consolidated and Levitt Corporation believes that it is not probable that it will be obligated to fund future operating losses at Levitt and Sons, any adjustments reflected in Levitt and Sons’ financial statements subsequent to November 9, 2007 are not expected to affect the results of operations of Levitt Corporation. The reversal of the Company’s liability into income will occur when either Levitt and Sons’ bankruptcy is discharged and the amount of the Company’s remaining investment in Levitt and Sons’ is determined or Levitt Corporation reaches an agreement with the Bankruptcy Court for a final settlement amount related to any claims against Levitt Corporation. Levitt Corporation will continue to evaluate the cost method investment in Levitt and Sons quarterly to review the reasonableness of the liability balance.
Cash Equivalents
     Cash and cash equivalents consist of demand deposits at commercial banks. The Company also invests in money market funds during the year. The cash deposits are held primarily at various financial institutions and exceed federally insured amounts, however the Company has not experienced any losses on such accounts and management does not believe these concentrations to be a credit risk to the Company.
Restricted Cash
     Cash and interest bearing deposits are segregated into restricted accounts for specific uses in accordance with the terms of certain land sale contracts, home sales and other sales agreements. Restricted funds may be utilized in accordance with the terms of the applicable governing documents. The majority of restricted funds are controlled by third-party escrow fiduciaries.
Inventory of Real Estate
     As of November 9, 2007, Levitt and Sons was deconsolidated from Levitt Corporation’s results of operations and accordingly the inventory of real estate related to homebuilding is no longer included in the consolidated statement of financial condition with the exception of Carolina Oak which is a homebuilding community now owned directly by Levitt Corporation.
     As of December 31, 2007, inventory of real estate includes Carolina Oak homebuilding inventory, land, land development costs, interest and other construction costs and is stated at accumulated cost which does not exceed net realizable value. Due to the large acreage of certain land holdings and the nature of the Company’s project development life cycles, disposition of inventory in the normal course of business is expected to extend over a number of years.
     The expected future costs of development in our Land Division are analyzed at least quarterly to determine the appropriate allocation factors to charge to cost of sales when such inventory is sold. During the long term project development cycles in our Land Division, which can approximate 12-15 years, such development costs are subject to volatility. Costs in the Land Division to complete infrastructure will be influenced by changes in direct costs associated with labor and materials, as well as changes in development orders and regulatory compliance.
     The Company reviews real estate inventory for impairment on a project-by-project basis in accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). In accordance with SFAS No. 144, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in an amount by which the carrying amount of the asset exceeds the fair value of the asset.
     At December 31, 2007, the Company reviewed the Carolina Oak project using a cash flow model. The related unleveraged cash flow was calculated using projected revenues and costs-to-complete and projected sales of inventory. The present value of the projected cash flow from the project exceeded the carrying amount of the project and accordingly no impairment charge was recognized. The Company obtained market assessments and appraisals for land inventory in 2007 to assess the fair market value. The sales value exceeded the book value and accordingly no impairment charge was recognized.

     In prior periods, the real estate inventory for Levitt and Sons was reviewed for impairment in accordance with SFAS No. 144. The fair market value of the real estate inventory balance was assessed on a project-by-project basis. For projects representing land investments where homebuilding activity had not yet begun, valuation models were used as the best evidence of fair value and as the basis for the measurement. If the calculated project fair value was lower than the carrying value of the real estate inventory, an impairment charge was recognized to reduce the carrying value of the project to the fair value. For projects with homes under construction, the Company measured the recoverability of assets by comparing the carrying amount of an asset to the estimated future undiscounted net cash flows. At the time of these analyses, the unleveraged cash flow models projected future revenues and costs-to-complete and the sale of the remaining inventory based on the current status of each project and reflected current market trends, current pricing strategies and cancellation trends. If the carrying amount of a project exceeded the present value of the cash flows from the project discounted using the weighted average cost of capital, an impairment charge was recognized to reduce the carrying value of the project to fair market value. As a result of this analysis, the Company recorded impairment charges of approximately $226.9 million and $36.8 million in cost of sales for the years ended December 31, 2007 and 2006, respectively, in the Primary and Tennessee Homebuilding segments and for capitalized interest in the Other Operations segment related to the projects in the Homebuilding Division that Levitt and Sons ceased developing.
     The assumptions developed and used by management are subjective and involve significant estimates, and are subject to increased volatility due to the uncertainty of the current market environment. As a result, actual results could differ materially from management’s assumptions and estimates and may result in material inventory impairment charges to be recorded in the future.
Discontinued Operations
     As discussed in Note 3, the commercial leasing properties at Core Communities are treated as a discontinued operation due to our intention to sell these projects. Due to this decision, the projects and assets that are for sale have been accounted for as discontinued operations for all periods presented in accordance with SFAS No. 144. Accordingly, the results of operations from these projects have been reclassified to discontinued operations for all periods presented in these consolidated financial statements. In addition, the assets have been reclassified to assets held for sale and the related liabilities associated with these assets held for sale were also reclassified in the consolidated statements of financial condition for all prior periods presented to conform to the current year presentation. Additionally, pursuant to SFAS No. 144, assets held for sale are measured at the lower of its carrying amount or fair value less cost to sell. Management has reviewed the net asset value and estimated the fair market value of the assets based on the bids received related to these assets and determined that these assets were appropriately recorded at the lower of cost or fair value less the costs to sell at December 31, 2007.
Investments in Unconsolidated Subsidiaries — Equity Method
     In December 2003, FASB Interpretation No. 46(R) “Consolidation of Variable Interest Entities”, (“FIN No. 46(R)”) was issued by the FASB to clarify the application of ARB 51 to certain Variable Interest Entities (“VIEs”), in which equity investors do not have the characteristics of a controlling interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Pursuant to FIN No. 46(R), an enterprise that absorbs a majority of the VIE’s expected losses, receives a majority of the VIE’s expected residual returns, or both, is determined to be the primary beneficiary of the VIE and must consolidate the entity. For entities in which the company has less than a controlling financial interest or entities where it is not deemed to be the primary beneficiary under FIN No. 46R, the entities are accounted for using the equity method of accounting.

     The Company follows the equity method of accounting to record its interests in subsidiaries in which it does not own the majority of the voting stock and to record its investment in variable interest entities in which it is not the primary beneficiary. These entities consist of Bluegreen Corporation, joint ventures and statutory business trusts. The statutory business trusts are variable interest entities in which the Company is not the primary beneficiary. Under the equity method, the initial investment in a joint venture is recorded at cost and is subsequently adjusted to recognize the Company’s share of the joint venture’s earnings or losses. Distributions received reduce the carrying amount of the investment. The Company evaluates its investments in unconsolidated entities for impairment during each reporting period in accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”. (“APB No. 18”). These investments are evaluated annually or as events or circumstances warrant for other than temporary declines in value. The Company evaluated the investment in Bluegreen at December 31, 2007 and noted that the $116.0 million book value of the investment was greater than the market value of $68.4 million (based upon a December 31, 2007 closing price of $7.19). The Company performed an impairment review in accordance with Emerging Issues Task Force 03-1 (“EITF 03-1”), APB No. 18, and Securities and Exchange Commission Staff Accounting Bulletin 59 (“SAB 59”) to analyze various quantitative and qualitative factors to determine if an impairment adjustment was needed. Based on the evaluation and the review of various qualitative and quantitative factors relating to the performance of Bluegreen, the current value of the stock price, and management’s intention with regard to this investment, the Company determined that the impairment associated with the investment in Bluegreen was not an other than temporary decline and accordingly, no adjustment to the carrying value was recorded at December 31, 2007.
Homesite Contracts and Consolidation of Variable Interest Entities
     In the ordinary course of business, the Company enters into contracts to purchase land held for development, including option contracts. Option contracts allow the Company to control significant positions with minimal capital investment and substantially reduce the risks associated with land ownership and development. The liability for nonperformance under such contracts is typically only the required non-refundable deposits. The Company does not have legal title to these assets. However, if certain conditions are met, under the requirements of FIN No. 46(R), the Company’s non-refundable deposits in these land contracts may create a variable interest, with the Company being identified as the primary beneficiary. If these conditions are met, FIN No. 46(R) requires the Company to consolidate the variable interest entity holding the asset to be acquired at their fair value. At December 31, 2007, there were no non-refundable deposits under these contracts, and the Company had no contracts in place to acquire land.
Capitalized Interest
     Interest incurred relating to land under development and construction is capitalized to real estate inventory or property and equipment during the active development period. For inventory, interest is capitalized at the effective rates paid on borrowings during the pre-construction and planning stages and the periods that projects are under development. Capitalization of interest is discontinued if development ceases at a project. Capitalized interest is expensed as a component of cost of sales as related homes, land and units are sold. For property and equipment under construction, interest associated with these assets is capitalized as incurred to property and equipment and is expensed through depreciation once the asset is put into use. The following table is a summary of interest incurred, capitalized and expensed relating to inventory under development and construction exclusive of impairment adjustments (in thousands):

	For the year ended December 31,
	2007	2006	2005
Interest incurred to non-affiliates	$46,719	40,473	17,977
Interest incurred to affiliates	—	—	892
Interest capitalized	(42,912)	(40,473)	(18,869)

Interest expense, net	$3,807	—	—

Interest included in cost of sales	$17,949	15,358	8,959

     In addition to the above interest expensed in cost of sales, the capitalized interest balance of inventory of real estate as of December 31, 2007 has been reduced by $24.8 million of impairment reserves allocated to the capitalized interest component of inventory of real estate. Approximately $9.3 million of these impairments related to Levitt Corporation’s impairment of capitalized interest recorded in Other Operations associated with projects at Levitt and Sons, and the remaining $15.5 million relates to our Homebuilding segments.

     Additionally, as indicated in Note 3, certain amounts of interest for the year ended December 31, 2007 associated with two of Core’s commercial leasing projects have been reclassified to income (loss) from discontinued operations. Prior periods have been reclassified to conform to the current presentation.
Property and Equipment
     Property and equipment is stated at cost and consists primarily of office buildings and land, furniture and fixtures, equipment and water treatment and irrigation facilities. Repair and maintenance costs are expensed as incurred. Depreciation is primarily computed on the straight-line method over the estimated useful lives of the assets which generally range up to 40 years for buildings and 10 years for equipment. Leasehold improvements are amortized using the straight-line method over the shorter of the terms of the related leases or the useful lives of the assets. In cases where the Company determines that land and the related development costs are to be used as fixed assets, these costs are transferred from inventory of real estate to property and equipment. For fixed assets that are under construction, interest associated with these assets is capitalized as incurred and will be relieved to expense through depreciation once the asset is put into use.
Revenue Recognition
     Revenue and all related costs and expenses from house and land sales are recognized at the time that closing has occurred, when title and possession of the property and the risks and rewards of ownership transfer to the buyer, and if the Company does not have a substantial continuing involvement in accordance with SFAS No. 66, “Accounting for Sales of Real Estate” (“SFAS 66”). In order to properly match revenues with expenses, the Company estimates construction and land development costs incurred and to be incurred, but not paid at the time of closing. Estimated costs to complete are determined for each closed home and land sale based upon historical data with respect to similar product types and geographical areas and allocated to closings along with actual costs incurred based on a relative sales value approach. The Company monitors the accuracy of estimates by comparing actual costs incurred subsequent to closing to the estimate made at the time of closing and make modifications to the estimates based on these comparisons.
     Revenue is recognized for certain land sales on the percentage-of-completion method when the land sale takes place prior to all contracted work being completed. Pursuant to the requirements of SFAS 66, if the seller has some continuing involvement with the property and does not transfer substantially all of the risks and rewards of ownership, profit shall be recognized by a method determined by the nature and extent of the seller’s continuing involvement. In the case of land sales, this involvement typically consists of final development activities. The Company recognizes revenue and related costs as work progresses using the percentage of completion method, which relies on estimates of total expected costs to complete required work. Revenue is recognized in proportion to the percentage of total costs incurred in relation to estimated total costs at the time of sale. Actual revenues and costs to complete construction in the future could differ from current estimates. If the estimates of development costs remaining to be completed and relative sales values are significantly different from actual amounts, then the revenues, related cumulative profits and costs of sales may be revised in the period that estimates change.
     Other revenues consist primarily of rental property income, marketing revenues, irrigation service fees, and title and mortgage revenue. Irrigation service connection fees are deferred and recognized systematically over the life of the irrigation plant. Irrigation usage fees are recognized when billed as the service is performed. Title and mortgage operations include agency and other fees received for processing of title insurance policies and mortgage loans. Revenues from title and mortgage operations are recognized when the transfer of the corresponding property or mortgages to third parties has been consummated.

     Effective January 1, 2006, Bluegreen adopted AICPA Statement of Position 04-02, “Accounting for Real Estate Time-Sharing Transactions” (“SOP 04-02”). This Statement amends FASB Statement No. 67 “Accounting for Costs and Initial Rental Operations of Real Estate Projects” (“FAS No. 67”) to state that the guidance for incidental operations and costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-02. The adoption of SOP 04-02 resulted in a one-time, non-cash, cumulative effect of change in accounting principle charge of $4.5 million to Bluegreen for the year ended December 31, 2006, and accordingly reduced the earnings in Bluegreen recorded by us by approximately $1.4 million for the same period.
Goodwill
     Goodwill acquired in a purchase business combination and determined to have an indefinite useful life is not amortized, but instead tested for impairment at least annually in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The Company conducts on at least an annual basis, a review of the goodwill to determine whether the carrying value of goodwill exceeds the fair market value using a discounted cash flow methodology. Should this be the case, the value of goodwill may be impaired and written down. In the year ended December 31, 2006, the Company conducted an impairment review of the goodwill related to the Tennessee Homebuilding segment in the Homebuilding Division acquired in connection with our acquisition of Bowden Building Corporation in 2004. The profitability and estimated cash flows of this reporting entity were determined in the second quarter of 2006 to have declined to a point where the carrying value of the assets exceeded their market value. The Company used a discounted cash flow methodology to determine the amount of impairment resulting in completely writing off goodwill of approximately $1.3 million in the year ended December 31, 2006. The write-off is included in other expenses in the consolidated statements of operations.
Stock-based Compensation
     The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment” (“SFAS 123R”) as of January 1, 2006 and elected the modified-prospective method, under which prior periods are not restated. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period for all awards granted after January 1, 2006, and for the unvested portion of stock options that were outstanding at January 1, 2006.
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
Income Taxes
     The Company records income taxes using the liability method of accounting for deferred income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequence of temporary differences between the financial statement and income tax bases of our assets and liabilities. The Company estimates income taxes in each of the jurisdictions in which it operates. This process involves estimating tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated statements of financial condition. The recording of a net deferred tax asset assumes the realization of such asset in the future. Otherwise, a valuation allowance must be recorded to reduce this asset to its net realizable value. The Company considers future pretax income and ongoing prudent and feasible tax strategies in assessing the need for such a valuation allowance. In the event that the Company determines that it may not be able to realize all or part of the net deferred tax asset in the future, a valuation allowance for the deferred tax asset is charged against income in the period such determination is made.

     The Company and its subsidiaries file a consolidated Federal and Florida income tax return. Separate state returns are filed by subsidiaries that operate outside the state of Florida. Even though Levitt and Sons and its subsidiaries have been deconsolidated from Levitt Corporation for financial statement purposes, they will continue to be included in the Company’s Federal and Florida consolidated tax returns until Levitt and Sons is discharged from bankruptcy. As a result of the deconsolidation of Levitt and Sons, all of Levitt and Sons’ net deferred tax assets are no longer presented in the accompanying consolidated statement of financial condition at December 31, 2007 but remain a part of Levitt and Sons’ condensed consolidated financial statements at December 31, 2007 and accordingly will be part of the tax return.
     The Company adopted the provisions of FASB Interpretation No. 48 — “Accounting for Uncertainty in Income Taxes — an interpretation of FASB No. 109” (“FIN 48”) on January 1, 2007. FIN 48 provides guidance on recognition, measurement, presentation and disclosure in financial statements of uncertain tax positions that a company has taken or expects to take on a tax return. FIN 48 substantially changes the accounting policy for uncertain tax positions. As a result of the implementation of FIN 48, the Company recognized a decrease of $260,000 in the liability for unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007 balance of retained earnings. At year-end, there were gross tax affected unrecognized tax benefits of $2.4 million of which $0.2 million, if recognized, would affect the effective tax rate.
(Loss) Earnings per Share
     The Company has two classes of common stock. Class A common stock is listed on the New York Stock Exchange, and 95,040,731 shares and 18,609,024 at December 31, 2007 and 2006, respectively, are issued and outstanding. The Company also has Class B common stock which is held exclusively by BFC Financial Corporation (“BFC”), the Company’s controlling shareholder.
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
New Accounting Pronouncements
     In November 2006, the FASB issued Emerging Issues Task Force Issue No. 06-8, “Applicability of the Assessment of a Buyers Continuing Investment under FASB Statement No. 66, Accounting for Sales of Real Estate”, (“EITF 06-8”). EITF 06-8 establishes that a company should evaluate the adequacy of the buyer’s continuing investment in determining whether to recognize profit under the percentage-of-completion method. EITF 06-8 is effective for the first annual reporting period beginning after March 15, 2007 (the Company’s fiscal year beginning January 1, 2008). The effect of EITF 06-8 is not expected to be material to the Company’s consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The impact of SFAS No. 159 is not expected to have a material impact on the Company’s financial position or results of operations.

     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurement. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. During February 2008, the FASB issued a Staff Position that will (i) partially defer the effective date of SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities and (ii) remove certain leasing transactions from the scope of SFAS No. 157. The impact of adopting SFAS No. 157 is not expected to have a material impact on the Company’s financial position or results of operations.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires that a noncontrolling interest in a subsidiary be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements. It also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. SFAS 160 is effective for the Company’s fiscal year beginning January 1, 2009. The Company has not yet evaluated the impact the adoption of SFAS 160 will have on its consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R broadens the guidance of SFAS 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. SFAS 141R expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations. SFAS 141R is effective for the Company’s fiscal year beginning January 1, 2009. The adoption of SFAS 141R could have a material effect on its consolidated financial statements if the Company decides to pursue business combinations due to the requirement to write-off transaction costs to the consolidated statements of operations.
     3. Sale of Two Core Communities Commercial Leasing Projects — Discontinued Operations
     In June 2007, Core Communities began soliciting bids from several potential buyers to purchase assets associated with two of Core’s commercial leasing projects. Management determined it is probable that Core will sell these projects and, while Core may retain an equity interest in the properties and provide ongoing management services to a potential buyer, the anticipated level of continuing involvement is not expected to be significant. It is management’s intention to complete the sale of these assets in the first half of 2008. The assets are available for immediate sale in their present condition. There is no assurance that these sales will be completed in the timeframe expected by management or at all. Due to this decision, the projects and assets that are for sale have been accounted for as discontinued operations for all periods presented in accordance with SFAS No. 144, including the reclassification of results of operations from these projects to discontinued operations for the years ended December 31, 2006 and 2005.
     The assets have been reclassified to assets held for sale and the related liabilities associated with these assets were also reclassified to liabilities related to assets held for sale in the consolidated statements of financial condition. Prior period amounts have been reclassified to conform to the current year presentation. Depreciation related to these assets held for sale ceased in June 2007. The Company has elected not to separate these assets in the consolidated statements of cash flows for all periods presented. While the commercial real estate market has generally been stronger than the residential real estate market, interest in commercial property is weakening and financing is not as readily available in the current market, which may adversely impact the profitability of the Company’s commercial property. Management has reviewed the net asset value and estimated the fair market value of the assets based on the bids received related to these assets and determined that these assets were appropriately recorded at the lower of cost or fair value less the costs to sell at December 31, 2007.

     The following table summarizes the assets held for sale and liabilities related to the assets held for sale for the two commercial leasing projects as of December 31, 2007 and December 31, 2006:

	December 31,	December 31,
	2007	2006
Property and equipment, net	$84,677	45,560
Other assets	11,537	1,724

Assets held for sale	$96,214	47,284

Accounts payable, accrued liabilities and other	$1,123	925
Notes and mortgage payable	78,970	27,338

Liabilities related to assets held for sale	$80,093	28,263

     The following table summarizes the results of operations for the two commercial leasing projects for the years ended December 31, 2007, 2006 and 2005 (in thousands):

	2007	2006	2005
Revenue	$4,692	1,753	187
Costs and expenses	1,837	1,814	477

	2,855	(61)	(290)
Other Income	18	28	36

Income (loss) before income taxes	2,873	(33)	(254)
(Provision) benefit for income taxes	(1,108)	12	96

Net income (loss)	$1,765	(21)	(158)

     4. (Loss) Earnings per Share
     Basic (loss) earnings per common share is computed by dividing (loss) earnings attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted (loss) earnings per common share is computed in the same manner as basic (loss) earnings per share taking into consideration (a) the dilutive effect of the Company’s stock options and restricted stock using the treasury stock method and (b) the pro rata impact of Bluegreen’s dilutive securities (stock options and convertible securities) on the amount of Bluegreen’s earnings recognized by the Company. For the years ended December 31, 2007 and 2006, common stock equivalents related to the Company’s outstanding stock options and unvested restricted stock amounted to 11,528 shares and 6,095 shares, respectively, and were not considered because their effect would have been antidilutive. In the year ended December 31, 2005, 112,187 shares of outstanding stock options were considered for common stock equivalents. In addition, there were additional options to purchase shares of common stock at various prices which were not included in common stock equivalents because the exercise prices were greater than the average market price of the common shares and therefore, their effect would be antidilutive. For the years ended December 31, 2007, 2006 and 2005, there were additional options to purchase 1,870,361, 1,897,944 and 1,311,951 shares of common stock equivalents, respectively which were not included.
     The weighted average number of common shares outstanding in basic and diluted (loss) earnings per share for the year ended December 31, 2006 and 2005 have been retroactively adjusted by the bonus element subsequently created on October 1, 2007 as a result of the rights offering in which stock was issued on October 1, 2007 at a purchase price below the market price on October 1, 2007. Sale of the Company’s Class A common stock priced at $2.00 per share pursuant to the terms of this offering was completed on October 1, 2007; the closing price of the Company’s Class A common stock on the October 1, 2007 closing date was $2.05 per share creating a bonus element adjustment of 1.97% for all shareholders of record on August 29, 2007. Thus, the weighted average shares of Class A common stock outstanding for basic and diluted (loss) earnings per share is retroactively increased by 1.97% for the years ended December 31, 2006 and 2005.

     The following table presents the computation of basic and diluted (loss) earnings per common share (in thousands, except for per share data):

	For the Year Ended December 31,
	2007	2006	2005
Numerator:
Basic (loss) earnings per common share:
(Loss) earnings from continuing operations	$(236,385)	(9,143)	55,069
Income (loss) from discontinued operations	1,765	(21)	(158)

Net (loss) income — basic	$(234,620)	(9,164)	54,911

Diluted (loss) earnings per common share:
Net (loss) income from continuing operations — basic	$(236,385)	(9,143)	55,069
Pro rata share of the net effect of Bluegreen dilutive securities	(42)	(100)	(251)

(Loss) income from continuing operations	(236,427)	(9,243)	54,818
Income (loss) from discontinued operations	1,765	(21)	(158)

Net (loss) income — diluted	$(234,662)	(9,264)	54,660

Denominator:
Basic average shares outstanding	39,092	19,823	19,817
Bonus adjustment factor from registration rights offering	—	1.0197	1.0197

Basic average shares outstanding	39,092	20,214	20,208
Net effect of stock options assumed to be exercised	—	—	112

Diluted average shares outstanding	39,092	20,214	20,320

Basic (loss) earnings per common share:
Continuing operations	$(6.05)	(0.45)	2.73
Discontinued operations	$0.05	—	(0.01)

Total basic (loss) earnings per share	$(6.00)	(0.45)	2.72

Diluted (loss) earnings per common share:
Continuing operations	$(6.05)	(0.46)	2.70
Discontinued operations	$0.05	—	(0.01)

Total diluted (loss) earnings per share	$(6.00)	(0.46)	2.69

     5. Equity transactions
Cash dividends
     Cash dividends declared by the Company’s Board of Directors for the three year period ended December 31, 2007 are summarized as follows:

		Classes of	Dividend
Declaration Date	Record Date	Common Stock	per share	Payment Date
January 24, 2005	February 8, 2005	Class A, Class B	$0.02	February 15, 2005
April 25, 2005	May 9, 2005	Class A, Class B	$0.02	May 16, 2005
July 25, 2005	August 11, 2005	Class A, Class B	$0.02	August 18, 2005
November 7, 2005	November 17, 2005	Class A, Class B	$0.02	November 23, 2005
January 24, 2006	February 8, 2006	Class A, Class B	$0.02	February 15, 2006
April 26, 2006	May 8, 2006	Class A, Class B	$0.02	May 15, 2006
August 1, 2006	August 11, 2006	Class A, Class B	$0.02	August 18, 2006
October 23, 2006	November 10, 2006	Class A, Class B	$0.02	November 17, 2006
January 22, 2007	February 9, 2007	Class A, Class B	$0.02	February 16, 2007
     The Company has not adopted a policy of regular dividend payments. The payment of dividends in the future is subject to approval by the Board of Directors and will depend upon, among other factors, the Company’s results of operations and financial condition.
Rights Offering
     On August 29, 2007, Levitt Corporation distributed to each holder of record of its Class A common stock and Class B common stock as of August 27, 2007 5.0414 subscription rights for each share of such stock owned on that date (the “Rights Offering”), or an aggregate of rights to purchase 100 million shares of Class A common stock. The Rights Offering was priced at $2.00 per share, commenced on August 29, 2007 and was completed on October 1, 2007. Levitt Corporation received $152.8 million of proceeds in connection with the exercise of rights by its shareholders. In connection with the offering, Levitt Corporation issued an aggregate of 76,424,066 shares of Class A common stock on October 1, 2007. The stock price on the October 1, 2007 closing date was $2.05 per share. As a result, there is a bonus element adjustment of 1.97% for all shareholders of record on August 29, 2007 and accordingly the number of weighted average shares of Class A common stock outstanding for basic and diluted (loss) earnings per share was retroactively increased by 1.97% for all periods presented in these consolidated financial statements. See Note 4 for (loss) earnings per share calculation.
     6. Stock Based Compensation
     On May 11, 2004, the Company’s shareholders approved the 2003 Levitt Corporation Stock Incentive Plan. In March 2006, subject to shareholder approval, the Board of Directors of the Company approved the amendment and restatement of the Company’s 2003 Stock Incentive Plan to increase the maximum number of shares of the Company’s Class A common stock, $0.01 par value, that may be issued for restricted stock awards and upon the exercise of options under the plan from 1,500,000 to 3,000,000 shares. The Company’s shareholders approved the Amended and Restated 2003 Stock Incentive Plan (“Incentive Plan”) on May 16, 2006.
     The maximum term of options granted under the Incentive Plan is 10 years. The vesting period for each grant is established by the Compensation Committee of the Board of Directors and for employees is generally five years utilizing cliff vesting and for directors the option awards are immediately vested. Option awards issued to date become exercisable based solely on fulfilling a service condition. Since the inception of the Incentive Plan there have been no expired stock options.

     In January 2006, the Company adopted FAS 123R using the modified prospective method which requires the Company to record compensation expense over the vesting period for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remained outstanding at the date of adoption. This Statement requires companies to expense the estimated fair value of stock options and similar equity instruments issued to employees over the vesting period in their statements of operations. FAS 123R eliminated the alternative to use the intrinsic method of accounting provided for in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), which generally resulted in no compensation expense recorded in the financial statements related to the granting of stock options to employees if certain conditions were met.
     Amounts for periods prior to January 1, 2006 presented herein have not been restated to reflect the adoption of FAS 123R. The proforma effect for the year ended December 31, 2005 is as follows and has been disclosed to be consistent with prior accounting rules (in thousands, except per share data):

Year Ended
December 31,
2005
Pro forma net income:
Net income, as reported	$54,911
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related income tax effect	(1,416)

Pro forma net income	$53,495

Basic earnings per share:
As reported	$2.72
Pro forma	$2.65

Diluted earnings per share:
As reported	$2.69
Pro forma	$2.63
     The basic and diluted earnings per share for the year ended December 31, 2005 was adjusted to reflect the bonus element subsequently created on October 1, 2007 as a result of the rights offering. See discussion in Note 4.
     The fair values of options granted are estimated on the date of their grant using the Black-Scholes option pricing model based on certain assumptions. The fair value of the Company’s stock option awards, which are primarily subject to five year cliff vesting, is expensed over the vesting life of the stock options under the straight-line method.
     The fair value of each option granted was estimated using the following assumptions:

	Year ended	Year ended	Year ended
	December 31, 2007	December 31, 2006	December 31, 2005
Expected volatility	40.05%-52.59%	37.37%-39.80%	37.99%-50.35%
Expected dividend yield	0.00%-.83%	0.39%-0.61%	0.00%-0.33%
Risk-free interest rate	4.58%-5.14%	4.57%-5.06%	4.02%-4.40%
Expected life	5-7.5 years	5-7.5 years	7.5 years
Forfeiture rate — executives	5%	5%	—
Forfeiture rate — non-executives	10%	10%	—

     Expected volatility is based on the historical volatility of the Company’s stock. Due to the short period of time the Company has been publicly traded, the historical volatilities of similar publicly traded entities are reviewed to validate the Company’s expected volatility assumption. Expected volatility increased in the year ended December 31, 2007 compared to 2006 and 2005 due to increased volatility of homebuilding stocks in general and the declining share price of the Company’s stock. The expected dividend yield is based on an expected quarterly dividend. In April 2007, the Company determined that it does not expect to pay dividends to shareholders in the foreseeable future. The most recent dividend was paid in first quarter of 2007 at $.02 per share. In years ended December 31, 2006 and 2005, the quarterly dividend was $.02 per share. The risk-free interest rate for periods within the contractual life of the stock option award is based on the yield of US Treasury bonds on the date the stock option award is granted with a maturity equal to the expected term of the stock option award granted. The expected life of stock option awards granted is based upon the “simplified” method for “plain vanilla” options contained in SEC Staff Accounting Bulletin (“SAB”) No. 107 (“SAB 107”). SAB 107 stated that it would not expect a company to use the simplified method for share option grants after December 31, 2007. Such detailed information about employee exercise behavior is not widely available by December 31, 2007. Accordingly, SAB 110 was issued stating that the simplified method is accepted beyond December 31, 2007. Historically, forfeiture rates were estimated based on historical employee turnover rates. In 2007, there were substantial forfeitures as a result of the reductions in force. See Note 12 for explanation. As a result, the Company adjusted their stock compensation to reflect actual forfeitures.
     Non-cash stock compensation expense for the years ended December 31, 2007 and 2006 related to unvested stock options amounted to $1.9 million and $3.1 million, with an expected or estimated income tax benefit of $578,000 and $849,000 respectively. Stock compensation expense for the year ended December 31, 2007 includes $3.5 million of amortization of stock option compensation offset by $1.6 million of a reversal of stock compensation previously expensed related to forfeited options. In addition to stock compensation, the Company recorded $231,000 of tax benefit related to employees exercising stock options to acquire BankAtlantic Bancorp Inc (“Bancorp”) shares of common stock which was granted to the Company’s employees before the Company was spun off from Bancorp.
     At December 31, 2007, the Company had approximately $8.1 million of unrecognized stock compensation expense related to outstanding stock option awards which is expected to be recognized over a weighted-average period of 3.2 years.
     Stock option activity under the Incentive Plan for the years ended December 31, 2006 and 2007 was as follows:

		Weighted	Weighted Average	Aggregate
		Average	Remaining	Intrinsic
	Number	Exercise	Contractual	Value
	of Options	Price	Term	(thousands)
Options outstanding at December 31, 2005	1,305,176	$25.59		$—
Granted	759,655	13.53		—
Exercised	—	—		—
Forfeited	172,650	25.79		—

Options outstanding at December 31, 2006	1,892,181	$20.73	8.33 years	—
Granted	752,409	9.18		—
Exercised	—	—		—
Forfeited	782,200	17.71		—

Options outstanding at December 31, 2007	1,862,390	$17.33	8.00 years	$—

Options exercisable at December 31, 2007	99,281	$19.56	7.27 years	$—

Stock options available for equity compensation grants at December 31, 2007	1,137,610
A summary of the Company’s non-vested stock options activity for the years ended December 31, 2006 and 2007 was as follows:

		Weighted	Weighted Average	Aggregate
		Average	Remaining	Intrinsic
	Number	Exercise	Contractual	Value
	of Options	Price	Term	(thousands)
Non-vested at December 31, 2005	1,250,000	$13.44		$—
Grants	759,655	6.44		—
Vested	44,105	6.33		—
Forfeited	172,650	12,98		—

Non-vested at December 31, 2006	1,792,900	$10.70	8.28 years	—
Grants	752,409	4.95		—
Vested	—	—		—
Forfeited	782,200	9.11		—

Non-vested at December 31, 2007	1,763,109	$8.95	8.04 years	$—

     The following table summarizes information about stock options outstanding as of December 31, 2007:

	Options Outstanding		Options Exercisable
		Remaining
Range of Exercise	Number of	Contractual
Price	Stock Options	Life	Options	Exercise Price
$0.00 — $3.21	12,000	9.66	—	—
$6.43 — $9.64	522,909	9.47	—	—
$9.64 — $12.85	7,500	9.24	—	—
$12.85 — $16.07	439,950	8.57	—	—
$16.07 — $19.28	51,605	8.48	44,105	$16.09
$19.28 — $22.49	451,800	6.09	45,000	$20.15
$22.49 — $25.70	48,250	6.61	—	—
$28.92 — $32.13	328,376	7.56	10,176	$31.95

	1,862,390	8.00	99,281	$19.56

     The Company also grants restricted stock, which is valued based on the market price of the common stock on the date of grant. Compensation expense arising from restricted stock grants is recognized using the straight-line method over the vesting period. Unearned compensation for restricted stock is a reduction of shareholders’ equity in the consolidated statements of financial condition. During the year ended December 31, 2005, the Company granted 6,887 restricted shares of Class A common stock to non-employee directors under the Incentive Plan, having a market price on the date of grant of $31.95 per share. During the year ended December 31, 2006, the Company granted 4,971 restricted shares of Class A common stock to non-employee directors under the Incentive Plan, having a market price on the date of grant of $16.09 per share. During the year ended December 31, 2007, the Company granted 7,641 restricted shares of Class A common stock to non-employee directors under the Incentive Plan, having a market price on the date of grant of $9.16 per share. The restricted stock vests monthly over a 12 month period. Non-cash stock compensation expense for the years ended December 31, 2007, 2006 and 2005 related to restricted stock awards amounted to $81,000, $150,000 and $110,000, respectively.
     7. Notes Receivable
     Notes receivable, which is included in other assets, amounted to $4.0 million and $6.9 million as of December 31, 2007 and 2006, respectively, and represents purchase money notes due from third parties resulting from various land sales at Core Communities. The weighted average interest rate of the notes outstanding was 7.25% and 6.74% as of December 31, 2007 and 2006, respectively. There was one outstanding note at December 31, 2007, and its interest is payable quarterly at the Prime Rate and payment of principal is due in full in December 2009.
     8. Impairment of Goodwill
     SFAS No. 142 requires that goodwill be reviewed for impairment at least annually. In 2005, no impairment charges were required as a result of this review. During 2006, the Company performed its annual review of goodwill for impairment. Under SFAS No. 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value as determined using a discounted cash flow methodology. As a result of the 2006 review, the Company completely wrote off the $1.3 million of goodwill in the Tennessee Homebuilding segment that was recorded in connection with the Bowden Building Corporation acquisition and that was recorded in other assets. The profitability and estimated cash flows of the reporting entity declined to a point where the carrying value of the assets exceeded their market value resulting in a write-off of goodwill. This write-off is included in other expenses in the audited consolidated statements of operations for the year ended December 31, 2006.
     9. Inventory of Real Estate
     At December 31, 2007 and 2006, inventory of real estate is summarized as follows (in thousands):

	December 31,
	2007	2006
Land and land development costs	$196,577	566,459
Construction cost	1,062	172,682
Capitalized interest	29,012	47,752
Other costs	639	35,147

	$227,290	822,040

     The Company reviews long-lived assets, consisting primarily of inventory of real estate, for impairment whenever events or changes in circumstances indicate that the carrying value may not be realizable as noted above. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the assets carrying amount to determine if an impairment of such asset is necessary. The effect of any impairment would be to expense the difference between the fair value of such asset and its carrying value.
     In 2005, fair market value was based on the sales prices of similar real estate inventory and the reviews resulted in no impairment. As a result of the various impairment analysis conducted throughout 2007 and 2006, the Company recorded impairment charges of approximately $226.9 million and $36.8 million, respectively, in cost of sales of real estate in the years ended December 31, 2007 and 2006 in the Homebuilding Division and for capitalized interest in the Other Operations segment related to the projects in the Homebuilding Division that Levitt and Sons ceased developing.

     10. Property and Equipment
     Property and equipment at December 31, 2007 and 2006 is summarized as follows (in thousands):

		December 31,
	Depreciable Life	2007	2006
Land, buildings	30 years	$16,677	16,516
Water and irrigation facilities	30 years	6,594	6,588
Furniture and fixtures and equipment	3-10 years	15,165	15,102

		38,436	38,206
Accumulated depreciation		(4,870)	(5,091)

Property and equipment, net		$33,566	33,115

     Depreciation expense was $2.9 million, $1.7 million and $1.4 million for the years ended December 31, 2007, 2006 and 2005, respectively, and is included in selling, general and administrative expenses in the accompanying consolidated statements of operations. Depreciation expense related to assets held for sale was $755,000, $925,000 and $214,000 for the years ended December 31, 2007, 2006 and 2005, respectively, and is included in income (loss) from discontinued operations.
     Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value amount may not be realizable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the assets carrying value to determine if an impairment of such asset is necessary. The effect of any impairment would be to expense the difference between the fair value of such asset and its carrying value. In 2005 and 2006, fair market value was based on disposals of similar assets and the review resulted in no impairment. In 2007, the Company performed a review of its fixed assets and determined that certain leasehold improvements were no longer appropriately valued as we vacated the leased space associated with those improvements. The leasehold improvements in the amount of $564,000 related to this vacated space will not be recovered and were written off in the year ended December 31, 2007.
     11. Investment in Bluegreen Corporation
     The Company owns approximately 9.5 million shares of the common stock of Bluegreen Corporation representing approximately 31% of Bluegreen’s outstanding common stock. The Company accounts for its investment in Bluegreen under the equity method of accounting. The cost of the Bluegreen investment is adjusted to recognize the Company’s interest in Bluegreen’s earnings or losses. The difference between a) the Company’s ownership percentage in Bluegreen multiplied by its earnings and b) the amount of the Company’s equity in earnings of Bluegreen as reflected in the financial statements relates to the amortization or accretion of purchase accounting adjustments made at the time of the acquisition of Bluegreen’s stock, adjustments made to the Company’s investment balance related to equity transactions recorded by Bluegreen that effect the Company’s ownership and to the cumulative adjustment discussed below.
     In connection with the securitization of certain of its receivables in December 2005, Bluegreen undertook a review of the prior accounting treatment and determined that it would restate its consolidated financial statements for the first three quarters of fiscal 2005 and the fiscal years ended December 31, 2003 and 2004 due to certain misapplications of GAAP in the accounting for sales of Bluegreen’s vacation ownership notes receivable and other related matters. The Company recorded the cumulative effect of the restatement in the year ended December 31, 2005. This cumulative adjustment was recorded as a $2.4 million reduction of the Company’s earnings from Bluegreen and a $1.1 million increase in the Company’s pro-rata share of unrealized gains recognized by Bluegreen. These adjustments resulted in a $1.3 million reduction in the investment in Bluegreen.

     Effective January 1, 2006, Bluegreen adopted SOP 04-02. This Statement amends FAS No. 67 to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-02. The adoption of SOP 04-02 resulted in a one-time, non-cash, cumulative effect of change in accounting principle charge of $4.5 million to Bluegreen for the year ended December 31, 2006, and accordingly reduced the earnings in Bluegreen recorded by the Company by approximately $1.4 million for the same period.
     The Company evaluated the investment in Bluegreen at December 31, 2007 and noted that the current $116.0 million book value of the investment was greater than the market value of $68.4 million (based upon a December 31, 2007 closing price of $7.19). The Company performed an impairment review in accordance with EITF 03-1, APB No. 18 and SAB 59 to analyze various quantitative and qualitative factors and determine if an impairment adjustment was needed. Based on the evaluation and the review of various qualitative and quantitative factors relating to the performance of Bluegreen, the current value of the stock price, and management’s intention with regards to this investment, the Company determined that the impairment associated with the investment in Bluegreen was not an other than temporary decline and accordingly, no adjustment to the carrying value was recorded at December 31, 2007.
     Bluegreen’s condensed consolidated financial statements are presented below (in thousands):
Condensed Consolidated Balance Sheet
(In thousands)

	December 31,
	2007	2006
Total assets	$1,039,578	854,212

Total liabilities	632,047	486,487
Minority interest	22,423	14,702
Total shareholders’ equity	385,108	353,023

Total liabilities and shareholders’ equity	$1,039,578	854,212

Condensed Consolidated Statements of Income
(In thousands)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2007	2006	2005
Revenues and other income	$691,494	673,373	684,156
Cost and other expenses	632,279	610,882	603,624

Income before minority interest and provision for income taxes	59,215	62,491	80,532
Minority interest	7,721	7,319	4,839

Income before provision for income taxes	51,494	55,172	75,693
Provision for income taxes	(19,568)	(20,861)	(29,142)

Income before cumulative effect of change in accounting principle	31,926	34,311	46,551
Cumulative effect of change in accounting principle, net of tax	—	(5,678)	—
Minority interest in cumulative effect of change in accounting principle	—	1,184	—

Net income	$31,926	29,817	46,551

     Bluegreen issued a press release on February 14, 2008 announcing its intention to pursue a rights offering to its shareholders of up to $100 million of its common stock. The Company owns approximately 31% of Bluegreen’s outstanding common stock and it currently intends to participate in this rights offering.

     12. Accounts Payable, Accrued Liabilities and Other
     Accounts payable, accrued liabilities and other at December 31, 2007 and 2006 are summarized as follows (in thousands):

	December 31,
	2007	2006
Trade and retention payables	$3,015	34,758
Accrued compensation	2,017	7,399
Accrued construction obligations	8,354	21,299
Deferred revenue	16,799	12,255
Accrued litigation reserve	—	320
Restructuring related accruals	6,211	—
Other liabilities	4,681	8,292

	$41,077	84,323

     The following table summarizes the restructuring related accruals activity recorded for the year ended December 31, 2007 (in thousands):

	Severance		Independent	Surety
	related and		Contractor	Bond
	Benefits	Facilities	agreements	Accrual	Total
Balance at December 31, 2006	$—	—	—	—	—
Restructuring charges	4,864	1,010	1,497	1,826	9,197
Cash payments	(2,910)	—	(76)	—	(2,986)

Balance at December 31, 2007	$1,954	1,010	1,421	1,826	6,211

     In the third and fourth quarters of 2007, substantially all of Levitt and Sons’ employees were terminated and 22 employees were terminated at Levitt Corporation primarily as a result of the Chapter 11 Cases. On November 9, 2007, Levitt Corporation implemented an employee fund and indicated that it would pay up to $5 million of severance benefits to terminated Levitt and Sons employees to supplement the limited termination benefits which could not be paid by Levitt and Sons to those employees. Levitt and Sons is restricted in the amount of termination benefits it can pay to its former employees by virtue of the Chapter 11 Cases.
     The severance related and benefits accrual includes severance, severance related payments made to Levitt and Sons employees, payroll taxes and other benefits related to the terminations that occurred in 2007 as part of the Chapter 11 Cases. For the year ended December 31, 2007, the Company paid approximately $600,000 in severance and termination charges related to the above fund which is reflected in the Other Operations segment and paid $2.3 million in severance to the employees of the Homebuilding Division prior to deconsolidation. Employees entitled to participate in the fund either received a payment stream, which in certain cases extended over two years, or a lump sum payment, dependent on a variety of factors. For any amounts paid related to the fund from the Other Operations segment, these payments were in exchange for an assignment to the Company by those employees of their unsecured claims against Levitt and Sons. At December 31, 2007 there was $2.0 million accrued to be paid related to this fund as well as severance for employees other than Levitt and Sons employees. In addition to these amounts, we expect additional severance related obligations of $1.7 million in 2008 as employees assign their unsecured claims to the Company.
     The facilities accrual as of December 31, 2007 represents expense associated with property and equipment leases that the Company had entered into that are no longer providing a benefit to the Company, as well as termination fees related to contractual obligations the Company cancelled. Included in this amount are future minimum lease payments, fees and expenses, net of estimated sublease income for which the provisions of SFAS 146, as applicable, were satisfied. This restructuring expense is included in selling general and administrative expenses for the Other Operations segment for the year ended December 31, 2007.
     The independent contractor related expense relates to two contractor agreements entered into with former Levitt and Sons employees. The agreements are for past and future consulting services. The total commitment related to these agreements is $1.6 million as of December 31, 2007 and will be paid monthly through 2009. The expense associated with these arrangements is included in selling general and administrative expenses for the Other Operations segment for the year ended December 31, 2007.
     Levitt and Sons had $33.3 million in surety bonds related to its ongoing projects at the time of the filing of the Chapter 11 Cases. In the event that these obligations are drawn and paid by the surety, Levitt Corporation could be responsible for up to $12.0 million plus costs and expenses in accordance with the surety indemnity agreement for these instruments. As of December 31, 2007, the Company has recorded $1.8 million in surety bonds accrual at Levitt Corporation related to certain bonds for which management considers it probable that the Company will be required to reimburse the surety under the indemnity agreement. It is unclear given the uncertainty involved in the Chapter 11 Cases whether and to what extent the outstanding surety bonds of Levitt and Sons will be drawn and the extent to which Levitt Corporation may be responsible for additional amounts beyond this accrual. It is unlikely that Levitt Corporation would have the ability to receive any repayment, assets or other consideration as recovery of any amounts it is required to pay. The expense associated with this accrual is included in other expense in the Other Operations segment for the year ended December 31, 2007, due to its non-recurring and unusual nature.
     While there may have been immaterial amounts of severance related charges in the years ended 2005 and 2006, there were not comparable restructuring related costs.

     13. Notes and Mortgage Notes Payable
     Notes and mortgages payable at December 31, 2007 and 2006 are summarized as follows (in thousands):

	December 31,
	2007	2006	Interest Rate	Maturity Date
Primary Homebuilding Borrowings (a)
Mortgage notes payable (b)	$—	$48,633	From Prime — 0.50%	Range from July
			to Prime + 0.50%	2007 to September 2009
South Carolina borrowing base facility (c)	39,674	—	Prime	March 2011
Other borrowing base facilities (d)	—	316,000	From LIBOR + 2.00% to LIBOR + 2.40%	Range from August 2009 to January 2010
Line of credit (e)	—	14,000	Prime	September 2007

	39,674	378,633

Tennessee Homebuilding Borrowings (a)
Mortgage notes payable (b)	—	6,674	From Prime — 0.25% to Prime + 0.50%	Range from March 2007 to March 2008
Other borrowing base facilities (d)	—	32,600	From LIBOR + 2.00% to LIBOR + 2.40%	December 2009
	—	39,274

Land Borrowings
Land acquisition mortgage notes payable (f)	97,594	66,932	From Fixed 6.88% to LIBOR + 2.80%	Range from June 2011 to October 2019
Construction mortgage notes payable (f) (g)	39,330	1,546	From LIBOR + 2.00% to Prime	Range from February 2009 to November 2009
Other borrowings	133	164	Fixed 7.48%	August 2011

	137,057	68,642

Other Operations Borrowings
Land acquisition and construction mortgage notes payable	—	1,641	LIBOR + 2.75%	September 2007
Mortgage notes payable (h)	12,027	12,197	Fixed 5.47%	April 2015
Subordinated investment notes	746	2,489	Fixed from 7.25% to 9.15%	Range from January 2008 to August 2011
Promissory note payable	264	437	Fixed 2.44%	July 2009
Levitt Capital Trust I	23,196	23,196	From fixed 8.11% to	March 2035
Unsecured junior subordinated debentures (i)			LIBOR + 3.85%
Levitt Capital Trust II Unsecured junior subordinated debentures (j)	30,928	30,928	From fixed 8.09% to LIBOR + 3.80%	July 2035
Levitt Capital Trust III Unsecured junior subordinated debentures (k)	15,464	15,464	From fixed 9.25% to LIBOR + 3.80%	June 2036
Levitt Capital Trust IV Unsecured junior subordinated debentures (l)	15,464	15,464	From fixed 9.35% to LIBOR + 3.80%	September 2036
	98,089	101,816

Total Notes and Mortgage Notes Payable (m)	$274,820	$588,365

(a)	Levitt Corporation deconsolidated Levitt and Sons from its consolidated financial statements as of November 9, 2007. Thus, notes and mortgage notes payable related to the Primary Homebuilding and Tennessee Homebuilding segments as of December 31, 2007 are not included in this table, see Note 26 for more information regarding Levitt and Sons’ financial statements with the exception of outstanding debt related to Carolina Oak. The South Carolina borrowing base facility represents the Carolina Oak Loan and is included in the Primary Homebuilding segment because it is engaged in homebuilding activities and because the financial metrics from this company are similar in nature to the other homebuilding projects within this segment that existed in 2006 and 2007.

(b)	Levitt and Sons entered into various loan agreements to provide financing for the acquisition, site improvements and construction of residential units. As of December 31, 2006, these loan agreements provided for advances on a revolving loan basis up to a maximum outstanding balance of $79.2 million. The loans were collateralized by inventory of real estate with net carrying values aggregating $100.4 million at December 31, 2006.

(c)	On March 21, 2007, Levitt and Sons entered into a $100.0 million revolving working capital, land acquisition, development and residential construction borrowing base facility agreement and borrowed $30.2 million under the facility. The proceeds were used to finance the inter-company purchase of a 150 acre parcel in Tradition Hilton Head from Core Communities and to refinance a $15.0 million line of credit. On October 25, 2007, in connection with Levitt Corporation’s acquisition from Levitt and Sons of the membership interests in Carolina Oak (see Item 1. Business — Recent Developments — Acquisition of Carolina Oak Homes), Levitt Corporation became the obligor for the entire Carolina Oak Loan outstanding balance of $34.1 million. The Carolina Oak Loan was modified in connection with the acquisition. Levitt Corporation was previously a guarantor of this loan and as partial consideration for the Carolina Oak Loan, the membership interest of Levitt and Sons, previously pledged by Levitt Corporation to the lender, was released. The outstanding balance under the Carolina Oak Loan may be increased by approximately $11.2 million to fund certain infrastructure improvements and to complete the construction of fourteen residential units currently under construction. The Carolina Oak Loan is collateralized by a first mortgage on the 150 acre parcel in Tradition Hilton Head and guaranteed by Carolina Oak. The Carolina Oak Loan is due and payable on March 21, 2011 and may be extended on the anniversary date of the facility at the Prime Rate (7.25% at December 31, 2007) and interest is payable monthly. The Carolina Oak Loan is subject to customary terms, conditions and covenants, including the lender’s right to accelerate the debt upon a material adverse change with respect to the borrower. At December 31, 2007, there was no immediate availability to draw on this facility based on available collateral.

(d)	During 2006, Levitt and Sons entered into a revolving credit facility and amended certain of its existing credit facilities, increasing the amount available for borrowings under these facilities to $450.0 million and amending certain of the initial credit agreement’s definitions. Advances under these facilities bore interest, at Levitt and Sons’ option at either (i) the lender’s Prime Rate less 50 basis points or (ii) 30-day LIBOR plus a spread of between 200 and 240 basis points, depending on the facility. As of December 31, 2006, these facilities provided for advances on a revolving loan basis up to a maximum outstanding balance of $357.7 million. The loans were collateralized by mortgages on respective properties including improvements. The facilities were collateralized by inventory of real estate with net carrying values aggregating $483.6 million at December 31, 2006.

(e)	As of December 31, 2006, Levitt and Sons had a credit agreement with a financial institution to provide a $15.0 million line of credit. At December 31, 2006, Levitt and Sons had available credit of $1.0 million and had $14.0 million outstanding. The credit facility was refinanced in connection with the $100.0 million revolving working capital, land acquisition, development and residential construction borrowing base facility agreement that Levitt and Sons entered into on March 21, 2007. The guarantee was collateralized by Levitt Corporation’s pledge of its membership interest in Levitt and Sons, LLC.

(f)	Core Communities’ notes and mortgage notes payable are collateralized by inventory of real estate and property and equipment with net carrying values aggregating $172.1 million and $150.6 million as of December 31, 2007 and 2006, respectively. In September 2006, Core entered into credit agreements with a financial institution to provide an additional $40.0 million in financing on an existing credit facility increasing the total maximum outstanding balance to $88.9 million. This facility matures in June 2011. As of December 31, 2007, $77.2 million was outstanding, with $11.0 million under the line currently available for borrowing based on available collateral. In September 2007, Core entered into credit agreements with a financial institution to provide an additional $8.0 million in financing on an existing credit facility increasing the total maximum outstanding balance to $33.0 million. This facility matures in October 2019. As of December 31, 2007, $15.4 million is outstanding with $8.0 million under the line currently available for borrowing based on available collateral. These notes accrue interest at varying rates tied to various indices as noted above and interest is payable monthly. For certain notes, principal payments are required monthly or quarterly as the note dictates.

(g)	On February 28, 2007, Core Communities of South Carolina, LLC, a wholly owned subsidiary of Core Communities entered into a $50.0 million revolving credit facility for construction financing for the development of the Tradition Hilton Head master-planned community. The facility is due and payable on February 28, 2009 and is subject to a one year extension upon compliance with the conditions set forth in the agreement. The loan is collateralized by 1,829 gross acres of land and the related improvements, easements as well as assignments of rents and leases. A payment guarantee for the loan amount was provided by Core Communities. The loan accrues interest at the bank’s Prime Rate and interest is payable monthly. The loan documents include customary conditions to funding, collateral release and acceleration provisions and financial, affirmative and negative covenants.

(h)	Levitt Corporation entered into a mortgage note payable agreement with a financial institution in March 2005 to repay the bridge loan used to temporarily fund the Company’s purchase of its Corporate headquarters in Fort Lauderdale. This note payable is collateralized by the office building. The note payable contains a balloon payment provision of approximately $10.4 million at the maturity date in April 2015. Principal and interest are payable monthly.

(i)	In March 2005, Levitt Capital Trust I issued $22.5 million of trust preferred securities to third parties and $696,000 of trust common securities to the Company and used the proceeds to purchase an identical amount of junior subordinated debentures from the Company. Interest on these junior subordinated debentures and distributions on these trust preferred securities are payable quarterly in arrears at a fixed rate of 8.11% through March 30, 2010 and thereafter at a floating rate of 3.85% over 3-month LIBOR until the scheduled maturity date of March 30, 2035. The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures at maturity or their earlier redemption. The junior subordinated debentures are redeemable in whole or in part at our option at any time after five years from the issue date or sooner following certain specified events.

(j)	In May 2005, Levitt Capital Trust II issued $30.0 million of trust preferred securities to third parties and $928,000 of trust common securities to the Company and used the proceeds to purchase an identical amount of junior subordinated debentures from the Company. Interest on these junior subordinated debentures and distributions on these trust preferred securities are payable quarterly in arrears at a fixed rate of 8.09% through June 30, 2010 and thereafter at a floating rate of 3.80% over 3-month LIBOR until the scheduled maturity date of June 30, 2035. The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures at maturity or their earlier redemption. The junior subordinated debentures are redeemable in whole or in part at our option at any time after five years from the issue date or sooner following certain specified events.

(k)	In June 2006, Levitt Capital Trust III issued $15.0 million of trust preferred securities to third parties and $464,000 of trust common securities to the Company and used the proceeds to purchase an identical amount of junior subordinated debentures from the Company. Interest on these junior subordinated debentures and distributions on these trust preferred securities are payable quarterly in arrears at a fixed rate of 9.25% through June 30, 2011 and thereafter at a floating rate of 3.80% over 3-month LIBOR until the scheduled maturity date of June 30, 2036. The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures at maturity or their earlier redemption. The junior subordinated debentures are redeemable in whole or in part at our option at any time after five years from the issue date or sooner following certain specified events.

(l)	In July 2006, Levitt Capital Trust IV issued $15.0 million of trust preferred securities to third parties and $464,000 of trust common securities to the Company and used the proceeds to purchase an identical amount of junior subordinated debentures from the Company. Interest on these junior subordinated debentures and distributions on these trust preferred securities are payable quarterly in arrears at a fixed rate of 9.35% through September 30, 2011 and thereafter at a floating rate of 3.80% over 3-month LIBOR until the scheduled maturity date of September 30, 2036. The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures at maturity or their earlier redemption. The junior subordinated debentures are redeemable in whole or in part at our option at any time after five years from the issue date or sooner following certain specified events.

(m)	At December 31, 2007, 2006 and 2005 the Prime Rate as reported by the Wall Street Journal was 7.25%, 8.25% and 7.25%, respectively, and the three-month LIBOR Rate was 4.98%, 5.36% and 4.53%, respectively.

     Some of the Company’s subsidiaries have borrowings which contain covenants that, among other things, require the subsidiary to maintain financial ratios and a minimum net worth. These requirements may limit the amount of debt that the subsidiaries can incur in the future and restrict the payment of dividends from subsidiaries to the Company. At December 31, 2007, the Company was in compliance with all loan agreement financial requirements and covenants.
     At December 31, 2007, the aggregate required scheduled principal payment of indebtedness in each of the next five years is approximately as follows (in thousands):

Year Ended December 31,
2008	$3,242
2009	42,319
2010	3,623
2011	115,574
2012	2,619
Thereafter	107,443

$274,820

     The timing of contractual payments for debt obligations assumes the exercise of all loan extensions available at the borrower’s sole discretion.
     In addition to the above scheduled payments, Core is subject to provisions in its borrowing agreement that require additional principal, known as curtailment payments, in the event that sales are below those agreed to at the inception of the borrowing. In the event that agreed upon sales targets are not met in Tradition Hilton Head, total curtailment payments during 2008 could amount to $34.2 million. In January 2008, a $14.9 million curtailment payment was paid and an additional $19.3 million would be due in June 2008, if actual sales continue to be below the contractual requirements of the development loan.
     In March 2008, Core agreed to the termination of a $20 million line of credit after the lender expressed its concern that Levitt and Sons’ bankruptcy may have resulted in a technical default by virtue of language in the facility regarding “affiliates”. At December 31, 2007, no amounts were outstanding under the $20 million facility other than a $122,000 outstanding letter of credit which was secured by a cash deposit in March 2008. There have been no amounts drawn subsequent to December 31, 2007. The lender has agreed to honor two construction loans to a subsidiary of Core totaling $11.7 million provided that the borrowings are paid in full at maturity and has waived any technical defaults under the loans arising from Levitt and Sons’ bankruptcy through the maturity dates of the loans.
     14. Development Bonds Payable
     In connection with the development of certain projects, community development, special assessment or improvement districts have been established and may utilize tax-exempt bond financing to fund construction or acquisition of certain on-site and off-site infrastructure improvements near or at these communities. The obligation to pay principal and interest on the bonds issued by the districts is assigned to each parcel within the district, and a priority assessment lien may be placed on benefited parcels to provide security for the debt service. The bonds, including interest and redemption premiums, if any, and the associated priority lien on the property are typically payable, secured and satisfied by revenues, fees, or assessments levied on the property benefited. The Company pays a portion of the revenues, fees, and assessments levied by the districts on the properties the Company still owns that are benefited by the improvements. The Company may also agree to pay down a specified portion of the bonds at the time of each unit or parcel closing. These costs are capitalized to inventory during the development period and recognized as cost of sales when the properties are sold.
     The bond financing at December 31, 2007 and 2006 consisted of district bonds totaling $212.7 million and $62.8 million, respectively, with outstanding amounts of approximately $82.9 million and $50.4 million at December 31, 2007 and 2006, respectively. Further, at December 31, 2007 and 2006, there was approximately $129.5 million and $7.0 million, respectively, available under these bonds to fund future development expenditures. Bond obligations at December 31, 2007 mature in 2035 and 2040. As of December 31, 2007, the Company owned approximately 11% of the property within the community development district and approximately 91% of the property within the special assessment district. During the year ended December 31, 2007, the Company recorded approximately $1.3 million in assessments on property owned by the Company in the districts. The Company is responsible for any assessed amounts until the underlying property is sold and will continue to be responsible for the annual assessments if the property is never sold. In addition, Core Communities has guaranteed payments for assessments under the district bonds in Tradition, Florida which would require funding if future assessments to be allocated to property owners are insufficient to repay the bonds. Management has evaluated this exposure based upon the criteria in Statement of Financial Accounting Standards No. 5 “Accounting for Contingencies”, and has determined that there have been no substantive changes to the projected density or land use in the development subject to the bond which would make it probable that Core would have to fund future shortfalls in assessments.

     In accordance with Emerging Issues Task Force Issue 91-10, “Accounting for Special Assessments and Tax Increment Financing” (“EITF 91-10”), the Company records a liability for the estimated developer obligations that are fixed and determinable and user fees that are required to be paid or transferred at the time the parcel or unit is sold to an end user. At December 31, 2006, we recorded no liability associated with outstanding CDD bonds as the assessments were not both fixed and determinable. At December 31, 2007, a liability of $3.3 million was recognized because the special assessments related to the commercial leasing assets held for sale were fixed and determinable as the final assessment was made during the fourth quarter of 2007. This liability is included in the liabilities related to assets held for sale in the accompanying consolidated statement of financial condition as of December 31, 2007, and includes amounts associated with Core’s ownership of the property.
     15. Employee Benefit Plan
401(k) Plan
     The Company has a defined contribution plan established pursuant to Section 401(k) of the Internal Revenue Code. Employees who have completed three months of service and have reached the age of 18 are eligible to participate. During the years ended December 31, 2007, 2006, and 2005, the Company’s employees participated in the Levitt Corporation Security Plus Plan and the Company’s contributions amounted to $1.1 million, $1.3 million, and $1.1 million, respectively. These amounts are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.
     16. Certain Relationships and Related Party Transactions
     The Company and Bancorp are under common control. The controlling shareholder of the Company and Bancorp is BFC. The majority of BFC’s capital stock is owned or controlled by the Company’s Chairman of the Board and Chief Executive Officer, Alan B. Levan, and by the Company’s Vice Chairman, John E. Abdo, both of whom are also directors of the Company, and executive officers and directors of BFC, Bancorp and BankAtlantic. Mr. Levan and Mr. Abdo are the Chairman and Vice Chairman, respectively, of Bluegreen Corporation.
     The Company occupied office space at BankAtlantic’s corporate headquarters through November 2006. In 2005, Bancorp provided this office space on a month-to-month basis and received reimbursements for overhead based on market rates. In 2006, rent was paid to BFC on the same basis for the first ten months of the year. Pursuant to the terms of a shared services agreement between the Company and BFC, certain administrative services, including human resources, risk management, and investor relations, are provided to the Company by BFC on a percentage of cost basis. The total amounts paid for these services in 2007, 2006 and 2005 were $1.1 million, $912,000, and $127,000, respectively, and may not be representative of the amounts that would be paid in an arms-length transaction. Separately, the Company paid certain fees to Bancorp and to Bluegreen for services provided to the Company.

     The following table sets forth fees paid to the indicated related parties (in thousands)

	Year Ended December 31,
	2007	2006	2005
BFC	$1,057	912	127
Bancorp	101	185	734
Bluegreen Corporation	—	—	81

Total fees	$1,158	1,097	942

     The amounts paid represent rent, amounts owed for services performed or expense reimbursements.
     Levitt and Sons utilized the services of Conrad & Scherer, P.A., a law firm in which William R. Scherer, a member of the Company’s Board of Directors, is a member. Levitt and Sons paid fees aggregating $22,000, $470,000 and $914,000 to this firm during the years ended December 31, 2007, 2006 and 2005, respectively.
     Certain of the Company’s executive officers separately receive compensation from affiliates of the Company for services rendered to those affiliates. Members of the Company’s Board of Directors and executive officers also have banking relationships with BankAtlantic in the ordinary course of BankAtlantic’s business.
     At December 31, 2007 and 2006, $6.1 million and $4.6 million, respectively, of cash and cash equivalents were held on deposit by BankAtlantic, and included in the 2006 amount was $255,000 of restricted cash, while no restricted cash was held on deposit by BankAtlantic at December 31, 2007. Interest on deposits held at BankAtlantic for each of the years ended December 31, 2007, 2006 and 2005 was approximately $147,000, $436,000 and $316,000, respectively.
     During the year ended December 31, 2005, actions were taken by the Company with respect to the development of certain property owned by BankAtlantic. The Company’s efforts included the successful rezoning of the property and obtaining the permits necessary to develop the property for residential and commercial use. BankAtlantic reimbursed the Company during 2006 $438,000 for the out-of-pocket costs incurred by it in connection with these efforts.
     On October 1, 2007, the Company completed a Rights Offering to holders of common stock providing each holder the right to purchase 5.0414 shares of Class A common stock at $2.00 per share for each share of common stock held of record on August 27, 2007 (as described in Note 5). BFC participated in this rights offering on the same terms as made available to all other shareholders. BFC was issued an aggregate of 16,602,712 basic subscription rights of which 10,457,130 and 6,145,582 are attributable to BFC’s holdings in the Company’s Class A and Class B Stock, respectively.
     By letter dated September 27, 2007 (“Letter Agreement”), BFC agreed, subject to certain limited exceptions, not to vote the 6,145,582 shares of Levitt’s Class A common stock that BFC acquired upon exercise of its subscription rights in the rights offering associated with BFC’s holdings in Levitt’s Class B common stock. The Letter Agreement provides that any future sale of shares of Levitt’s Class A common stock by BFC will reduce, on a share for share basis, the number of shares of Levitt’s Class A common stock that BFC has agreed not to vote. BFC’s acquisition of the 16,602,712 shares of Levitt’s Class A common stock upon its exercise of its subscription rights increased BFC’s economic ownership interest in Levitt to 20.7% from 16.6% and increased BFC’s voting interest in Levitt excluding the 6,145,582 shares subject to the Letter Agreement, to 54.0% from 52.9%.

     17. Commitments and Contingencies
     The Company’s rent expense for premises and equipment for the years ended December 31, 2007, 2006 and 2005 was $2.6 million, $2.7 million and $1.6 million, respectively. Approximate minimum future rentals due under non-cancelable leases with a term remaining of at least one year are as follows (in thousands):

Year ended December 31,
2008	$1,276
2009	993
2010	606
2011	343
2012	214
Thereafter	1,282

$4,714

     Of the above lease payments, $1.0 million were accrued at December 31, 2007 due to management’s decision to vacate the leased space. See Note 12 for further discussion.
     Tradition Development Company, LLC, a wholly-owned subsidiary of Core Communities (“TDC”), entered into an advertising agreement with the operator of a Major League Baseball team pursuant to which, among other advertising rights, TDC obtained a royalty-free license to use, among others, the trademark “Tradition Field” at the sports complex located in Port St. Lucie and the naming rights to that complex. Unless otherwise renewed, the agreement terminates on December 31, 2013; provided, however, upon payment of a specified buy-out fee and compliance with other contractual procedures, TDC has the right to terminate the agreement on or after December 31, 2008. Required cumulative payments under the agreement through December 31, 2013 are approximately $1.1 million.
     At December 31, 2007, Core Communities had outstanding surety bonds and letters of credit of approximately $2.8 million related primarily to its obligations to various governmental entities to construct improvements in various of its communities. The Company estimates that approximately $2.7 million of work remains to complete these improvements. The Company does not believe that any outstanding bonds or letters of credit will likely be drawn upon.
     Levitt and Sons had $33.3 million in surety bonds related to its ongoing projects at the time of the filing of the Chapter 11 Cases. In the event that these obligations are drawn and paid by the surety, Levitt Corporation could be responsible for up to $12.0 million plus costs and expenses in accordance with the surety indemnity agreement for these instruments. As of December 31, 2007, the Company has recorded $1.8 million in surety bonds accrual at Levitt Corporation related to certain bonds where management considers it probable that the Company will be required to reimburse the surety under the indemnity agreement. See Note 12 for further discussion.
     The Company entered into an indemnity agreement in April 2004 with a joint venture partner at Altman Longleaf relating to, among other obligations, that partner’s guarantee of the joint venture’s indebtedness. The liability under the indemnity agreement is limited to the amount of any distributions from the joint venture which exceeds our original capital and other contributions. Original capital contributions were approximately $585,000 and the Company has received approximately $1.2 million in distributions since 2004. Accordingly, the potential obligation of indemnity at December 31, 2007 is approximately $664,000.

     18. Income Taxes
     The benefit (provision) for income tax expense consists of the following (in thousands):

	Year Ended December 31,
	2007	2006	2005
Continuing operations	$23,277	5,758	(32,532)
Discontinued operations	(1,108)	12	96

Total benefit (provision) for income taxes	$22,169	5,770	(32,436)

Continuing operations:
Current tax benefit (provision):
Federal	$30,251	(7,360)	(24,792)
State	19	(1,145)	(3,538)

	30,270	(8,505)	(28,330)

Deferred income tax (provision) benefit:
Federal	(6,032)	13,060	(3,651)
State	(961)	1,203	(551)

	(6,993)	14,263	(4,202)

Total income tax benefit (provision)	$23,277	5,758	(32,532)

     The Company’s benefit (provision) for income taxes differs from the federal statutory tax rate of 35% due to the following (in thousands):

	Year Ended December 31,
	2007	2006	2005
Income tax benefit (provision) at expected federal income tax rate of 35%	$90,881	5,215	(30,661)
Benefit (provision) for state taxes, net of federal benefit	9,483	936	(2,696)
Tax-exempt income	425	489	492
Goodwill impairment adjustment	—	(458)	—
Share-based compensation	(134)	(317)	—
Increase in valuation allowance	(76,730)	(425)	—
Other, net	(648)	318	333

Benefit (provision) for income taxes	$23,277	5,758	(32,532)

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets consist of the following (in thousands):

	As of December 31,
	2007	2006
Deferred tax assets:
Real estate held for sale capitalized for tax purposes in excess of amounts capitalized for financial statement purposes	$2,016	6,205
Real estate valuation adjustments	—	12,889
Investment in Levitt and Sons	68,339	—
Share based compensation	1,427	849
Accrued and other non-deductible expenses	2,237	848
Purchase accounting adjustments from real estate acquisitions	—	274
Federal net operating loss carryforward	14,191	—
State net operating loss carryforward	5,122	398
Income recognized for tax purposes and deferred for financial statement purposes	7,228	6,949
Other	2,049	—

Gross deferred tax assets	102,609	28,412
Valuation allowance	(78,562)	(425)

Total deferred tax assets	24,047	27,987
Deferred tax liabilities:
Investment in Bluegreen	21,768	19,501
Property and equipment	496	985
Other	1,783	866

Total deferred tax liabilities	24,047	21,352

Net deferred tax asset	—	6,635
Less the deferred income tax (assets) liabilities at beginning of period	(6,635)	7,028
Implementation of FIN 48	(1,798)	—
Deferred income taxes on Bluegreen’s unrealized gains, losses and issuance of common stock	894	600

(Provision) benefit for deferred income taxes	(7,539)	14,263
Provision for deferred income taxes — discontinued operations	(546)	—

(Provision) benefit for deferred income taxes — continuing operations	$(6,993)	14,263

     The net deferred tax asset of $6.6 million as of December 31, 2006 is presented in Other Assets on the consolidated statements of financial condition. There was no net deferred tax asset as of December 31, 2007.
     Activity in the deferred tax valuation allowance was (in thousands):

	As of December 31,
	2007	2006
Balance, beginning of period	$425	—
Increase in deferred tax valuation allowance	76,730	425
Increase in deferred tax valuation allowance — paid in capital	1,407	—

Balance, end of period	$78,562	425

     SFAS No. 109, “Accounting for Income Taxes”, requires that all available evidence, both positive and negative, be considered to determine whether, based on the weight of that evidence, a valuation allowance is needed. Future realization of the tax benefits of an existing deductible temporary difference or carryforward ultimately depends on the existence of sufficient taxable income of the appropriate character. Possible sources of taxable income that can be considered include: (i) future reversals of existing taxable temporary differences; (ii) future taxable income exclusive of reversing temporary differences and carryforwards; (iii) taxable income in prior carryback years; and (iv) tax planning strategies.

     The Company has performed such an analysis, and a valuation allowance has been provided against deferred tax assets to the extent they cannot be used to offset future income arising from the expected reversal of taxable differences. The Company has therefore established a valuation allowance for the entire deferred tax assets, net of the deferred tax liabilities. A valuation allowance of $78.6 million and $425,000 as of December 31, 2007 and December 31, 2006, respectively, has been provided due to the significance of the Company’s losses, including losses generated by Levitt and Sons, and significant uncertainties of its ability to realize these assets. The Company will be required to update its estimates of future taxable income based upon additional information management obtains and will continue to evaluate the realizability of the net deferred tax asset on a quarterly basis.
     Federal and state net operating loss carryforwards amount to approximately $40.5 million and $88.9 million, respectively, and expire in the year 2027.
     The Company is subject to U.S. federal income tax as well as to income tax in multiple state jurisdictions. The Company is no longer subject to U.S. federal or state and local income tax examinations by tax authorities for tax years before 2004. The Internal Revenue Service (IRS) commenced an examination of the Company’s U.S. income tax return for 2004 in the fourth quarter of 2006 and completed its examination in the first quarter of 2008. The conclusion of the examination resulted in a small refund expected to be received in the second quarter of 2008 and will have an immaterial effect on the Company’s results of operations or financial condition.
     As a result of the implementation of FIN 48, the Company recognized a decrease of approximately $260,000 in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2007	$2,000
Additions based on tax positions related to the current year	1,128
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(763)
Settlements	—
Lapse of Statute of Limitations	—

Balance at December 31, 2007	$2,365

     At December 31, 2007, the Company had gross tax affected unrecognized tax benefits of $2.4 million of which $248,000, if recognized, would affect the effective tax rate.
     At December 31, 2007 the Company had a federal income tax receivable of $27.4 million as a result of losses incurred, which is anticipated to be collected upon filing the 2007 consolidated U.S. federal income tax return. The Creditors Committee in the Chapter 11 Cases has advised the Company that they believe that the creditors are entitled to share in an unstated amount of the refund.
     The Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense. During the years ended December 31, 2007 and 2006, the Company recognized approximately $168,000, and $168,000 in interest and penalties, respectively. The Company did not recognize any interest and penalties for the year ended December 31, 2005. The Company had approximately $336,000 and $168,000 for the payment of interest and penalties accrued at December 31, 2007 and 2006, respectively.

     19. Other Revenues
     The following table summarizes other revenues detail information (in thousands):

	For the year ended December 31,
	2007	2006	2005
Other revenues

Mortgage & title operations	$2,243	4,070	3,750
Lease/rental income	1,111	1,501	1,963
Marketing fees	1,610	1,243	674
Irrigation revenue	802	674	198

	$5,766	7,488	6,585

     20. Other Expenses and Interest and Other Income, net of Interest Expense
     Other expenses and interest and other income, net of interest expense are summarized as follows (in thousands):

	For the Year Ended
	December 31,
	2007	2006	2005
Other expenses
Title and mortgage operations expense	$1,539	2,362	2,776
Loss on disposal of fixed assets	564	—	—
Litigation settlement reserve	—	—	830
Penalty on early debt repayment	—	—	677
Hurricane expense, net of projected recoveries	—	8	572
Goodwill impairment	—	1,307	—
Surety bond indemnification	1,826	—	—

Total other expenses	$3,929	3,677	4,855

Interest and other income, net of interest expense
Interest income	$4,046	2,882	2,520
Interest expense	(3,807)	—	—
Contingent gain receipt	—	—	500
Partial reversal of construction obligation	—	—	6,765
Gain on sale of fixed assets	30	1,329	—
Forfeited buyer deposits	6,196	2,700	77
Other income	974	905	427

Interest and other income, net of interest expense	$7,439	7,816	10,289

     Included in other expense in the year ended December 31, 2007 is $1.8 million associated with Levitt Corporation’s potential surety bond obligation that the Company believes is probable that the Company will be required to reimburse the surety under the indemnity agreement. See Note 12 for further discussion.

     21. Estimated Fair Values of Financial Instruments
     Estimated fair values of financial instruments are determined using available market information and appropriate valuation methodologies. However, judgments are involved in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of amounts the Company could realize in a current market exchange.
     The following methods and assumptions were used to estimate fair value:
•	Carrying amounts of cash and cash equivalents, accounts payable and accrued liabilities approximate fair value due to their short-term nature.

•	Carrying amounts of notes receivable approximate fair values as they are tied to the Prime Rate.

•	Carrying amounts of notes and mortgage notes payable that provide for variable interest rates approximate fair value after an adjustment to bring previous borrowing spreads in line with current available spreads, as the terms of the credit facilities require periodic market adjustment of interest rates. The fair value of the Company’s fixed rate indebtedness, including development bonds payable, was estimated using discounted cash flow analyses, based on the Company’s current borrowing rates for similar types of borrowing arrangements.

	December 31, 2007		December 31, 2006
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$195,181	195,181	48,391	48,391
Notes receivable	3,985	3,985	6,888	6,888
Financial liabilities:
AP and accrued liabilities	$41,077	41,077	84,323	84,323
Notes payable associated with assets held for sale	78,970	77,620	27,338	27,338
Notes and mortgage notes payable	274,820	258,763	588,365	588,911
     22. Litigation
     On November 9, 2007, the Debtors filed voluntary petitions for relief under the Chapter 11 Cases in the Bankruptcy Court. The Debtors commenced the Chapter 11 Cases in order to preserve the value of their assets and to facilitate an orderly wind-down of their businesses and disposition of their assets in a manner intended to maximize the recoveries of all constituents.
     On November 27, 2007, the Office of United States Trustee (the “U.S. Trustee), appointed an official committee of unsecured creditors in the Chapter 11 Cases (the “Creditors’ Committee”). On January 22, 2008, the U.S. Trustee appointed a Joint Home Purchase Deposit Creditors Committee of Creditors Holding Unsecured Claims (the “Deposit Holders Committee”, and together with the Creditors Committee, the “Committees”). The Committees have a right to appear and be heard in the Chapter 11 Cases.
     On November 27, 2007, the Bankruptcy Court granted the Debtors’ Motion for Authority to Incur Chapter 11 Administrative Expense Claim (“Chapter 11 Admin. Expense Motion”) thereby authorizing the Debtors to incur a post petition administrative expense claim in favor of the Company for Post Petition Services. While the Bankruptcy Court approved the incurrence of the amounts as unsecured post petition administrative expense claims, the cash payments of such claims is subject to additional court approval. In addition to the unsecured administrative expense claims, the Company has pre-petition secured and unsecured claims against the Debtors. The Debtors have scheduled the amounts due to the Company in the Chapter 11 Cases. The unsecured pre-petition claims of the Company scheduled by Levitt and Sons are approximately $67.3 million and the secured pre-petition claim scheduled by Levitt and Sons is approximately $460,000. The Company has also filed contingent claims with respect to any liability it may have arising out of disputed indemnification obligations under certain surety bonds. Lastly, the Company implemented an employee severance fund in favor of certain employees of the Debtor. Employees who received funds as part of this program as of December 31, 2007, which totaled approximately $600,000 paid as of that date, have assigned their unsecured claims to the Company. There is no assurance that there will be any funds available to pay the Company these or any other amounts associated with the Company’s claims against the Debtors.
     At December 31, 2007 the Company had a federal income tax receivable of $27.4 million as a result of losses incurred, which is anticipated to be collected upon filing the 2007 consolidated U.S. federal income tax return. The Creditors Committee has advised the Company that they believe the creditors are entitled to share in an unstated amount of the refund.
     Pursuant to the Bankruptcy Code, the Debtors have for a limited period subject to extension, the exclusive right to file a plan of reorganization or liquidation (the “ Plan”).
Class Action Lawsuit
     On January 25, 2008, plaintiff Robert D. Dance filed a purported class action complaint as a putative purchaser of the Company’s securities against the Company and certain of its officers and directors, asserting claims under the federal securities law and seeking damages. This action was filed in the United States District Court for the Southern District of Florida and is captioned Dance v. Levitt Corp. et al., No. 08-CV-60111-DLG. The securities litigation purports to be brought on behalf of all purchasers of the Company’s securities beginning on January 31, 2007 and ending on August 14, 2007. The complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated there under by issuing a series of false and/or misleading statements concerning the Company’s financial results, prospects and condition. The Company intends to vigorously defend this action.
     23. Segment Reporting
     Operating segments are components of an enterprise about which separate financial information is available that is regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company had four reportable business segments during the year ended December 31, 2007: Land, Other Operations, Primary Homebuilding and Tennessee Homebuilding. The Company evaluates segment performance primarily based on pre-tax income. The information provided for segment reporting is based on management’s internal reports. The accounting policies of the segments are the same as those of the Company. Eliminations consist primarily of the elimination of sales and profits on real estate transactions between the Land and Primary Homebuilding segments, which were recorded based upon terms that management believes would be attained in an arm’s-length transaction. The presentation and allocation of assets, liabilities and results of operations may not reflect the actual economic costs of the segments as stand-alone businesses. If a different basis of allocation were utilized, the relative contributions of the segments might differ, but management believes that the relative trends in segments would likely not be impacted.
     The Company’s Land Division segment consists of the operations of Core Communities and the Other Operations segment consists of the activities of Levitt Commercial, the Company’s parent company operations, earnings from investments in Bluegreen and other real estate investments and joint ventures. The Company’s Homebuilding division consists of the Primary Homebuilding segment and the Tennessee Homebuilding segment. The Primary and Tennessee Homebuilding segments were deconsolidated from our results of operations on November 9, 2007 due to the Chapter 11 Cases. The results of operations for the three year period ended December 31, 2007 include the results of operations for Levitt and Sons through November 9, 2007. The Primary Homebuilding segment includes the operations of Carolina Oak. The results of operations and financial condition of Carolina Oak as of and for the three year period ended December 31, 2007 are included in the Primary Homebuilding segment because it is engaged in homebuilding activities and because the financial metrics from this company are similar in nature to the other homebuilding projects within this segment that existed during these periods. Therefore, the assets and liabilities noted below in the Primary Homebuilding segment represent the assets and liabilities of Carolina Oak.

     The following tables present segment information for the years ended December 31, 2007, 2006 and 2005 (in thousands):

Year Ended	Primary	Tennessee		Other
December 31, 2007	Homebuilding	Homebuilding	Land	Operations	Eliminations	Total
Revenues:
Sales of real estate	$345,666	42,042	16,567	6,574	(734)	410,115
Other revenues	2,243	—	2,893	952	(322)	5,766

Total revenues	347,909	42,042	19,460	7,526	(1,056)	415,881

Costs and expenses:
Cost of sales of real estate	501,206	51,360	7,447	16,793	(3,565)	573,241
Selling, general and administrative expenses	61,568	5,010	17,240	32,508	(239)	116,087
Other expenses	1,539	—	—	2,390	—	3,929

Total costs and expenses	564,313	56,370	24,687	51,691	(3,804)	693,257

Earnings from Bluegreen Corporation	—	—	—	10,275	—	10,275
Interest and other income, net of interest expense	(325)	(68)	1,842	6,294	(304)	7,439

(Loss) income from continuing operations before income taxes	(216,729)	(14,396)	(3,385)	(27,596)	2,444	(259,662)
Benefit (provision) for income taxes	1,396	(1,700)	(4,802)	34,297	(5,914)	23,277

(Loss) income from continuing operations	(215,333)	(16,096)	(8,187)	6,701	(3,470)	(236,385)
Discontinued operations:
Income from discontinued operations, net of tax	—	—	1,765	—	—	1,765

Net (loss) income	$(215,333)	(16,096)	(6,422)	6,701	(3,470)	(234,620)

Inventory of real estate	$38,457	—	189,903	6,262	(7,332)	227,290

Total assets	$38,749	—	342,696	336,713	(5,307)	712,851

Total debt	$39,674	—	137,057	98,089	—	274,820

Total liabilities	$41,402	—	214,393	184,601	11,349	451,745

Total shareholders’ equity	$(2,653)	—	128,303	152,112	(16,656)	261,106

Year Ended	Primary	Tennessee		Other
December 31, 2006	Homebuilding	Homebuilding	Land	Operations	Eliminations	Total
Revenues:
Sales of real estate	$424,420	76,299	69,778	11,041	(15,452)	566,086
Other revenues	4,070	—	2,063	1,435	(80)	7,488

Total revenues	428,490	76,299	71,841	12,476	(15,532)	573,574

Costs and expenses:
Cost of sales of real estate	367,252	72,807	42,662	11,649	(11,409)	482,961
Selling, general and administrative expenses	65,052	12,806	13,305	28,174	—	119,337
Other expenses	2,362	1,307	—	8	—	3,677

Total costs and expenses	434,666	86,920	55,967	39,831	(11,409)	605,975

Earnings from Bluegreen Corporation	—	—	—	9,684	—	9,684
Interest and other income, net of interest expense	2,982	127	2,622	4,059	(1,974)	7,816

(Loss) income from continuing operations before income taxes	(3,194)	(10,494)	18,496	(13,612)	(6,097)	(14,901)
Benefit (provision) for income taxes	1,508	3,241	(6,948)	5,639	2,318	5,758

(Loss) income from continuing operations	(1,686)	(7,253)	11,548	(7,973)	(3,779)	(9,143)
Discontinued operations:
Loss from discontinued operations, net of tax	—	—	(21)	—	—	(21)

Net (loss) income	$(1,686)	(7,253)	11,527	(7,973)	(3,779)	(9,164)

Inventory of real estate	$608,358	56,214	176,356	13,269	(32,157)	822,040

Total assets	$644,447	62,065	271,169	146,116	(33,131)	1,090,666

Total debt	$378,633	39,274	68,642	101,816	—	588,365

Total liabilities	$529,476	55,524	133,015	49,357	(19,945)	747,427

Total shareholders’ equity	$114,971	6,541	138,154	96,759	(13,186)	343,239

Year Ended	Primary	Tennessee		Other
December 31, 2005	Homebuilding	Homebuilding	Land	Operations	Eliminations	Total
Revenues:
Sales of real estate	$352,723	85,644	105,658	14,709	(622)	558,112
Other revenues	3,750	—	924	1,963	(52)	6,585

Total revenues	356,473	85,644	106,582	16,672	(674)	564,697

Costs and expenses:
Cost of sales of real estate	272,680	74,328	50,706	12,520	(2,152)	408,082
Selling, general and administrative expenses	46,917	10,486	11,918	17,841	—	87,162
Other expenses	3,606	—	1,177	72	—	4,855

Total costs and expenses	323,203	84,814	63,801	30,433	(2,152)	500,099

Earnings from Bluegreen Corporation	—	—	—	12,714	—	12,714
Interest, net and other income	639	188	7,861	2,108	(507)	10,289

Income from continuing operations before income taxes	33,909	1,018	50,642	1,061	971	87,601
(Provision) benefit for income taxes	(12,270)	(421)	(19,088)	(378)	(375)	(32,532)

Income from continuing operations	21,639	597	31,554	683	596	55,069
Discontinued operations:
Loss from discontinued operations, net of tax	—	—	(158)	—	—	(158)

Net income	$21,639	597	31,396	683	596	54,911

Inventory of real estate	$406,821	59,738	150,686	11,608	(17,593)	611,260

Total assets	$437,392	68,953	228,756	178,195	(17,623)	895,673

Total debt	$229,029	43,481	51,294	73,505	—	397,309

Total liabilities	$316,772	55,159	94,006	88,165	(8,215)	545,887

Total shareholders’ equity	$120,620	13,794	134,750	90,030	(9,408)	349,786

     Included in total liabilities at the respective segments are net receivable and payable amounts associated with intersegment loans. These amounts eliminate fully in consolidation but have the effect of decreasing or increasing liabilities when shown on a stand alone basis. As of December 31, 2007, the Parent Company (Other Operations) had outstanding advances from Core Communities in the amount of $38.3 million which are also generally subordinated to loans from third party lenders. These advances eliminate in consolidation.

     24. Parent Company Financial Statements
     Levitt Corporation has debt service obligations relating to the Subordinated Investment Notes (“Investment Notes”) and unsecured junior subordinated debentures (“Junior Subordinated Debentures”). Junior Subordinated Debentures are direct unsecured obligations of Levitt Corporation, are not guaranteed by the Company’s subsidiaries and are not collateralized by any assets of the Company or its subsidiaries. The Company would be restricted from paying dividends to its common shareholders in the event of a default on either the Investment Notes or Junior Subordinated Debentures, and restrictions on the Company’s subsidiaries’ ability to remit dividends to Levitt Corporation could result in such a default if the Company does not have available funds to service those obligations.
     Some of the Company’s subsidiaries have borrowings which contain covenants that, among other things, require the subsidiary to maintain certain financial ratios and minimum net worth. These covenants may have the effect of limiting the amount of debt that the subsidiaries can incur in the future and restricting the payment of dividends from subsidiaries to the Company. At December 31, 2007, under the most restrictive of these covenants, approximately $55.0 million of the subsidiaries’ net assets were not available to transfer funds to the Company in the form of loans, advances or dividends, and $76.1 million was available for these transfers. At December 31, 2007 and 2006, the Company and its subsidiaries were in compliance with all loan agreement financial covenants. At December 31, 2007 consolidated retained earnings included approximately $35.8 million which represented undistributed earnings recognized by the equity method.
     The accounting policies for the parent company are generally the same as those policies described in the summary of significant accounting policies in Note 2. The parent company’s interests in its consolidated subsidiaries are reported under equity method accounting for purposes of this presentation.
     Condensed statements of financial condition at December 31, 2007 and 2006 and condensed statements of operations and cash flows for each of the years in the three-year period ended December 31, 2007 are shown below:
Levitt Corporation (Parent Company Only)
Condensed Statements of Financial Condition
(In thousands except share data)

	December 31,
	2007	2006
Assets
Cash and cash equivalents	$161,557	8,900
Inventory of real estate	5,950	7,717
Investment in Bluegreen Corporation	116,014	107,063
Investment in Unconsolidated Trusts	2,565	2,565
Investment in wholly-owned subsidiaries	110,598	258,353
Other assets	32,848	69,476

Total assets	$429,532	454,074

Liabilities and Shareholders’ Equity
Accounts payable and accrued liabilities	$42,932	4,255
Loss in excess of investment in subsidiary	39,432	—
Notes payable	1,010	2,925
Junior subordinated debentures	85,052	85,052
Deferred tax liability, net	—	18,603

Total liabilities	168,426	110,835

Shareholders’ equity:
Preferred stock, $0.01 par value
Authorized: 5,000,000 shares
Issued and outstanding: no shares	—	—
Common stock, Class A, $0.01 par value
Authorized: 150,000,000 and 50,000,000 shares, respectively
Issued and outstanding: 95,040,731 and 18,609,024 shares, respectively	950	186
Common stock, Class B, $0.01 par value
Authorized: 10,000,000 shares
Issued and outstanding: 1,219,031 shares, respectively	12	12
Additional paid-in capital	336,795	184,401
(Accumulated deficit) retained earnings	(78,537)	156,219
Accumulated other comprehensive income	1,886	2,421

Total shareholders’ equity	261,106	343,239

Total liabilities and shareholders’ equity	$429,532	454,074

Levitt Corporation (Parent Company Only)
Condensed Statements of Operations
(In thousands)

	Year Ended December 31,
	2007	2006	2005
Earnings from Bluegreen Corporation	$10,275	9,684	12,713
Other revenues	7,363	3,497	2,015
Costs and expenses	44,880	28,158	16,550

Loss before income taxes	(27,242)	(14,977)	(1,822)
Benefit for income taxes	34,567	6,162	674

Net income (loss) before undistributed earnings from subsidiaries	7,325	(8,815)	(1,148)
(Loss) earnings from consolidated subsidiaries, net of income taxes	(241,945)	(349)	56,059

Net (loss) income	$(234,620)	(9,164)	54,911

Levitt Corporation (Parent Company Only)
Condensed Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2007	2006	2005
Operating activities:
Net (loss) income	$(234,620)	(9,164)	54,911
Adjustments to reconcile net (loss) income to net cash provided (used in) by operating activities:
Depreciation and amortization	2,664	1,352	113
(Decrease) increase in deferred income taxes	(19,240)	2,953	5,057
Equity from earnings in Bluegreen Corporation	(10,275)	(9,684)	(12,714)
Equity from loss (earnings) in consolidated subsidiaries	241,945	349	(56,059)
Equity from loss in joint ventures	—	2	47
Equity in earnings from unconsolidated trusts	(220)	(178)	(95)
Share-based compensation expense related to stock options and restricted stock	1,962	3,250	—
Dividends received from consolidated subsidiaries	13,073	12,086	17,805
Loss on disposal of assets	536	—	—
Changes in operating assets and liabilities:
Inventory of real estate	1,767	(3,552)	(2,470)
(Increase) decrease in other assets	(1,153)	1,404	(123)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	5,043	(9,444)	6,813
Decrease in current income tax	(6,249)	—	—

Net cash (used in) provided by operating activities	(4,767)	(10,626)	13,285

Investing activities:
Distributions and advances from real estate joint ventures	—	153	37
Investment in unconsolidated trusts	—	(928)	(1,624)
Distributions from unconsolidated trusts	220	178	82
Investment in consolidated subsidiaries	—	—	(3,549)
Purchase of property, plant and equipment	(41)	(7,895)	(1,082)

Net cash provided by (used in) investing activities	179	(8,492)	(6,136)

Financing activities:
Proceeds from notes and mortgage notes payable	151	479	43
Repayment of notes and mortgage notes payable to affiliates	—	—	(38,000)
Repayment of notes and mortgage notes payable	(2,066)	(686)	(19,001)
Proceeds from junior subordinated notes	—	30,928	54,124
Proceeds from issuance of common stock	152,847	—	—
Payments for debt offering cost	—	(1,077)	(1,686)
Payments for stock issuance costs	(196)	—	—
Net increase (decrease) in intercompany due	6,905	(43,858)	1,032
Cash dividends paid	(396)	(1,585)	(1,585)

Net cash provided by (used in) financing activities	157,245	(15,799)	(5,073)

Increase (decrease) in cash and cash equivalents	152,657	(34,917)	2,076
Cash and cash equivalents at the beginning of period	8,900	43,817	41,741

Cash and cash equivalents at end of period	$161,557	8,900	43,817

     25. Selected Quarterly Financial Data (unaudited)
     The following tables summarize the quarterly results of operations for the years ended December 31, 2007 and 2006. Due to rounding and changes in the number of shares outstanding, the sum of the quarterly (loss) earnings per share amounts may not equal the (loss) earnings per share reported for the year (in thousands, except per share data):

	Year Ended December 31, 2007
	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	2007
Revenues:
Sales of real estate	$141,298	125,364	122,824	20,629	410,115
Other revenues	1,912	1,702	1,449	703	5,766

Total revenues	143,210	127,066	124,273	21,332	415,881

Costs and Expenses:
Cost of sales of real estate	112,908	171,594	275,340	13,399	573,241
Other costs and expenses	32,796	33,430	32,668	21,122	120,016

Total costs and expenses	145,704	205,024	308,008	34,521	693,257

Earnings from Bluegreen Corporation	1,744	1,357	4,418	2,756	10,275
Interest and other income, net of interest expense	2,340	3,294	3,109	(1,304)	7,439

Income (loss) from continuing operations before income taxes	1,590	(73,307)	(176,208)	(11,737)	(259,662)
(Provision) benefit for income taxes	(611)	15,112	6,228	2,548	23,277

Income (loss) from continuing operations	979	(58,195)	(169,980)	(9,189)	(236,385)
Discontinued operations:
(Loss) income from discontinued operations, net of tax	(3)	108	812	848	1,765

Net income (loss)	$976	(58,087)	(169,168)	(8,341)	(234,620)

Basic earnings (loss) per share:
Continuing operations	$0.05	(2.88)	(8.41)	(0.10)	(6.05)
Discontinued operations	—	0.01	0.04	0.01	0.05

Total basic earnings (loss) per share	$0.05	(2.87)	(8.37)	(0.09)	(6.00)

Diluted earnings (loss) per share:
Continuing operations	$0.05	(2.88)	(8.41)	(0.10)	(6.05)
Discontinued operations	—	0.01	0.04	0.01	0.05

Total diluted earnings (loss) per share	$0.05	(2.87)	(8.37)	(0.09)	(6.00)

Basic weighted average shares outstanding	20,217	20,218	20,220	96,256	39,092
Diluted weighted average shares outstanding	20,228	20,218	20,220	96,256	39,092

Dividends declared per common share	$0.02	—	—	—	0.02

	Year Ended December 31, 2006
	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	2006
Revenues:
Sales of real estate	$125,543	130,658	130,939	178,946	566,086
Other revenues	1,669	2,064	1,782	1,973	7,488

Total revenues	127,212	132,722	132,721	180,919	573,574

Costs and expenses:
Cost of sales of real estate	102,055	105,652	104,520	170,734	482,961
Other costs and expenses	27,039	32,536	32,293	31,146	123,014

Total costs and expenses	129,094	138,188	136,813	201,880	605,975

(Loss) earnings from Bluegreen Corporation	(49)	2,152	6,923	658	9,684
Interest and other income, net of interest expense	879	2,122	1,548	3,267	7,816

(Loss) income from continuing operations before income taxes	(1,052)	(1,192)	4,379	(17,036)	(14,901)
Benefit (provision) for income taxes	427	389	(1,399)	6,341	5,758

(Loss) income from continuing operations	(625)	(803)	2,980	(10,695)	(9,143)
Discontinued operations:
(Loss) income from discontinued operations, net of tax	(35)	66	(7)	(45)	(21)

Net (loss) income	$(660)	(737)	2,973	(10,740)	(9,164)

Basic (loss) earnings per share:
Continuing operations	$(0.03)	(0.04)	0.15	(0.53)	(0.45)
Discontinued operations	—	—	—	—	—

Total basic (loss) earnings per share	$(0.03)	(0.04)	0.15	(0.53)	(0.45)

Diluted (loss) earnings per share:
Continuing operations	$(0.03)	(0.04)	0.14	(0.53)	(0.46)
Discontinued operations	—	—	—	—	—

Total diluted (loss) earnings per share	$(0.03)	(0.04)	0.14	(0.53)	(0.46)

Basic weighted average shares outstanding	20,211	20,213	20,214	20,216	20,214
Diluted weighted average shares outstanding	20,211	20,213	20,221	20,216	20,214

Dividends declared per common share	$0.02	0.02	0.02	0.02	0.08
     There were material decreases in the results of operations in the fourth quarter of 2007 primarily related to the deconsolidation of Levitt and Sons as of November 9, 2007. This deconsolidation resulted in the Company not recording results of operations associated with Levitt and Sons after November 9, 2007.
     In the fourth quarter of 2007 the Company recorded $2.5 million in certain restructuring related expenses consisting of independent contractor agreements, and facilities expense. In addition, severance related expenses were recorded in the third and fourth quarter of 2007. These expenses were recorded in selling, general and administrative expenses and other expenses. See Note 12 for further details.
     Included in the fourth quarter results of operations was $3.8 million of interest expense while there was no comparable expense in previous periods. This expense was associated with a decreased level of development associated with a large portion of our real estate inventory which resulted in a decreased amount of qualified assets for interest capitalization.
     The Land Division recorded $13.1 million in sales of real estate during the three months ended December 31, 2007.

     26. Financial Information of Levitt and Sons
     Based on the loss of control over Levitt and Sons as a result of the Chapter 11 Cases and the uncertainties surrounding the nature, timing and specifics of the bankruptcy proceedings, Levitt Corporation deconsolidated Levitt and Sons as of November 9, 2007, eliminating all results associated with its statements of financial condition, statements of operations and cash flows. Levitt Corporation’s previously reported consolidated statements of financial condition, consolidated statements of operations and consolidated cash flows prior to November 9, 2007 continue to include Levitt and Sons’ financial condition, results of operations and cash flows. Since Levitt and Sons’ results after November 9, 2007 are not consolidated with the Company’s results, and because the Company believes it is not probable that it will be obligated to fund losses related to its investment in Levitt and Sons under principles of consolidation, any material uncertainties related to Levitt and Sons’ future operations are not expected to impact the Company’s financial results.
     The following table summarizes the assets, liabilities and net equity of Levitt and Sons as of November 9, 2007, the date it was deconsolidated from the financial statements, as well as the calculation of the loss in excess of investment in subsidiary which was recorded on the Company’s consolidated statement of financial condition at December 31, 2007:

November 9,
2007
Cash	$6,387
Inventory	356,294
Property and equipment	1,681
Other assets	8,974

Assets deconsolidated	373,336

Accounts payable and other accrued liabilities	50,709
Customer deposits	18,007
Notes and mortgage payable	344,052
Due to Levitt Corporation	67,831

Liabilities deconsolidated	$480,599

Net equity/negative investment	$(107,263)

The loss in excess of investment in subsidiary is comprised of:

Net equity/negative investment	(107,263)
Due to Levitt Corporation	67,831

Deferred revenue	(15,780)

$(55,212)

     Included in the loss in excess of investment in subsidiary was approximately $15.8 million associated with deferred revenue related to intra-segment sales between Levitt and Sons and Core Communities.
     The following condensed consolidated financial statements of Levitt and Sons have been prepared in conformity with Statement of
Position 90-7 “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”), which requires that the liabilities subject to compromise by the Bankruptcy Court are reported separately from the liabilities not subject to compromise, and that all transactions directly associated with the Plan be reported separately as well. Liabilities subject to compromise include pre-petition unsecured claims that may be settled at amounts that differ from those recorded in Levitt and Sons’ condensed consolidated statements of financial condition.

Levitt and Sons
Condensed Consolidated Statements of Financial Condition
As of December 31, 2007 and 2006
(In thousands)

	2007	2006
Assets
Cash	$5,365	13,333
Inventory	208,686	664,572
Property and equipment	55	2,190
Other assets	23,810	26,417

Total assets	$237,916	706,512

Liabilities and Shareholders’ Equity
Accounts payable and other accrued liabilities	$469	43,411
Customer deposits	—	41,738
Current income tax payable	—	8,467
Notes and mortgage notes payable	—	417,907
Due to Levitt Corporation	748	59,414
Due to Core Communities	—	14,063
Liabilities subject to compromise (A)	354,748	—
Shareholder’s (deficit) equity	$(118,049)	121,512

Total liabilities and shareholder’s equity	$237,916	706,512

(A) Liabilities Subject to Compromise
     Liabilities subject to compromise in Levitt and Sons’ condensed consolidated statements of financial condition as of December 31, 2007 refer to both secured and unsecured obligations that will be accounted for under the Plan, including claims incurred prior to the Petition Date. They represent the debtors’ current estimate of the amount of known or potential pre-petition claims that are subject to restructuring in the Chapter 11 Cases. Such claims remain subject to future adjustments.
     Liabilities subject to compromise at December 31, 2007 were as follows, in thousands:

Accounts payable and other accrued liabilities	$54,619
Customer deposits	17,451
Due to Levitt Corporation	87,182
Deficiency claim associated with secured debt	38,552
Notes and mortgage payable	156,944

Total liabilities subject to compromise	$354,748

Levitt and Sons
Condensed Consolidated Statements of Operations
Years Ended December 31, 2007, 2006 and 2005
(In thousands)

	2007	2006	2005
Revenues
Sales of real estate	$397,561	500,719	438,367
Other revenues	2,245	4,070	3,750

Total revenues	399,806	504,789	442,117

Costs and expenses
Cost of sales of real estate	562,763	440,059	347,008
Selling, general and administrative expenses	70,848	77,858	57,403

Total costs and expenses	633,611	517,917	404,411

Reorganization items, net	(3,525)	—	—
Other income, net of interest and other expense	(1,928)	(560)	(2,779)

(Loss) income before income taxes	(239,258)	(13,688)	34,927
(Provision) benefit for income taxes	(303)	4,749	(12,691)

Net (loss) income	$(239,561)	(8,939)	22,236

27. Subsequent Event
Acquisition of common stock
     As of March 17, 2008, the Company, together with, Woodbridge Equity Fund LLLP, a newly formed limited liability limited partnership, wholly-owned by the Company, had purchased 3,000,200 shares of Office Depot, Inc. (“Office Depot”) common stock, which represents approximately one percent of Office Depot’s outstanding stock, at a cost of approximately $34.0 million. In connection with the acquisition of this ownership interest, on March 17, 2008, the Company delivered notice to Office Depot of the Company’s intent to nominate two nominees to stand for election to Office Depot’s Board of Directors. One of the nominees, Mark D Begelman, was the President and Chief Operating Officer of Office Depot from 1991 to 1995 and is currently an officer of BankAtlantic. Also on March 17, 2008, the Company, together with Woodbridge Equity Fund LLLP and other participants in the proxy solicitation, filed a preliminary proxy statement with the SEC in connection with the solicitation of proxies in support of the election of the two nominees. The Company has agreed to indemnify each nominee against certain losses and expenses which such nominees may incur in connection with the proxy solicitation and their efforts to gain election to the Office Depot board. In addition, the Company has filed a complaint in the Delaware Court of Chancery seeking, among other things, a court order declaring that the nomination of the two nominees at the Office Depot annual meeting is valid.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     As of the end of the period covered by this Annual Report on Form 10-K, our management evaluated, with the participation of our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer have concluded that, as of December 31, 2007 our disclosure controls and procedures were effective to ensure the information required to be disclosed in the reports that we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and was accumulated and communicated to our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, as appropriate to allow for timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and are subject to certain limitations, including the exercise of judgment by individuals, the difficulty in identifying unlikely future events and the difficulty in eliminating misconduct completely.
Management’s Report on Internal Control over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). With the participation of our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, our management evaluated as of December 31, 2007 the effectiveness of our internal control over financial reporting. The evaluation was conducted based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
(a)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(b)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(c)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material affect on the Company’s financial statements.
     Our management concluded, based on its evaluation of the effectiveness of our internal control over financial reporting described above, that our internal control over financial reporting was effective as of December 31, 2007.
     PricewaterhouseCoopers LLP, our independent registered certified public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2007 as stated in its report which appears in this Annual report on Form 10-K. See Item 8. Financial Statements and Supplementary Data.

Changes in Internal Control Over Financial Reporting
     There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
/s/ Alan B. Levan
Alan B. Levan
Chief Executive Officer
March 17, 2008
/s/ Patrick M. Worsham
Patrick M. Worsham
Acting Chief Financial Officer
March 17, 2008
/s/ Jeanne T. Prayther
Jeanne T. Prayther
Chief Accounting Officer
March 17, 2008
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     The information required for this item is incorporated by reference from our Proxy Statement to be filed with the SEC no later than 120 days after the end of the year covered by this Form 10-K, or, alternatively, by amendment to this Form 10-K under cover of Form 10K/A not later than the end of such 120 day period.
ITEM 11. EXECUTIVE COMPENSATION
     The information required for this item is incorporated by reference from our Proxy Statement to be filed with the SEC no later than 120 days after the end of the year covered by this Form 10-K, or, alternatively, by amendment to this Form 10-K under cover of Form 10K/A not later than the end of such 120 day period.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information required for this item (other than the information related to our equity compensation plans set forth below) is incorporated by reference from our Proxy Statement to be filed with the SEC no later than 120 days after the end of the year covered by this Form 10-K, or, alternatively, by amendment to this Form 10-K under cover of Form 10K/A not later than the end of such 120 day period.
     The following table contains information, as of December 31, 2007, concerning our equity compensation plans:

	Number of securities to be issued	Weighted average exercise	Number of securities
	upon exercise of outstanding	price of outstanding	remaining available for
Plan Category	options, warrants or rights	options, warrants and rights	future issuance
Equity compensation plans approved by security holders	1,862,390	$17.33	1,137,610
Equity compensation plans not approved by security holders	—	—	—

Total	1,862,390	$17.33	1,137,610

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     The information required for this item is incorporated by reference from our Proxy Statement to be filed with the SEC no later than 120 days after the end of the year covered by this Form 10-K, or, alternatively, by amendment to this Form 10-K under cover of Form 10K/A not later than the end of such 120 day period.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
     The information required for this item is incorporated by reference from our Proxy Statement to be filed with the SEC no later than 120 days after the end of the year covered by this Form 10-K, or, alternatively, by amendment to this Form 10-K under cover of Form 10K/A not later than the end of such 120 day period.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)	Documents Filed as Part of this Report:
(1)	Financial Statements

The following consolidated financial statements of Levitt Corporation and its subsidiaries are included herein under Part II, Item 8 of this Report.
Report of Independent Registered Certified Public Accounting Firm dated March 17, 2008
Consolidated Statements of Financial Condition as of December 31, 2007 and 2006.
Consolidated Statements of Operations for each of the years in the three year period ended December 31, 2007.
Consolidated Statements of Comprehensive (Loss) Income for each of the years in the three year period ended December 31, 2007.
Consolidated Statements of Shareholders’ Equity for each of the years in the three year period ended December 31, 2007.
Consolidated Statements of Cash Flows for each of the years in the three year period ended December 31, 2007.
Notes to Consolidated Financial Statements.
(2)	Financial Statement Schedules

All schedules are omitted as the required information is either not applicable or is presented in the financial statements or related notes.

(3)	Exhibits

The following exhibits are either filed as a part of this Report or are incorporated herein by reference to documents previously filed as indicated below:

Exhibit
Number	Description	Reference
3.1	Amended and Restated Articles of Incorporation	Exhibit 2.1 to the Registrant’s Registration Statement on Form 8-A, filed on December 12, 2003

3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation	Appendix A to the Registrant’s 2007 Proxy Statement, filed on September 6, 2007

3.3	Amended and Restated By-laws, as Amended	Filed with this Report

10.1	Levitt Corporation Amended and Restated 2003 Stock Incentive Plan	Appendix A to the Registrant’s 2006 Proxy Statement, filed on April 17, 2006

10.2	Levitt Corporation 2004 Performance-Based Annual Incentive Plan	Appendix D to the Registrant’s 2004 Proxy Statement, filed on April 20, 2004

Exhibit
Number	Description	Reference
10.3	Amended and Restated Trust Agreement among Levitt Corporation, as Depositor, JP Morgan Chase Bank, National Association, as Property Trustee, Chase Bank USA, National Association, as Delaware Trustee, and the Administrative Trustees Named Therein, as Administrative Trustees, dated as of March 15, 2005	Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on May 10, 2005

10.4	Junior Subordinated Debenture between Levitt Corporation and JP Morgan Chase Bank, National Association, as Trustee, dated as of March 15, 2005	Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed on May 10, 2005

10.5	Revolving Loan Agreement by and among Tradition Development Company, LLC, Horizons St. Lucie Development, LLC, Horizons Acquisition 7, LLC and Tradition Mortgage, LLC, as Borrower, Core Communities, LLC, as Guarantor, and Wachovia Bank, National Association, as Lender, dated as of April 8, 2005	Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed on May 10, 2005

10.6	Unconditional Guaranty of Core Communities, LLC, as Guarantor, in favor of Wachovia Bank, National Association, dated as of April 8, 2005	Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, filed on May 10, 2005

10.7	Amended and Restated Trust Agreement among Levitt Corporation, as Depositor, Wilmington Trust Company, as Property Trustee, Wilmington Trust Company, as Delaware Trustee, and the Administrative Trustees Named Therein, as Administrative Trustees, dated as of May 4, 2005	Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q, filed on May 10, 2005

10.8	Junior Subordinated Debenture between Levitt Corporation and Wilmington Trust Company, as Trustee, dated as of May 4, 2005	Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q, filed on May 10, 2005

10.9	Revolving Working Capital, Land Acquisition and Development and Residential Construction Borrowing Base Facility Agreement by and among Levitt and Sons, LLC and Ohio Savings Bank, dated as of March 21, 2007	Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q, filed on November 9, 2007

10.10	Assumption and Modification of Note and Loan Agreement by and among Levitt and Sons, LLC, Levitt Corporation and AmTrust Bank (f/k/a Ohio Savings Bank), dated as of October 25, 2007	Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q, filed on November 9, 2007

10.11	Executive Services Agreement by and among Levitt Corporation and Tatum, LLC, dated as of December 5, 2007, relating to the employment of Patrick Worsham	Filed with this Report

12.1	Statement re Computation of Ratios — Ratio of Earnings to Fixed Charges	Filed with this Report

14.1	Code of Business Conduct and Ethics	Filed with this Report

21.1	Subsidiaries of the Registrant	Filed with this Report

23.1	Consent of PricewaterhouseCoopers LLP	Filed with this Report

Exhibit
Number	Description	Reference

23.2	Consent of Ernst & Young LLP	Filed with this Report

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed with this Report

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed with this Report

31.3	CAO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed with this Report

32.1	CEO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished with this Report

32.2	CFO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished with this Report

32.3	CAO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished with this Report

99.1	Audited financial statements of Bluegreen Corporation for the three years ended December 31, 2007	Filed with this Report

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEVITT CORPORATION
March 17, 2008	By:	/s/Alan B. Levan
Alan B. Levan
Chairman of the Board of Directors, Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Alan B. Levan Alan B. Levan	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 17, 2008

/s/ John E. Abdo John E. Abdo	Vice-Chairman of the Board	March 17, 2008

/s/ Seth M. Wise Seth M. Wise	President	March 17, 2008

/s/ Patrick M. Worsham Patrick M. Worsham	Acting Chief Financial Officer (Principal Financial Officer)	March 17, 2008

/s/ Jeanne T. Prayther Jeanne T. Prayther	Chief Accounting Officer (Principal Accounting Officer)	March 17, 2008

/s/ James Blosser James Blosser	Director	March 17, 2008

/s/ Darwin C. Dornbush Darwin C. Dornbush	Director	March 17, 2008

/s/ S. Lawrence Kahn, III S. Lawrence Kahn, III	Director	March 17, 2008

/s/ Alan Levy Alan Levy	Director	March 17, 2008

/s/ Joel Levy Joel Levy	Director	March 17, 2008

/s/ William R. Nicholson William R. Nicholson	Director	March 17, 2008

/s/ William R. Scherer William R. Scherer	Director	March 17, 2008