Form 10-K/A
period 2007-12-31
LEVITT CORP
filed 2008-04-29
CIK 1218320

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
As of June 30, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $155.4 million based on the $9.43 closing sale price as reported on the New York Stock Exchange.
The number of shares outstanding for each of the registrant’s classes of common stock, as of April 21, 2008, is as follows:

Class of Common Stock	Shares Outstanding
Class A Common Stock, Par Value $0.01 Per Share	95,040,731
Class B Common Stock, Par Value $0.01 Per Share	1,219,031
Documents Incorporated by Reference
None.

EXPLANATORY NOTE
This Amendment No. 1 to Annual Report on Form 10-K/A is being filed by Levitt Corporation (the “Company”) to amend the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission (the “SEC”) on March 17, 2008, to include the remaining information required by Items 10-14 of Part III of Form 10-K.

Levitt Corporation
Amendment No. 1 to
Annual Report on Form 10-K/A
for the year ended December 31, 2007

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Directors and Executive Officers
The following table sets forth the names, ages and positions of the executive officers and directors of the Company as of April 21, 2008.

Name	Age	Position
Alan B. Levan	63	Chairman of the Board, Chief Executive Officer and Director
John E. Abdo	64	Vice Chairman of the Board and Director
Seth M. Wise	38	President
Patrick M. Worsham	58	Acting Chief Financial Officer and Acting Chief Accounting Officer
James Blosser	70	Director
Darwin Dornbush	78	Director
S. Lawrence Kahn, III	61	Director
Alan J. Levy	68	Director
Joel Levy	68	Director
William Nicholson	62	Director
William Scherer	60	Director
The following additional information is provided for each of the above-named individuals. Officers serve at the discretion of the Board of Directors. There is no family relationship between any of the directors or executive officers, and there is no arrangement or understanding between any director or executive officer and any other person pursuant to which the director or executive officer was selected.
Alan B. Levan has been Chairman of the Board and Chief Executive Officer of the Company since 1985. Mr. Levan formed the I.R.E. Group (predecessor to BFC Financial Corporation, the Company’s controlling shareholder (“BFC”)) in 1972. Since 1978, he has been Chairman of the Board, President and Chief Executive Officer of BFC or its predecessors. He has been Chairman of the Board and Chief Executive Officer of BankAtlantic Bancorp, Inc. (“BankAtlantic Bancorp”) since 1994, Chairman of the Board of BankAtlantic since 1987 and Chairman of Bluegreen Corporation (“Bluegreen”) since 2002.
John E. Abdo has been Vice Chairman of the Board of the Company since April 2001 and has served as a director of the Company since 1985. Mr. Abdo has been Vice Chairman of BankAtlantic since April 1987 and Chairman of the Executive Committee of BankAtlantic since October 1985. He has been a director of BFC since 1988 and Vice Chairman of the Board of BFC since 1993. He has been a director and Vice Chairman of the Board of BankAtlantic Bancorp since 1994. He is also a director of Benihana, Inc. (“Benihana”), a publicly-held company which operates Asian-themed restaurant chains, and has been a director and Vice Chairman of Bluegreen since 2002.
Seth M. Wise was named President of the Company in July 2005 after serving as Executive Vice President of the Company since September 2003. In 2006, Mr. Wise became President of Levitt and Sons, LLC (“Levitt and Sons”), a wholly-owned subsidiary of the Company which filed for bankruptcy protection and was deconsolidated from the Company as of November 9, 2007. Previously, Mr. Wise was a Vice President of Abdo Companies, Inc., a South-Florida-based private real estate development company controlled by John E. Abdo.
Patrick M. Worsham was appointed Acting Chief Financial Officer in January 2008. Mr. Worsham also currently serves as Acting Chief Accounting Officer. Mr. Worsham is a Partner of Tatum LLC, an executive services firm. Between 2001 and 2007, when Mr. Worsham joined Tatum LLC, Mr. Worsham performed consulting services for and served as the Acting Chief Financial Officer of a start-up advertising business and was a private real estate investor, managing a portfolio consisting of several residential properties in Florida.
James Blosser has served as a director of the Company since 2001. He has been an attorney with the law firm of Blosser & Sayfie since 2001.

Darwin Dornbush has served as a director of the Company since 2003. Mr. Dornbush is a senior partner in the law firm of Dornbush Schaeffer Strongin & Venaglia, LLP. He has served as Secretary of Benihana and its predecessor since 1983, and he has been a director of Benihana since 1995. Mr. Dornbush has served as Secretary and, since 1980, he has been a director of Benihana of Tokyo, the parent company of Benihana. Mr. Dornbush is also a director of Cantel Medical Corp., a healthcare company.
S. Lawrence Kahn, III has served as a director of the Company since 2003. He has been the President and Chief Executive Officer since 1986 of Lowell Homes, Inc., a Florida corporation engaged in the business of homebuilding. Mr. Kahn also serves as a director of the Great Florida Bank.
Alan J. Levy has served as a director of the Company since 2005. He is the founder and, since 1980, has served as the President and Chief Executive Officer of Great American Farms, Inc., an agricultural company involved in the farming, marketing and distribution of a variety of fruits, vegetables and meat products.
Joel Levy has served as a director of the Company since 2003. He has been the Vice Chairman of the Board of Adler Group, Inc., a commercial real estate company, since 1984, and served as the Chief Operating Officer of Adler Group, Inc. from 1984 through 2006. Since 2007, Mr. Levy has also served as President and Chief Executive Officer of JLRE Consulting, Inc.
William Nicholson has served as a director of the Company since 2003. He has been a principal with Heritage Capital Group since 2003.
William Scherer has served as a director of the Company since 2001. He has been an attorney in the law firm of Conrad & Scherer, LLP since 1974.
Section 16(a) Beneficial Ownership Reporting Compliance
Based solely upon a review of the copies of the forms furnished to the Company and written representations that no other reports were required, the Company believes that during the year ended December 31, 2007, all filing requirements under Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), applicable to its officers, directors and greater than 10% beneficial owners were complied with on a timely basis.
Code of Ethics
The Company has a Code of Business Conduct and Ethics that applies to all directors, officers and employees of the Company, including its principal executive officer, principal financial officer and principal accounting officer. The Company will post amendments to or waivers from the Code of Business Conduct and Ethics to the extent applicable to the Company’s principal executive officer, principal financial officer or principal accounting officer on its website at www.levittcorporation.com. There were no such amendments to or waivers from the Code of Business Conduct and Ethics during 2007.
Audit Committee Members and Financial Expert
The Board of Directors has established an Audit Committee. The Audit Committee consists of Joel Levy, Chairman, William Nicholson and S. Lawrence Kahn, III. The Board of Directors has determined that Mr. Levy is qualified as an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K and is “independent” within the meaning of the listing standards of the New York Stock Exchange and applicable SEC rules and regulations relating to directors serving on audit committees.

ITEM 11. EXECUTIVE COMPENSATION.
Compensation Discussion and Analysis
Overview of Compensation Program
The Compensation Committee of the Board (referred to within this section as the “Committee”) administers the compensation program for the Company’s executive officers. The Committee reviews and determines all executive officer compensation, administers the Company’s equity incentive plans (including reviewing and approving grants to the Company’s executive officers), makes recommendations to shareholders with respect to proposals related to compensation matters and generally consults with management regarding employee compensation programs.
The Committee’s charter reflects these responsibilities, and the Committee and the Board of Directors periodically review and, if appropriate, revise the charter. The Board of Directors determines the Committee’s membership, which is composed entirely of independent directors. The Committee meets at regularly scheduled times during the year, and it may also hold specially scheduled meetings and take action by written consent. At Board meetings, the Chairman of the Committee reports on Committee actions and recommendations, as he deems appropriate. Executive compensation is reviewed at executive sessions of non-management and independent members of the Board.
Throughout this Amendment No. 1 to Annual Report on Form 10-K/A, the term “Named Executive Officers” is used to refer collectively to the individuals included on the “Summary Compensation Table” on page 8.
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
Role of Executive Officers in Compensation Decisions
The Committee makes all compensation decisions for the Named Executive Officers and the Company’s other executive officers and approves recommendations regarding equity awards to all of the Company’s employees. The Chief Executive Officer annually reviews the performance of each of the Named Executive Officers (other than himself, whose performance is reviewed by the Committee). The conclusions reached and recommendations based on these reviews, including those with respect to setting and adjusting base salary, annual cash incentive awards and stock option awards, are presented to the Committee. The Committee can exercise its discretion in modifying upward or downward any recommended amounts or awards to executive officers. In 2007, the Committee accepted without modification the recommendations of the Chief Executive Officer with respect to the base salary paid or to be paid and the stock option awards granted or to be granted by the Company to its executive officers, but the Committee made a determination to pay only one of the Named Executive Officers, Mr. Hegener, a bonus under the Company’s 2007 annual incentive and bonus program.

Executive Officer Compensation Components
For the fiscal year ended December 31, 2007, the principal components of compensation for the Named Executive Officers were:
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
With respect to base salary decisions for the Chief Executive Officer, the Committee made an assessment of Mr. Levan’s past performance as Chief Executive Officer and its expectations as to his future contributions to the Company, as well as the factors described above for the other Named Executive Officers, including examining market compensation levels and trends and evaluating his individual performance and the Company’s financial condition, operating results and attainment of strategic objectives. In evaluating the performance of Mr. Levan for purposes of not only his base salary, but also any cash bonus under the Company’s annual incentive and bonus program and stock option awards under the Company’s long-term equity incentive compensation program, the Committee considered Mr. Levan’s overall performance, his leadership in raising capital and his critical assessment of the issues facing the Company during 2007.
The annual base salaries paid to Messrs. Levan and Abdo from January 1, 2007 through September 30, 2007 increased approximately 4% from their respective base salaries for the comparable period of 2006. However, based on market conditions and the impact of these market conditions on the Company in 2007, at the request of Messrs. Levan and Abdo, the 2007 annual base salary of each of Messrs. Levan and Abdo was decreased to $1, effective October 1, 2007.
For 2008, based on current market conditions and the recommendation of the Chief Executive Officer, the Committee did not grant any increase in Mr. Wise’s 2008 base salary from 2007. The Committee has not yet determined the 2008 base salaries for either of Messrs. Levan and Abdo and has engaged a third party consultant to assist it in doing so. While Mr. Hegener remains the President of Core Communities, LLC, the Company’s wholly-owned master-planned community development subsidiary (“Core Communities”), based on the new direction of the Company and its intention to broaden its activities beyond its current real estate operations, Mr. Hegener will not be deemed to be an executive officer of the Company during 2008. Additionally, effective January 11, 2008, Mr. Scanlon resigned as Executive Vice President and Chief Financial Officer of the Company. In connection with his resignation, the Company entered into an agreement with Mr. Scanlon, pursuant to which Mr. Scanlon will provide certain services to the Company through December 31, 2008, and the Company will pay an aggregate of $175,000 and will provide certain benefits to Mr. Scanlon over the period.

Annual Incentive and Bonus Program
The Company’s annual incentive and bonus program is a cash bonus plan designed to promote performance and achievement of corporate strategic goals and initiatives, encourage the growth of shareholder value, and allow executives, including the Named Executive Officers, to participate in the growth and profitability of the Company. This program historically included elements tied to the achievement of pre-established, objective individual and company-wide annual financial performance goals. These goals are established during the Company’s annual budget cycle, and the portion of an executive officer’s cash bonus under the plan that is related to financial performance goals varies based upon the impact that he or she has on the financial performance of the Company as a whole and his or her respective division. The Company’s annual incentive and bonus program also includes a discretionary element tied to a subjective evaluation of overall performance in areas outside those that can be objectively measured from financial results. Each executive officer’s bonus is intended to take into account corporate and individual components, which are weighted according to the executive officer’s responsibilities.
Because of the challenging economic and market conditions existing in the real estate industry, no objective financial criteria were set under the Company’s annual incentive and bonus program for 2007. Accordingly, in 2007, only discretionary bonuses were paid under the Company’s annual incentive and bonus program. The potential bonuses ranged from 60% to 150% of the Named Executive Officer’s base salary and were payable at the discretion of the Committee based on subjective factors, which included Company performance, market conditions and the level of compensation paid to executives with similar responsibilities at comparable companies. Mr. Hegener was awarded a discretionary bonus of $650,000 under the Company’s annual incentive and bonus program for his services to the Company during 2007. This bonus was accrued by the Company during the year. Given the Company’s reduction in workforce during 2007 and its goal of reducing expenses, none of the other Named Executive Officers were granted a discretionary bonus under the Company’s annual incentive and bonus program for 2007.
The Committee established objective financial criteria for potential bonuses to Messrs. Levan and Abdo under the Company’s 2008 annual incentive and bonus program tied to the Company’s consolidated gross revenues, subject to reduction in the sole discretion of the Committee. With respect to the other participants in the Company’s 2008 annual incentive and bonus program, the Committee determined that it would not be possible to establish objective financial criteria for the individuals and, accordingly, any bonus paid to them for their services to the Company in 2008 will be paid at the discretion of the Committee based on subjective factors similar to those set forth above for the 2007 annual incentive and bonus program. The Committee determined that Mr. Wise will be eligible for a discretionary bonus for 2008 of up to 60% of his 2008 base salary. As described above, effective January 11, 2008, Mr. Scanlon resigned as Executive Vice President and Chief Financial Officer of the Company and, accordingly, will not be eligible to receive a bonus under the Company’s annual incentive and bonus program for 2008.
In addition to being eligible for a cash bonus under the Company’s annual incentive and bonus program, the Named Executive Officers are eligible for a cash award under the Company’s Corporate Goal Bonus Plan (the “Goals Plan”). The Goals Plan provides a quarterly payout to all of the Company’s employees, including the Named Executive Officers, in an amount equal to a percentage of not more than 6% of an employee’s quarterly base salary payable at the discretion of the Company after taking into account certain pre-established quarterly goals. In 2007, a total of $22,464 in cash was awarded to the Named Executive Officers under the Goals Plan as follows:

Alan B. Levan	$6,708
John E. Abdo	8,175
Paul J. Hegener	1,008
George P. Scanlon	2,465
Seth M. Wise	4,108
Long-Term Equity Incentive Compensation
The Company’s long-term equity incentive compensation program provides an opportunity for the Named Executive Officers, and the Company’s other executive officers, to increase their stake in the Company through grants of options to purchase shares of the Company’s Class A common stock (“Class A Stock”). This program encourages executive officers to focus on the Company’s long-term performance by aligning the executive officers’ interests with those of the Company’s shareholders, since the ultimate value of such compensation is directly dependent on the stock price. The Committee believes that providing the Named Executive Officers and others with opportunities to acquire an interest in the growth and prosperity of the Company through the grant of stock options enables the Company to attract and retain qualified and experienced executive officers and offer additional long-term incentives.
The Committee’s grant of stock options to the Named Executive Officers is discretionary based on an assessment of the individual’s contribution to the success and growth of the Company, subject in any event to the limitations set by the Company’s Amended and Restated 2003 Stock Incentive Plan. Decisions by the Committee regarding grants of stock options to the Named Executive Officers are generally made based upon the recommendation of the Chief Executive Officer (other than with respect to decisions by the Committee regarding grants of stock options to the Chief Executive Officer), the level of the Named Executive Officer’s position with the Company, an evaluation of the Named Executive Officer’s past and expected future performance and the number of outstanding and previously granted stock options to the Named Executive Officer.
In 2007, all of the Named Executive Officers were granted options to purchase shares of Class A Stock, with an exercise price equal to the market value of such stock on the date of grant, and which vest on the fifth anniversary of the date of grant. The Committee believes that such stock options serve as a significant aid in the retention of executive officers, since these stock option awards do not vest until five years after the grant date.
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
The Committee believes that it is generally in the Company’s best interest to attempt to structure performance-based compensation, including stock option grants or performance-based restricted stock awards and annual bonuses, to executive officers who may be subject to Section 162(m) in a manner that satisfies the statute’s requirements for full tax deductibility for the compensation. In an effort to meet the requirements of Section 162(m), in 2004, the Company adopted its annual incentive and bonus program to provide performance based goals for the payment of cash bonuses to certain Named Executive Officers. However, the Committee also recognizes the need to retain flexibility to make compensation decisions that may not meet Section 162(m) standards when necessary to enable the Company to meet its overall objectives, even if the Company may not deduct all of the compensation. There can be no assurance that the objective criteria set under the Company’s annual incentive and bonus program, including, without limitation, the criteria set for Messrs. Levan and Abdo for 2008, will comply with the requirements of Section 162(m) nor can there be any assurance that all or any portion of the compensation that may be paid by the Company in 2008 or any future period will be deductible under Section 162(m).
Compensation Committee Report
The following Report of the Compensation Committee does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Company filing under the Securities Act of 1933 or the Exchange Act, except to the extent the Company specifically incorporates this Report by reference therein.
The Compensation Committee has reviewed and discussed the Company’s Compensation Discussion and Analysis with management. Based on this review and discussion, the Compensation Committee recommended to the Board of Directors that the Company’s Compensation Discussion and Analysis be included in this Amendment No. 1 to Annual Report on Form 10-K/A.
Submitted by the Members of the Compensation Committee:
S. Lawrence Kahn, III, Chairman
Alan Levy
William Nicholson

Compensation of Named Executive Officers
Summary Compensation Table
The following table sets forth certain summary information concerning compensation paid or accrued by the Company to or on behalf of the Named Executive Officers for the fiscal years ended December 31, 2007 and 2006. Officers of the Company who also serve as officers or directors of affiliates receive compensation from such affiliates for services rendered on behalf of the affiliates.

							Change in
							Pension Value
							and Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
Name and Principal Position	Year	Salary	Bonus(1)	Awards	Awards(2)	Compensation	Earnings	Compensation(3)	Total
Alan B. Levan,	2007	$400,400	$6,708	$—	$372,409	$—	$—	$1,500	$781.017
Chief Executive Officer (4)	2006	515,833	6,769	—	230,828	—	—	—	753,430

John E. Abdo,	2007	487,988	8,175	—	505,193	—	—	303,181	1,304,537
Vice Chairman (4)	2006	628,672	9,582	—	333,573	—	—	291,244	1,263,071

Paul J. Hegener,	2007	550,775	651,008	—	252,597	—	—	18,240	1,472,620
President, Core Communities	2006	403,092	6,354	—	166,789	—	—	16,600	592,835

George P. Scanlon,	2007	202,750	2,465	—	203,367	—	—	9,875	418,457
Former Executive Vice President and Chief Financial Officer (5)	2006	283,708	104,384	—	130,781	—	—	8,800	527,673

Seth M. Wise,	2007	323,343	4,108	—	188,945	—	—	16,200	532,596
President (6)	2006	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

(1)	The amounts for 2007 represent discretionary cash awards under the Goals Plan and, for Mr. Hegener, a discretionary bonus of $650,000 granted under the Company’s annual incentive and bonus program which was based on a subjective evaluation of his overall performance and contributions to the Company. Both the Goals Plan and the Company’s annual incentive and bonus program are more fully described in the “Compensation Discussion and Analysis” section above.

(2)	All options are to purchase shares of Class A Stock. The amounts for 2007 represent the dollar amounts recognized for financial statement reporting purposes for the fiscal year ended December 31, 2007, in accordance with FAS 123(R), without taking into account an estimate of forfeitures related to service-based vesting of stock option grants, including amounts from awards granted prior to 2007. Other than with respect to forfeitures, of which there were none during 2007, assumptions used in the calculation of these amounts are included in footnote 6 to the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 17, 2008. Additional information regarding these stock options awarded to the Named Executive Officers in 2007, including the grant date fair value of such stock options, is set forth in the “Grants of Plan-Based Awards – 2007” table below.

(3)	Items included under “All Other Compensation” for each of the Named Executive Officers for 2007 are set forth in the table below:

	Management		Company
	Fees Paid to		Contributions
	Abdo		to Retirement
	Companies,	Insurance	and	Auto
Name	Inc.	Premiums	401(k) Plans	Allowance	Total
Alan B. Levan	$—	$1,500	$—	$—	$1,500
John E. Abdo	301,681	1,500	—	—	303,181
Paul J. Hegener	—	—	9,000	9,240	18,240
George Scanlon	—	875	9,000	—	9,875
Seth M. Wise	—	—	9,000	7,200	16,200

Mr. Abdo is the principal shareholder and Chief Executive Officer of Abdo Companies, Inc.

During 2007, each of Messrs. Levan and Abdo received $1,500, and Mr. Scanlon received $875, as reimbursement for insurance premiums for waiving participation in the Company’s medical, dental and vision plans.

(4)	Each of Messrs. Levan and Abdo received non-qualified options to acquire 50,000 shares of Bluegreen’s common stock during 2007 at an exercise price of $11.98. The options vest on the fifth anniversary of the grant date and have a ten year term. The grant date fair value of the options computed in accordance with FAS 123(R) was $558,000.

(5)	Mr. Scanlon resigned as Executive Vice President and Chief Financial Officer of the Company, effective January 11, 2008.

(6)	Mr. Wise was not a named executive officer of the Company during 2006.
Grants of Plan-Based Awards – 2007
The following table sets forth certain information concerning grants of awards to the Named Executive Officers pursuant to the Company’s non-equity incentive plans in the fiscal year ended December 31, 2007.

								All Other	All Other
								Stock	Option		Grant Date
								Awards:	Awards:	Exercise or	Fair Value
		Estimated Possible Payouts Under						Number of	Number of	Base Price	of Stock
		Non-Equity Incentive Plan						Shares of	Securities	of Option	And
		Awards(1)						Stock or	Underlying	Awards	Option
Name	Grant Date	Threshold		Target		Maximum		Units	Options(2)	($ / Sh)	Awards(3)
Alan B. Levan	6/18/07	$	N/A	$	N/A	$	N/A	0	60,000	$9.16	$303,300
John E. Abdo	6/18/07		N/A		N/A		N/A	0	60,000	9.16	303,300
Paul J. Hegener(1)	6/18/07		N/A		N/A		N/A	0	30,000	9.16	151,650
George P. Scanlon(4)	6/18/07		N/A		N/A		N/A	0	25,000	9.16	126,375
Seth M. Wise	6/18/07		N/A		N/A		N/A	0	35,000	9.16	176,925

(1)	No objective financial criteria were set under the Company’s 2007 annual incentive and bonus program. Accordingly, none of the Named Executive Officers received any payments under the formula-based component of the Company’s 2007 annual incentive program. However, Mr. Hegener received a discretionary bonus under the Company’s 2007 annual incentive and bonus program. Mr. Hegener’s discretionary bonus is included in the “Bonus” column of the “Summary Compensation Table” above. The Company’s 2007 annual incentive and bonus program is described in the “Compensation Discussion and Analysis” section above.

(2)	All options are to purchase shares of Class A Stock, were granted under the Company’s Amended and Restated 2003 Stock Incentive Plan and vest on the fifth anniversary of the date of grant.

(3)	Represents the grant date fair value computed in accordance with FAS 123(R).

(4)	All of Mr. Scanlon’s unvested options to purchase shares of Class A Stock were forfeited in connection with his resignation as Executive Vice President and Chief Financial Officer of the Company, effective January 11, 2008.
Outstanding Equity Awards at Fiscal Year-End – 2007
The following table sets forth certain information regarding equity-based awards of the Company held by the Named Executive Officers as of December 31, 2007.

	Option Awards
				Equity
				Incentive
				Plan Awards:
	Number of	Number of		Number of
	Securities	Securities		Securities
	Underlying	Underlying		Underlying
	Unexercised	Unexercised		Unexercised	Option	Option
	Options	Options		Unearned	Exercise	Expiration
Name	Exercisable	Unexercisable(1)		Options	Price	Date
Alan B. Levan		60,000	(2)	N/A	$20.15	1/2/2014
		40,000	(3)		32.13	7/22/2015
		60,000	(4)		13.06	7/24/2016
		60,000	(6)		9.16	6/18/2017

John E. Abdo		90,000	(2)	N/A	20.15	1/2/2014
		60,000	(3)		32.13	7/22/2015
		60,000	(4)		13.06	7/24/2016
		60,000	(6)		9.16	6/18/2017

Paul J. Hegener		45,000	(2)	N/A	20.15	1/2/2014
		30,000	(3)		32.13	7/22/2015
		30,000	(4)		13.06	7/24/2016
		30,000	(6)		9.16	6/18/2017

George P. Scanlon		25,000	(5)(7)	N/A	23.40	8/23/2014
		30,000	(3)(7)		32.13	7/22/2015
		30,000	(4)(7)		13.06	7/24/2016
		25,000	(6)(7)		9.16	6/18/2017

Seth M. Wise		30,000	(2)	N/A	20.15	1/2/2014
		20,000	(3)		32.13	7/22/2015
		30,000	(4)		13.06	7/24/2016
		35,000	(6)		9.16	6/18/2017

(1)	All options are to purchase shares of Class A Stock.

(2)	Vests on January 2, 2009.

(3)	Vests on July 22, 2010.

(4)	Vests on July 24, 2011.

(5)	Vests on August 23, 2009.

(6)	Vests on June 18, 2012.

(7)	Forfeited on January 11, 2008 in connection with Mr. Scanlon’s resignation, effective as of that date, as Executive Vice President and Chief Financial Officer of the Company.
Option Exercises and Stock Vested — 2007
None of the Named Executive Officers exercised options to purchase shares of the Company’s common stock in the fiscal year ended December 31, 2007.
Potential Payments upon Termination or Change-in-Control
Mr. Scanlon resigned as the Company’s Executive Vice President and Chief Financial Officer, effective January 11, 2008. In connection with his resignation, the Company entered into an agreement with Mr. Scanlon, pursuant to which Mr. Scanlon will provide certain services to the Company through December 31, 2008, and the Company will pay an aggregate of $175,000 and will provide certain benefits to Mr. Scanlon over the period.
Compensation of Directors
The Compensation Committee recommends director compensation to the Board based on factors it considers appropriate and based on the recommendations of management. Currently, each non-employee director receives $100,000 per year for their service on the Board of Directors, payable in cash, restricted stock or non-qualified stock options, in such combinations as the director may elect, provided that no more than $50,000 may be paid in cash. The restricted stock and stock options are granted in Class A Stock under the Company’s Amended and Restated 2003 Stock Incentive Plan. Restricted stock vests monthly over a 12-month service period beginning on July 1 of each year and stock options are fully vested on the date of grant, have a ten-year term and have an exercise price equal to the closing market price of the Class A Stock on the date of grant. The number of stock options and restricted stock granted is determined by the Company based on assumptions and formulas typically used to value these types of securities. Members of the Audit Committee, other than its Chairman, receive an additional $10,000 per year for their service on that committee. The Chairman of the Audit Committee receives an additional $15,000 per year for his service as Chairman. The Chairman of the Compensation Committee and the Chairman of the Nominating and Corporate Governance Committee each receive an additional $3,500 per year for their service as Chairmen. Other than the Chairmen, members of the Compensation Committee and the Nominating and Corporate Governance Committee do not receive additional compensation for their service on those committees. Non-management directors who serve on the Investment Committee receive an additional $15,000 per year. Directors who are also officers of the Company do not receive additional compensation for their service as directors or for attendance at Board or Committee meetings.

Director Compensation – 2007
The following table sets forth certain information regarding the compensation paid to the Company’s non-employee directors for their service during the fiscal year ended December 31, 2007.

					Change
					in Pension
					Value and
					Nonqualified
				Non-Equity	Deferred
	Fees Earned or	Stock	Option	Incentive Plan	Compensation	All Other
Name	Paid in Cash	Awards (1)(3)	Awards(2)(3)	Compensation	Earnings	Compensation	Total

James Blosser	$49,042	$—	$49,990	N/A	N/A	0	$99,032
Darwin Dornbush	50,000	24,998	24,993	N/A	N/A	0	99,991
S. Lawrence Kahn, III	58,500	24,998	24,993	N/A	N/A	0	108,491
Alan J. Levy	50,000	—	49,990	N/A	N/A	0	99,990
Joel Levy	65,004	19,996	29,992	N/A	N/A	0	114,992
William R. Nicholson	75,000	—	49,990	N/A	N/A	0	124,990
William Scherer	50,000	—	49,990	N/A	N/A	0	99,990

(1)	All restricted stock awards are in shares of Class A Stock. The dollar amount represents the amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2007, in accordance with FAS 123(R), without taking into account an estimate of forfeitures related to service-based vesting of restricted stock grants, including amounts from awards granted prior to 2007. There were no forfeitures during 2007. The grant date fair value of the restricted stock awards computed in accordance with FAS 123(R) is $24,998 for each of Messrs. Dornbush and Kahn and $19,996 for Mr. Joel Levy.

(2)	All options are to purchase shares of Class A Stock. The dollar amount represents the amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2007, in accordance with FAS 123(R), without taking into account an estimate of forfeitures related to service-based vesting of stock option grants, including amounts from awards granted prior to 2007. Assumptions used in the calculation of these amounts are included in footnote 6 to the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 17, 2008. There were no forfeitures during 2007. The grant date fair value of the stock option awards computed in accordance with FAS 123(R) is $49,990 for each of Messrs. Blosser, Alan Levy, Nicholson and Scherer; $24,993 for each of Messrs. Dornbush and Kahn; and $29,992 for Mr. Joel Levy.

(3)	The table below sets forth the aggregate number of shares of restricted stock and the aggregate number of stock options held by each non-employee director as of December 31, 2007:

Name	Restricted Stock(a)	Stock Options(b)
James Blosser	—	30,883
Darwin Dornbush	4,294	21,430
S. Lawrence Kahn, III	5,845	19,638
Alan J. Levy	3,890	13,799
Joel Levy	3,122	24,680
William Nicholson	783	29,175
William Scherer	1,565	27,485

(a)	All restricted stock awards are in shares of Class A Stock.

(b)	All options are to purchase shares of Class A Stock.

Compensation Committee Interlocks and Insider Participation
The Board of Directors has designated Alan Levy, S. Lawrence Kahn, III and William R. Nicholson, none of whom are employees of the Company or any of its subsidiaries, to serve on the Compensation Committee. Alan B. Levan and John E. Abdo, the Company’s Chairman and Vice Chairman, respectively, are also executive officers of BFC. In addition, Messrs. Levan and Abdo are executive officers of BankAtlantic Bancorp and Chairman and Vice Chairman, respectively, of the Board of Directors of Bluegreen, each of which is an affiliate of the Company. During 2007, in addition to the compensation paid to them by the Company, each of Messrs. Levan and Abdo received compensation from BFC and from BankAtlantic Bancorp and each was granted stock options by Bluegreen.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Principal Shareholders of the Company
The following table sets forth, as of April 21, 2008, certain information as to the Company’s Class A Stock and Class B common stock (“Class B Stock”) beneficially owned by persons owning in excess of 5% of the outstanding shares of such stock. Management knows of no person, except as listed below, who beneficially owned more than 5% of the outstanding Class A Stock or Class B Stock as of April 21, 2008. Except as otherwise indicated, the information provided in the following table was obtained from filings with the SEC and with the Company pursuant to the Exchange Act. Addresses provided are those listed in the filings as the address of the person authorized to receive notices and communications. For purposes of the table below and the table set forth under “Security Ownership of Management,” in accordance with Rule 13d-3 under the Exchange Act, a person is deemed to be the beneficial owner of any shares of common stock (1) over which he or she has or shares, directly or indirectly, voting or investment power, or (2) of which he or she has the right to acquire beneficial ownership at any time within 60 days after April 21, 2008. As used herein, “voting power” is the power to vote, or direct the voting of, shares and “investment power” includes the power to dispose, or direct the disposition of, such shares. Unless otherwise noted, each beneficial owner has sole voting and sole investment power over the shares beneficially owned.

		Amount and
		Nature of
	Name and Address of	Beneficial
Title of Class	Beneficial Owner	Ownership		Percent of Class

Class A Stock	Tradewinds Global Investors, LLC 2049 Century Park East 20th Floor Los Angeles, CA 90067	24,867,212	(1)	26.16%

	BFC Financial Corporation 2100 West Cypress Creek Road Fort Lauderdale, Florida 33309	18,676,955	(2)	20.67

	Pennant Capital Management, LLC 40 Main Street Chatham, NY 07928	18,292,945	(3)	19.25

	Prescott Group Capital Management, L.L.C. 1924 S. Utica, #1120 Tulsa, Oklahoma 74104	6.093.850	(4)	6.41

	QVT Financial LP 1177 Sixth Avenue 9th Floor New York, New York 10036	5,662,244	(5)	5.96

	Robert E. Robotti 52 Vanderbilt Avenue 4th Floor New York, New York 10017-3808	5,654,357	(6)	5.95

Class B Stock	BFC Financial Corporation 2100 West Cypress Creek Road Fort Lauderdale, Florida 33309	1,219,031	(2)	100%

(1)	Tradewinds Global Investors, LLC has sole voting power over 21,711,030 of such shares and sole dispositive power over all of such shares.

(2)	The 18,676,955 shares of Class A Stock beneficially owned by BFC includes 6,145,582 shares of Class A Stock that, subject to certain exceptions, BFC has agreed not to vote. Class B Stock is convertible on a share-for-share basis into Class A Stock at any time at BFC’s discretion. BFC may be deemed to be controlled by Alan B. Levan and John E. Abdo, who collectively may be deemed to have an aggregate beneficial ownership of shares of BFC common stock representing 73.8% of the total voting power of BFC. Mr. Levan serves as Chairman and Chief Executive Officer of the Company and Chairman, President and Chief Executive Officer of BFC. Mr. Abdo serves as Vice Chairman of the Company and BFC.

(3)	Pennant Capital Management, LLC and Alan Fournier have shared voting and shared dispositive power over all shares listed.

(4)	Prescott Group Capital management, L.L.C has sole voting and dispositive power over all shares listed.

(5)	QVT Financial LP has shared voting and shared dispositive power over all shares listed.

(6)	Robert E. Robotti has sole voting and dispositive power over all shares listed.
Security Ownership of Management
Listed in the table below are the outstanding shares of Class A Stock and Class B Stock beneficially owned as of April 21, 2008 by (i) the Named Executive Officers, (ii) the Company’s directors as of such date and (iii) the Company’s directors and executive officers as of such date as a group. The address of all parties listed below is 2100 West Cypress Creek Road, Fort Lauderdale, Florida 33309.

	Class A	Class B	Percent of	Percent of
	Stock	Stock	Class A	Class B
	Ownership	Ownership	Stock	Stock
BFC Financial Corporation(1)	18,676,955	1,219,031	20.67%	100%
Alan B. Levan(1)(2)(3)	99,118	—	*	—
John E. Abdo(1)(3)(4)	39,626	—	*	—
Paul J. (“Pete”) Hegener	32,256	—	*	—
George P. Scanlon	—	—	—	—
Seth M. Wise(3)	5,298	—	*	—
James J. Blosser(5)	30,883	—	*	—
Darwin C. Dornbush(5)	34,849	—	*	—
S. Lawrence Kahn, III(5)	32,295	—	*	—
Alan Levy(5)	37,310	—	*	—
Joel Levy(5)	37,536	—	*	—
William R. Nicholson(5)	59,540	—	*	—
William R. Scherer(5)	79,695	—	*	—
All directors and executive officers of the Company as of April 21, 2008 as a group (11 persons)(1)(6)	19,133,105	1,219,031	21.11%	100%

*	Less than one percent of class.

(1)	The 18,676,955 shares of Class A Stock beneficially owned by BFC includes 6,145,582 shares of Class A Stock that, subject to certain exceptions, BFC has agreed not to vote. Class B Stock is convertible on a share-for-share basis into Class A Stock at any time at BFC’s discretion. BFC may be deemed to be controlled by Alan B. Levan and John E. Abdo, who collectively may be deemed to have an aggregate beneficial ownership of shares of BFC common stock representing 73.8% of the total voting power of BFC. Mr. Levan serves as Chairman and Chief Executive Officer of the Company and Chairman, President and Chief Executive Officer of BFC. Mr. Abdo serves as Vice Chairman of the Company and BFC.

(2)	Includes beneficial ownership of 547 shares of Class A Stock held indirectly.

(3)	Includes beneficial ownership of shares of Class A Stock held in the BankAtlantic Security Plus Plan as a result of BankAtlantic Bancorp’s previous ownership of the Company prior to the 2003 spin-off of the Company as follows: Alan B. Levan – 14,990 shares; John E. Abdo – 9,104 shares; and Seth M. Wise – 84 shares.

(4)	Includes beneficial ownership of 30,522 shares of Class A Stock held indirectly.

(5)	Includes beneficial ownership of the following shares of Class A Stock, which may be acquired within 60 days pursuant to stock options: Darwin C. Dornbush – 21,430 shares; Alan J. Levy – 13,808 shares; Joel Levy – 24,680 shares; James J. Blosser – 30,883 shares; William R. Nicholson – 29,175 shares; William R. Scherer – 27,485 shares; and S. Lawrence Kahn, III – 19,638 shares.

(6)	Includes beneficial ownership of 167,099 shares of Class A Stock, which may be acquired by the Company’s directors within 60 days pursuant to stock options held by them.

Equity Compensation Plan Information
Information with respect to the Company’s equity compensation plans is set forth in the Company’s Annual Report on Form 10-K, filed with the SEC on March 17, 2008.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
Review, Approval or Ratification of Transactions with Related Persons
The Board of Directors or a designated committee of the Board reviews and approves transactions in which the Company was or is to be a participant, the amount involved exceeded or will exceed $120,000 annually and any of the Company’s directors or executive officers, or their immediate family members, had or will have a direct or indirect material interest. When considering a related person transaction, the Company’s Board of Directors or the designated committee of the Board analyzes, among other factors it deems appropriate, whether such related person transaction was or is to be for the benefit of the Company and upon terms no less favorable to the Company than if the related person transaction was with an unrelated party. During 2007, no related person transaction occurred where this process was not followed.
Transactions with Related Persons
The Company and BankAtlantic Bancorp are under common control. The controlling shareholder of the Company and BankAtlantic Bancorp is BFC. BankAtlantic Bancorp is the parent company of BankAtlantic. The majority of BFC’s capital stock is owned or controlled by the Company’s Chairman and Chief Executive Officer, Alan B. Levan, and by the Company’s Vice Chairman, John E. Abdo, both of whom are also directors of the Company and executive officers and directors of each of BFC, BankAtlantic Bancorp and BankAtlantic. Messrs. Levan and Abdo are also the Chairman and Vice Chairman, respectively, of Bluegreen, a publicly-held company in which the Company has a significant investment.
The Company, BFC, BankAtlantic Bancorp and Bluegreen are parties to a shared services arrangement, pursuant to which a subsidiary of BFC provides the Company, BankAtlantic Bancorp and Bluegreen with various executive and administrative services. In 2007, the Company paid $1.1 million to BFC for risk management, investor relations and human resources services provided to the Company. An additional $101,000 was paid in 2007 to BankAtlantic Bancorp for miscellaneous expense reimbursements and property management services provided to the Company.
The Company maintains securities sold under repurchase agreements at BankAtlantic. The balance in its accounts at December 31, 2007 was $6.1 million, and BankAtlantic paid approximately $147,000 in interest to the Company in 2007.
The Company utilizes the services of Conrad & Scherer, LLP, a law firm in which William R. Scherer, a director of the Company, is a member. The Company paid fees aggregating $22,000 to this firm during the year ended December 31, 2007.
The Company has entered into an agreement with BankAtlantic, pursuant to which BankAtlantic agreed to host the Company’s information technology servers and to provide hosting, security and certain other information technology services to the Company. The annual amounts to be paid under this agreement are estimated to be approximately $120,000.
Certain of the Company’s executive officers separately receive compensation from affiliates of the Company for services rendered to those affiliates. Members of the Company’s Board of Directors and executive officers also have banking relationships with BankAtlantic in the ordinary course of BankAtlantic’s business.

Director Independence
The Board of Directors has affirmatively determined that the following five directors, James Blosser, S. Lawrence Kahn, III, Alan Levy, Joel Levy, and William Nicholson, who together comprise a majority of the members of the Board of Directors, are “independent” as such term is defined in the listing standards of the New York Stock Exchange and applicable law relating to the independence of directors.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
The following table presents fees for professional services rendered by PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm for fiscal 2007 and 2006 (“PwC”), for the audit of the Company’s annual consolidated financial statements for fiscal 2007 and 2006 and fees billed for audit-related services, tax services and all other services rendered by PwC for fiscal 2007 and 2006.

	Fiscal 2007	Fiscal 2006
(in thousands)
Audit fees (1)	$1,197	$1,060
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

(1)	Includes primarily fees for services related to the Company’s annual financial statement audits, the 2007 and 2006 audit of effectiveness of internal control over financial reporting and review of quarterly financial statements filed in the Company’s Quarterly Reports on Form 10-Q. The fiscal 2007 amount also includes fees relating to services performed by PwC with respect to the Company’s 2007 rights offering, the amendments to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2006 and Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2007 and the November 9, 2007 bankruptcy filing of Levitt and Sons and substantially all of its subsidiaries.
Under its charter, the Audit Committee must review and pre-approve both audit and permitted non-audit services provided by the independent certified public accounting firm and shall not engage the independent certified public accounting firm to perform any non-audit services prohibited by law or regulation. Additionally, the Audit Committee must determine whether the independent certified public accounting firm’s provision of services other than audit services is compatible with maintaining that firm’s independence. Each year, the independent certified public accounting firm’s retention to audit the Company’s financial statements, including the associated fee, is approved by the Audit Committee. Under its current practices, the Audit Committee does not regularly evaluate potential engagements of the independent certified public accounting firm and approve or reject such potential engagements. At each Audit Committee meeting, the Audit Committee receives updates on the services actually provided by the independent auditor, and management may present additional services for pre-approval. The Audit Committee may delegate to the Chairman of the Audit Committee the authority to evaluate and approve engagements on behalf of the Audit Committee in the event that a need arises for pre-approval between regular Audit Committee meetings. If the Chairman so approves any such engagements, he will report that approval to the full Audit Committee at the next Audit Committee meeting.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(a)	DOCUMENTS FILED AS PART OF THIS AMENDMENT NO. 1 TO ANNUAL REPORT ON FORM 10-K/A:
     (3) EXHIBITS
         The following exhibits are filed as a part of this Amendment No. 1 to Annual Report on Form 10-K/A:

Exhibit
Number	Description	Method of Filing

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Acting Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEVITT CORPORATION
Dated: April 29, 2008	By:	/s/ Alan B. Levan
Alan B. Levan,
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Alan B. Levan	Chairman of the Board and Chief Executive	April 29, 2008
Alan B. Levan	Officer (Principal Executive Officer)

/s/ John E. Abdo John E. Abdo	Vice-Chairman of the Board	April 29, 2008

/s/ Seth M. Wise Seth M. Wise	President	April 29, 2008

/s/ Patrick M. Worsham Patrick M. Worsham	Acting Chief Financial Officer and Acting Chief Accounting Officer (Principal Accounting Officer)	April 29, 2008

/s/ James Blosser	Director	April 29, 2008
James Blosser

/s/ Darwin C. Dornbush	Director	April 29, 2008
Darwin C. Dornbush

/s/ S. Lawrence Kahn, III	Director	April 29, 2008
S. Lawrence Kahn, III

/s/ Alan Levy	Director	April 29, 2008
Alan Levy

/s/ Joel Levy	Director	April 29, 2008
Joel Levy

/s/ William R. Nicholson	Director	April 29, 2008
William R. Nicholson

/s/ William R. Scherer	Director	April 29, 2008
William R. Scherer

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Acting Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002