Form 10-Q
period 2008-03-31
LEVITT CORP
filed 2008-05-12
CIK 1218320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
2200 West Cypress Creek Road
Fort Lauderdale, FL 33309
(Former name, former address and former fiscal year, if changed since last report)
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 5, 2008

Class A common stock, $0.01 par value	95,040,731
Class B common stock, $0.01 par value	1,219,031

Levitt Corporation
Quarterly Report on Form 10-Q for the quarterly period ended
March 31, 2008

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Levitt Corporation
Consolidated Statements of Financial Condition — Unaudited
(In thousands, except share data)

	March 31,	December 31,
	2008	2007
Assets
Cash and cash equivalents	$131,183	195,181
Restricted cash	1,869	2,207
Current income tax receivable	27,407	27,407
Inventory of real estate	234,223	227,290
Assets held for sale	95,775	96,214
Investments:
Bluegreen Corporation	116,340	116,014
Other equity securities	33,152	—
Other	2,565	2,565
Property and equipment, net	33,826	33,566
Other assets	12,354	12,407

Total assets	$688,694	712,851

Liabilities and Shareholders’ Equity

Accounts payable, accrued liabilities and other	$40,249	41,618
Liabilities related to assets held for sale	81,792	80,093
Notes and mortgage notes payable	177,067	189,768
Junior subordinated debentures	85,052	85,052
Loss in excess of investment in subsidiary	55,214	55,214

Total liabilities	439,374	451,745

Shareholders’ equity:
Preferred stock, $0.01 par value Authorized: 5,000,000 shares Issued and outstanding: no shares	—	—

Class A Common Stock, $0.01 par value Authorized: 150,000,000 shares Issued and outstanding: 95,040,731 shares	950	950

Class B Common Stock, $0.01 par value Authorized: 10,000,000 shares Issued and outstanding: 1,219,031 shares	12	12

Additional paid-in capital	336,693	336,795
Accumulated deficit	(88,968)	(78,537)
Accumulated other comprehensive income	633	1,886

Total shareholders’ equity	249,320	261,106

Total liabilities and shareholders’ equity	$688,694	712,851

See accompanying notes to unaudited consolidated financial statements.

Levitt Corporation
Consolidated Statements of Operations — Unaudited
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2008	2007
Revenues:
Sales of real estate	$154	141,298
Other revenues	746	1,912

Total revenues	900	143,210

Costs and expenses:
Cost of sales of real estate	28	112,908
Selling, general and administrative expenses	12,075	32,314
Interest expense	2,719	—
Other expenses	—	482

Total costs and expenses	14,822	145,704

Earnings from Bluegreen Corporation	526	1,744
Interest and other income	1,599	2,340

(Loss) income from continuing operations before income taxes	(11,797)	1,590
Provision for income taxes	—	(611)

(Loss) income from continuing operations	(11,797)	979
Discontinued operations:
Income (loss) from discontinued operations	1,366	(3)

Net (loss) income	$(10,431)	976

Basic (loss) earnings per common share:
Continuing operations	$(0.12)	0.05
Discontinued operations	0.01	—

Total basic (loss) earnings per common share	$(0.11)	0.05

Diluted (loss) earnings per common share:
Continuing operations	$(0.12)	0.05
Discontinued operations	0.01	—

Total diluted (loss) earnings per common share	$(0.11)	0.05

Weighted average common shares outstanding:
Basic	96,257	20,217
Diluted	96,257	20,228

Dividends declared per common share:
Class A common stock	$—	0.02
Class B common stock	$—	0.02
See accompanying notes to unaudited consolidated financial statements.

Levitt Corporation
Consolidated Statements of Comprehensive (Loss) Income — Unaudited
(In thousands)

	Three Months Ended
	March 31,
	2008	2007
Net (loss) income	$(10,431)	976

Other comprehensive loss:
Pro-rata share of unrealized loss recognized by Bluegreen Corporation on retained interests in notes receivable sold	(427)	(64)
Unrealized loss on other equity securities	(826)	—
Benefit for income taxes	—	25

Total unrealized loss, net of taxes	(1,253)	(39)

Total comprehensive (loss) income	$(11,684)	937

See accompanying notes to unaudited consolidated financial statements.

Levitt Corporation
Consolidated Statement of Shareholders’ Equity — Unaudited
Three Months Ended March 31, 2008
(In thousands)

							Accumulated
							Compre-
			Class A	Class B	Additional		hensive
	Class A	Class B	Common	Common	Paid-In	Accumulated	Income
	Shares	Shares	Stock	Stock	Capital	Deficit	(Loss)	Total
Balance at December 31, 2007	95,041	1,219	$950	12	336,795	(78,537)	1,886	261,106

Net loss	—	—	—	—	—	(10,431)	—	(10,431)

Pro-rata share of unrealized loss recognized by Bluegreen on sale of retained interests, net of tax	—	—	—	—	—	—	(427)	(427)

Issuance of Bluegreen common stock, net of tax	—	—	—	—	227	—	—	227

Unrealized loss on other equity securities, net of taxes	—	—	—	—	—	—	(826)	(826)

Share based compensation related to stock options and restricted stock	—	—	—	—	(329)	—	—	(329)

Balance at March 31, 2008	95,041	1,219	$950	12	336,693	(88,968)	633	249,320

See accompanying notes to unaudited consolidated financial statements.

Levitt Corporation
Consolidated Statements of Cash Flows — Unaudited
(In thousands)

	Three Months Ended
	March 31,
	2008	2007
Operating activities:
Net (loss) income	$(10,431)	976
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	943	906
Change in deferred income taxes	—	(945)
Earnings from Bluegreen Corporation	(526)	(1,744)
Earnings from unconsolidated trust	(55)	(55)
Earnings from real estate joint ventures	—	(3)
Share-based compensation expense related to stock options and restricted stock, net of reversal of expense related to forfeited stock options	(329)	811
Impairment of long lived assets	—	282
Changes in operating assets and liabilities:
Restricted cash	338	1,085
Inventory of real estate	(6,742)	(22,933)
Notes receivable	—	4,076
Other assets	585	3,031
Customer deposits	86	(10,338)
Accounts payable, accrued expenses and other liabilities	(1,700)	(8,435)

Net cash used in operating activities	(17,831)	(33,286)

Investing activities:
Investment in and advances to real estate joint ventures	—	(144)
Purchases of other equity securities	(33,978)	—
Distributions of capital from real estate joint ventures	—	5
Distributions from unconsolidated trusts	55	55
Capital expenditures	(804)	(9,332)

Net cash used in investing activities	(34,727)	(9,416)

Financing activities:
Proceeds from notes and mortgage notes payable	4,667	117,407
Repayment of notes and mortgage notes payable	(16,107)	(61,346)
Payments for debt offering costs	—	(804)
Cash dividends paid	—	(396)

Net cash (used in) provided by financing activities	(11,440)	54,861

(Decrease) increase in cash and cash equivalents	(63,998)	12,159
Cash and cash equivalents at the beginning of period	195,181	48,391

Cash and cash equivalents at the end of period	$131,183	60,550

Levitt Corporation
Consolidated Statements of Cash Flows — Unaudited
(In thousands)

	The Three Months
	Ended March 31,
	2008	2007
Supplemental cash flow information
Interest paid on borrowings, net of amounts capitalized	$2,849	(254)
Income taxes paid	—	4,370

Supplemental disclosure of non-cash operating, investing and financing activities:

Change in shareholders’ equity resulting from unrealized loss recognized from equity securities, net of tax	$(1,253)	(39)

Change in shareholders’ equity resulting from the issuance of Bluegreen common stock, net of tax	$227	(79)

Decrease in inventory from reclassification to property and equipment	$—	93

Increase in deferred tax liability due to cumulative impact of change in accounting for uncertainties in income taxes	$—	260
See accompanying notes to unaudited consolidated financial statements.

Levitt Corporation
Notes to Unaudited Consolidated Financial Statements
1. Presentation of Interim Financial Statements
     Levitt Corporation (“Levitt Corporation” or the “Company”) and its wholly-owned subsidiaries engage in business activities through its Land Division and Other Operations segment. Historically, the Company’s operations were primarily within the real estate industry, however, the Company’s current business strategy includes the opportunistic pursuit of investments and acquisitions within or outside of the real estate industry, as well as the continued development of master-planned communities.
     The Land Division consists of the operations of Core Communities, LLC (“Core Communities” or “Core”), which develops master-planned communities. Other Operations includes the operations at Levitt Corporation (“Parent Company”), Levitt Commercial, LLC (“Levitt Commercial”), an investment in Bluegreen Corporation (“Bluegreen”), an investment in Office Depot, Inc. (“Office Depot”), a homebuilding development in South Carolina, Carolina Oak Homes, LLC (“Carolina Oak”), and other investments through subsidiaries and joint ventures.
     The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-segment transactions have been eliminated in consolidation. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. The year end balance sheet data for 2007 was derived from the December 31, 2007 audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the Company’s consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Certain reclassifications have been made to prior periods’ consolidated financial statements to be consistent with the current period’s presentation.
     Prior to November 9, 2007, the Company also conducted homebuilding operations through Levitt and Sons, LLC (“Levitt and Sons”), which comprised the Company’s Homebuilding Division. The Homebuilding Division consisted of two reportable operating segments, the Primary Homebuilding segment and the Tennessee Homebuilding segment, which collectively developed single and multi-family homes specializing in both active adult and family communities in Florida, Georgia, South Carolina and Tennessee. As described in further detail in our Annual Report on Form 10-K for the year ended December 31, 2007, on November 9, 2007, Levitt and Sons and substantially all of its subsidiaries (the “Debtors”) filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the “Chapter 11 Cases”) in the United States Bankruptcy Court for the Southern District of Florida (the “Bankruptcy Court”), and Levitt Corporation deconsolidated Levitt and Sons as of that date eliminating all future operations of Levitt and Sons from Levitt Corporation’s financial results of operations. Therefore, in accordance with Accounting Research Bulletin (“ARB”) No. 51, the Company follows the cost method of accounting to record its interest in Levitt and Sons. Under cost method accounting, income will only be recognized to the extent of cash received in the future or when Levitt and Sons’ bankruptcy is concluded, at which time, any loss in excess of the investment in Levitt and Sons can be recognized into income, as described below.

     As a result of the deconsolidation, Levitt Corporation had a negative basis in the investment in Levitt and Sons because the subsidiary generated significant losses and intercompany liabilities in excess of its asset balances. This negative investment, “Loss in excess of investment in subsidiary”, is reflected as a single amount on the Company’s consolidated statement of financial condition as a $55.2 million liability as of March 31, 2008 and December 31, 2007. This balance was comprised of a negative investment in Levitt and Sons of $123.0 million, and outstanding advances due to Levitt Corporation from Levitt and Sons of $67.8 million. Included in the negative investment was approximately $15.8 million associated with deferred revenue related to intra-segment sales between Levitt and Sons and Core Communities.
     Since Levitt and Sons’ results are no longer consolidated and Levitt Corporation believes that it is not probable that it will be obligated to fund future operating losses at Levitt and Sons, any adjustments reflected in Levitt and Sons’ financial statements subsequent to November 9, 2007 are not expected to affect the results of operations of Levitt Corporation. The reversal of the Company’s liability into income will occur when Levitt and Sons’ bankruptcy is concluded and the amount of the Company’s remaining investment in Levitt and Sons’ is determined, or a final general release is provided to Levitt Corporation by Levitt and Sons and ratified by the Bankruptcy Court, thereby quantifying the final liability to Levitt Corporation. Levitt Corporation will continue to evaluate the cost method investment in Levitt and Sons on a quarterly basis to review the reasonableness of the liability balance.
2. Sale of Two Core Communities’ Commercial Leasing Projects — Discontinued Operations
     In June 2007, Core Communities began soliciting bids from several potential buyers to purchase assets associated with two of Core’s commercial leasing projects. Management determined it is probable that Core will sell these projects and, while Core may retain an equity interest in the properties and provide ongoing management services, the anticipated level of Core’s continuing involvement is not expected to be significant. Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) provides that assets recorded as available for sale should be sold within a one year period, however market conditions have deteriorated during the past nine months and as a result it is anticipated that the assets may not be sold by the end of June 2008. Core continues to actively market the assets and the assets are available for immediate sale in their present condition. While management believes the assets will be sold by June 2009, there is no assurance that these sales will be completed in the timeframe expected by management or at all. In accordance with SFAS No. 144, the results of operations for the projects and assets that are for sale have been accounted for as discontinued operations for all periods presented.
     The assets have been reclassified to assets held for sale and the related liabilities associated with these assets were also reclassified to liabilities related to assets held for sale in the consolidated statements of financial condition. Prior period amounts have been reclassified to conform to the current year presentation. Depreciation related to these assets held for sale ceased in June 2007. The Company has elected not to separate these assets in the consolidated statements of cash flows for all periods presented. While the commercial real estate market has generally not been as adversely affected as the residential real estate market, interest in commercial property is weakening and financing is not as readily available in the current market, which may adversely impact the profitability of the Company’s commercial property. Management has reviewed the net asset value and estimated the fair market value of the assets based on the bids received related to these assets and determined that these assets were appropriately recorded at the lower of cost or fair value less the costs to sell at March 31, 2008.

     The following table summarizes the assets held for sale and liabilities related to the assets held for sale for the two commercial leasing projects as of March 31, 2008 and December 31, 2007 (in thousands):

	March 31,	December 31,
	2008	2007
Property and equipment, net	$84,182	84,677
Other assets	11,593	11,537

Assets held for sale	$95,775	96,214

Accounts payable, accrued liabilities and other	$1,413	1,123
Notes and mortgage payable	80,379	78,970

Liabilities related to assets held for sale	$81,792	80,093

     The following table summarizes the results of operations for the two commercial leasing projects for the three months ended March 31, 2008 and 2007 (in thousands):

	March 31,	March 31,
	2008	2007
Revenue	$2,218	585
Costs and expenses	857	592

	1,361	(7)
Other income	5	2

Income (loss) before income taxes	1,366	(5)
Benefit for income taxes	—	2

Net income (loss)	$1,366	(3)

3. Stock Based Compensation
     On May 11, 2004, the Company’s shareholders approved the 2003 Levitt Corporation Stock Incentive Plan. On May 16, 2006, the Company’s shareholders approved the Amended and Restated 2003 Stock Incentive Plan (the “Plan”). The maximum number of shares of the Company’s Class A Common Stock that may be issued for restricted stock awards and upon the exercise of options under the Plan is 3,000,000 shares.
     The maximum term of options granted under the Plan is 10 years. The vesting period for each option grant is established by the Compensation Committee of the Board of Directors. Options granted to employees generally provide for five year cliff vesting and options granted to directors immediately vest. To date, option awards issued to employees become exercisable based solely on fulfilling a service condition. No stock options granted under the Plan have been exercised.
     Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), using the modified prospective transition method. SFAS No. 123R requires a public entity to measure compensation cost associated with awards of equity instruments based on the grant-date fair value of the awards over the requisite service period. SFAS No. 123R requires public entities to initially measure compensation cost associated with awards of liability instruments based on their current fair value. The fair value of that award is to be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period.

     In accordance with SFAS No. 123R, the Company estimates the grant-date fair value of its stock options using the Black-Scholes option-pricing model, which takes into account assumptions regarding the dividend yield, the risk-free interest rate, the expected stock-price volatility and the expected term of the stock options. The fair value of the Company’s stock option awards, which are primarily subject to five year cliff vesting, is expensed over the vesting life of the stock options using the straight-line method.
     The following table summarizes the stock options outstanding as of March 31, 2008 as well as activity during the three months then ended:

	Number of	Weighted
	Stock	Average Exercise
	Options	Price
Options outstanding at December 31, 2007	1,862,390	$17.33

Granted	—	—

Exercised	—	—

Forfeited	358,475	$16.57

Options outstanding at March 31, 2008	1,503,915	$17.51

Options exercisable at March 31, 2008	167,090	$15.34

     As of March 31, 2008, the weighted average remaining contractual lives of stock options outstanding and options exercisable were 7.7 years and 7.9 years, respectively.
     Non-cash stock compensation expense related to stock options for the three months ended March 31, 2008 amounted to approximately $676,000 and for the three months ended March 31, 2007 amounted to approximately $791,000.
     The Company also grants restricted stock, valued at the closing price of the Company’s Class A Common Stock on the New York Stock Exchange on the date of grant. Restricted stock is issued primarily to the Company’s directors and these grants typically vest over a one-year period. Compensation expense arising from restricted stock grants is recognized using the straight-line method over the vesting period. Unearned compensation for restricted stock is a component of additional paid-in capital in shareholders’ equity in the unaudited consolidated statements of financial condition. Non-cash stock compensation expense related to restricted stock for the three months ended March 31, 2008 and 2007 amounted to $17,000 and $20,000, respectively.
     Historically, forfeiture rates were estimated based on historical employee turnover rates. In accordance with SFAS No. 123R, companies are required to adjust forfeiture estimates for all awards with performance and service conditions through the vesting date so that compensation cost is recognized only for awards that vest. In the first quarter of 2008, there were substantial pre-vesting forfeitures as a result of the reductions in force related to the Company’s restructurings and the bankruptcy of Levitt and Sons. In accordance with SFAS No. 123R, pre-vesting forfeitures result in a reversal of compensation cost whereas a post-vesting cancellation would not. As a result, for the three months ended March 31, 2008, the Company adjusted its stock compensation expense to reflect actual forfeitures by a reversal of approximately $1.0 million in compensation expense related to pre-vested option forfeitures.

4. Inventory of Real Estate
     Inventory of real estate is summarized as follows (in thousands):

	March 31,	December 31,
	2008	2007
Land and land development costs	$199,582	196,577
Construction costs	1,831	1,062
Capitalized interest	32,172	29,012
Other costs	638	639

	$234,223	227,290

     As of March 31, 2008, inventory of real estate includes inventory related to the Carolina Oak homebuilding project and the Land Division.
     The Company reviews real estate inventory for impairment on a project-by-project basis in accordance with SFAS No. 144. In accordance with SFAS No. 144, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset, or by using appraisals of the related assets. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in an amount by which the carrying amount of the asset exceeds the fair value, defined as the discounted cash flows of the projects.
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

	Three Months Ended
	March 31,
	2008	2007
Interest incurred	$5,039	12,326
Interest capitalized	(2,320)	(12,326)

Interest expense, net	$2,719	—

Interest included in cost of sales	$—	4,425

     As described in note 2 above, certain amounts for the three months ended March 31, 2008 associated with two of Core’s commercial leasing projects have been reclassified to income (loss) from discontinued operations. Presentations for prior periods have been reclassified to conform to the current period’s presentation.

6. Fair Value Measurement
     Effective January 1, 2008, the Company partially adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which provides a framework for measuring fair value. The Company did not adopt the SFAS No. 157 fair value framework for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements at least annually. Financial Accounting Standards Board (“FASB”) in FASB Staff Position (“FSP”) FAS 157-2, deferred the effective date for SFAS No. 157 for nonfinancial assets and nonfinancial liabilities until January 1, 2009. The Company also did not adopt SFAS No. 157 fair value framework for leasing transactions as FSP FAS 157-1 excluded leasing transactions from the scope of SFAS No. 157.
     The Company also adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”) which allows the Company an irrevocable option for measurement of financial assets or liabilities at fair value on a contract-by-contract basis. The Company did not elect the fair value option for any of its financial assets or liabilities as of the date of adoption or as of March 31, 2008.
     SFAS No. 157 defines fair value as the price that would be received to sell a specific asset or that would be paid to transfer a specific liability (i.e., the exit price) in an orderly (hypothetical) transaction between market participants at the date of measurement. SFAS No. 157 established a fair value hierarchy in prioritizing inputs used in the valuation techniques. The input fair value hierarchy has three broad levels, and SFAS No. 157 prioritizes the inputs used in measuring fair value into the following hierarchy:
     Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at each reporting date. An active market for the asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. A quoted price in an active market provides the most reliable evidence of fair value and is used to measure fair value whenever available.
     Level 2 inputs are inputs other than quoted prices included as Level 1 inputs that are observable for the asset or liability, either directly or indirectly. If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability. Level 2 inputs include: quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active, that is, markets in which there are few transactions for the asset or liability, the prices are not current, or price quotations vary substantially either over time or among market makers (for example, some brokered markets), or in which little information is released publicly (for example, a principal-to-principal market); and inputs other than quoted prices that are observable for the asset or liability (for example, interest rates and yield curves observable at commonly quoted intervals, volatilities, prepayment speeds, loss severities, credit risks, and default rates).
     Level 3 inputs are unobservable inputs for the asset or liability. Level 3 inputs are used to measure fair value to the extent that observable inputs are not available, thereby allowing for measurement at fair value in situations where there is little, if any, market activity for the asset or liability at the measurement date.
     SFAS No. 157 also defines the valuation techniques, one or more of which should be applied to determine fair value, depending on circumstances and the extent of available data. These valuation techniques are summarized below:
➢	Market approach, which uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

➢	Income approach, under which market participants’ expectations of future cash flows or earnings are converted into a single discounted present amount.

➢	Cost approach, which is based on the amount currently required for replacing the service capacity of an asset or replacement cost adjusted for obsolescence.
     Other than the Company’s investment in other equity securities as of March 31, 2008, there are no recurring assets at December 31, 2007 or March 31, 2008 which are measured at fair value.
7. Investments
Bluegreen Corporation
     At March 31, 2008, the Company owned approximately 9.5 million shares of the common stock of Bluegreen representing approximately 31% of Bluegreen’s outstanding common stock. The Company accounts for its investment in Bluegreen under the equity method of accounting. The cost of the Bluegreen investment is adjusted to recognize the Company’s interest in Bluegreen’s earnings or losses. The difference between a) the Company’s ownership percentage in Bluegreen multiplied by its earnings and b) the amount of the Company’s equity in earnings of Bluegreen as reflected in the Company’s financial statements relates to the amortization or accretion of purchase accounting adjustments made at the time of the acquisition of Bluegreen’s common stock.
     The Company evaluated its investment in Bluegreen at March 31, 2008 and noted that the current $116.3 million book value of the investment was greater than the trading value of $63.8 million (calculated based upon the $6.70 closing price of Bluegreen’s common stock on the New York Stock Exchange on March 31, 2008). The Company valued Bluegreen’s common stock using a market approach valuation technique and Level 1 valuation inputs.
     The Company performed an impairment review in accordance with Emerging Issues Task Force (“EITF”) No. 03-1, Accounting Principles Board Opinion No. 18 and Securities and Exchange Commission Staff Accounting Bulletin No. 59 to analyze various quantitative and qualitative factors and determine if an impairment adjustment was needed. Based on the evaluation and the review of various qualitative and quantitative factors relating to the performance of Bluegreen, the current stock price, and management’s intention with regards to this investment, the Company determined that the impairment associated with the investment in Bluegreen was not an other than temporary decline and accordingly, no adjustment to the carrying value was recorded at March 31, 2008.
     Bluegreen’s unaudited condensed consolidated balance sheets and unaudited condensed consolidated statements of income are as follows (in thousands):
Unaudited Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2008	2007
Total assets	$1,015,881	1,039,578

Total liabilities	$606,684	632,047
Minority interest	23,261	22,423
Total shareholders’ equity	385,936	385,108

Total liabilities and shareholders’ equity	$1,015,881	1,039,578

Unaudited Condensed Consolidated Statements of Income

	Three Months Ended
	March 31,	March 31,
	2008	2007
Revenues and other income	$139,352	146,658
Cost and other expenses	136,263	136,422

Income before minority interest and provision for income taxes	3,089	10,236
Minority interest	838	1,634

Income before provision for income taxes	2,251	8,602
Provision for income taxes	(855)	(3,269)

Net income	$1,396	5,333

     In February 2008, Bluegreen announced that it was considering pursuing a rights offering to its shareholders of up to $100 million of common stock. Bluegreen recently announced that it intends to broaden its consideration of potential sources of capital and that it expects to file a shelf registration statement which would permit it to issue common stock, preferred stock, debt and/or convertible debt. Bluegreen has also announced that it does not intend to pursue an offering of its common stock at this time.
Other equity securities
     During the three months ended March 31 2008, the Company purchased 3,000,200 shares of Office Depot common stock, which represents approximately one percent of Office Depot’s outstanding common stock, at a cost of approximately $34.0 million.
     Data with respect to this investment is shown in the table below (in thousands):

March 31,
2008
Total cost	$33,978
Gross unrealized losses	(826)

Total fair value	$33,152

     Unrealized losses at March 31, 2008 were attributable to the fact that the securities cost exceeded fair value.
     The Company valued Office Depot’s common stock using a market approach valuation technique and Level 1 valuation inputs under SFAS No. 157. The Company uses quoted market prices to value equity securities. The fair value of the Office Depot common stock in the Company’s consolidated statement of financial condition at March 31, 2008 was calculated based upon the $11.05 closing price of Office Depot’s common stock on the New York Stock Exchange on March 31, 2008. On May 5, 2008, the closing price of Office Depot common stock was $13.41.
8. Debt
     Notes and mortgage notes payable decreased $12.7 million to $262.1 million at March 31, 2008, from $274.8 million at December 31, 2007.

     Core’s loan agreements generally require repayment of specified amounts upon a sale of a portion of the property collateralizing the debt. Core is subject to provisions in one of its loan agreements collateralized by land in Tradition Hilton Head that require additional principal payments, known as curtailment payments, in the event that sales are below those agreed to at the inception of the borrowing. A curtailment payment of $14.9 million relating to Tradition Hilton Head was paid in January 2008, and an additional $19.3 million will be due in June 2008 if actual sales at Tradition Hilton Head continue to be below the contractual requirements of the development loan.
     In March 2008, Core agreed to the termination of a $20 million line of credit. No amounts were outstanding under the $20 million facility at the date of termination. The lender agreed to continue to honor two construction loans to a subsidiary of Core totaling $9.3 million as of March 31, 2008.
9. Commitments and Contingencies
     At March 31, 2008, the Company had outstanding surety bonds and letters of credit of approximately $4.5 million related primarily to its obligations to various governmental entities to construct improvements in various of its communities. The Company estimates that approximately $1.6 million of work remains to complete these improvements and does not believe that any outstanding bonds or letters of credit will likely be drawn upon.
     At March 31, 2008, the Company had $2.4 million in unrecognized tax benefits related to FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB No. 109”.
     On November 9, 2007, Levitt Corporation implemented an employee fund and offered up to $5 million of severance benefits to terminated Levitt and Sons employees to supplement the limited termination benefits paid by Levitt and Sons to those employees. Levitt and Sons was restricted in the payment of termination benefits to its former employees by virtue of the Chapter 11 Cases.
     The following table summarizes the restructuring related accruals activity recorded for the quarter ended March 31, 2008 (in thousands):

	Severance		Independent	Surety
	Related and		Contractor	Bond
	Benefits	Facilities	Agreements	Accrual	Total

Balance at December 31, 2007	$1,954	1,010	1,421	1,826	6,211
Restructuring charges (credits)	1,207	—	(42)	—	1,165
Cash payments	(1,527)	(86)	(206)	(165)	(1,984)

Balance at March 31, 2008	$1,634	924	1,173	1,661	5,392

     The severance related and benefits accrual includes severance payments made to Levitt and Sons employees, payroll taxes and other benefits related to the terminations that occurred in 2007 as part of the Chapter 11 Cases. For the three months ended March 31, 2008, the Company paid approximately $1.5 million in severance and termination charges related to the above described fund as well as severance for employees other than Levitt and Sons employees, all of which are reflected in the Other Operations segment. Employees entitled to participate in the fund either receive a payment stream, which in certain cases extend over two years, or a lump sum payment, dependent on a variety of factors. Former Levitt and Sons’ employees who received these payments were required to assign to the Company their unsecured claims against Levitt and Sons. At March 31, 2008, there was $1.6 million accrued to be paid from this fund as well as severance for employees other than Levitt and Sons employees. In addition to these amounts, the Company expects additional severance related obligations of approximately $474,000 to be incurred during the remainder of 2008 as former Levitt and Sons’ employees assign their unsecured claims to the Company.
     The facilities accrual as of March 31, 2008 represents expense associated with property and equipment leases that the Company had entered into that are no longer providing a benefit to the Company, as well as termination fees related to contractual obligations the Company cancelled. Included in this amount are future minimum lease payments, fees and expenses, net of estimated sublease income for which the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, as applicable, were satisfied.
     The independent contractor related expense relates to agreements entered into by Levitt Corporation with former Levitt and Sons employees. The agreements are for consulting services. The total commitments related to these agreements as of March 31, 2008 was $1.4 million and will be paid monthly through 2009. Total payments during the three months ended March 31, 2008 amounted to $206,000.
     Levitt and Sons had $33.3 million in surety bonds related to its ongoing projects at the time of the filing of the Chapter 11 Cases. In the event that these obligations are drawn and paid by the surety, Levitt Corporation could be responsible for up to $12.0 million plus costs and expenses in accordance with the surety indemnity agreements for these instruments. As of March 31, 2008, the Company had a $1.7 million surety bonds accrual at Levitt Corporation related to certain bonds for which management considers it probable that the Company will be required to reimburse the surety under applicable indemnity agreements. During the three months ended March 31, 2008, the Company reimbursed the surety $165,000 in accordance with the indemnity agreement for bond claims paid during the period. It is unclear given the uncertainty involved in the Chapter 11 Cases whether and to what extent the remaining outstanding surety bonds of Levitt and Sons will be drawn and the extent to which Levitt Corporation may be responsible for additional amounts beyond this accrual. It is unlikely that Levitt Corporation would have the ability to receive any repayment, assets or other consideration as recovery of any amounts it is required to pay.
10. Development Bonds Payable
     In connection with the development of certain projects, community development, special assessment or improvement districts have been established and may utilize tax-exempt bond financing to fund construction or acquisition of certain on-site and off-site infrastructure improvements near or at these communities. The obligation to pay principal and interest on the bonds issued by the districts is assigned to each parcel within the district, and a priority assessment lien may be placed on benefited parcels to provide security for the debt service. The bonds, including interest and redemption premiums, if any, and the associated priority lien on the property are typically payable, secured and satisfied by revenues, fees, or assessments levied on the property benefited. Core is required to pay the revenues, fees, and assessments levied by the districts on the properties it still owns that are benefited by the improvements. Core may also agree to pay down a specified portion of the bonds at the time each unit or parcel is sold. The costs of these obligations are capitalized to inventory during the development period and recognized as cost of sales when the properties are sold.
     Core’s bond financing at March 31, 2008 consisted of district bonds totaling $218.7 million with outstanding amounts of approximately $92.9 million. Further, at March 31, 2008 there was approximately $124.2 million available under these bonds to fund future development expenditures. Bond obligations at March 31, 2008 mature in 2035 and 2040. As of March 31, 2008, Core owned approximately 16% of the property subject to assessments within the community development district and approximately 91% of the property subject to assessments within the special assessment district. During the quarter ended March 31, 2008, Core recorded approximately $105,000 in assessments on property owned by it in the districts. Core is responsible for any assessed amounts until the underlying property is sold and will continue to be responsible for the annual assessments if the property is never sold. In addition, Core has guaranteed payments for assessments under the district bonds in Tradition, Florida which would require funding if future assessments to be allocated to property owners are insufficient to repay the bonds. Management has evaluated this exposure based upon the criteria in SFAS No. 5, “Accounting for Contingencies”, and has determined that there have been no substantive changes to the projected density or land use in the development subject to the bond which would make it probable that Core would have to fund future shortfalls in assessments.
     In accordance with EITF Issue No. 91-10, “Accounting for Special Assessments and Tax Increment Financing”, the Company records a liability for the estimated developer obligations that are fixed and determinable and user fees that are required to be paid or transferred at the time the parcel or unit is sold to an end user. At March 31, 2008, the liability related to developer obligations was $3.5 million. This liability is included in the liabilities related to assets held for sale in the accompanying consolidated statements of financial condition as of March 31, 2008, and includes amounts associated with Core’s ownership of the property.
11. (Loss) Earnings per Share
     Basic (loss) earnings per common share is computed by dividing (loss) earnings attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted (loss) earnings per common share is computed in the same manner as basic (loss) earnings per common share, taking into consideration (a) the dilutive effect of the Company’s stock options and restricted stock using the treasury stock method and (b) the pro rata impact of Bluegreen’s dilutive securities (stock options and convertible securities) on the amount of Bluegreen’s earnings recognized by the Company. For the three months ended March 31, 2008 and 2007, common stock equivalents related to the Company’s stock options and unvested restricted stock amounted to 16,269 and 11,109 shares, respectively. The 16,269 shares for the three months ended March 31, 2008 were not considered in computing diluted (loss) earnings per common share because their effect would have been antidilutive since the Company recorded a net loss for the three months ended March 31, 2008. In addition, for the three months ended March 31, 2008 and 2007, 1,507,145 and 1,837,598 shares of common stock equivalents, respectively, at various prices were not included in the computation of diluted (loss) earnings per common share because the exercise prices were greater than the average market price of the common shares and, therefore, their effect would be antidilutive.
     The following table presents the computation of basic and diluted (loss) earnings per common share (in thousands, except for per share data):

	Three Months Ended
	March 31,
	2008	2007
Numerator:
Basic (loss) earnings per common share:
(Loss) earnings from continuing operations	$(11,797)	979
Income (loss) from discontinued operations	1,366	(3)

Net (loss) income — basic	$(10,431)	976

Diluted (loss) earnings per common share:
Net (loss) income from continuing operations — basic	$(11,797)	979
Pro rata share of the net effect of Bluegreen dilutive securities	(2)	(12)

	Three Months Ended
	March 31,
	2008	2007
(Loss) income from continuing operations	$(11,799)	967
Income (loss) from discontinued operations	1,366	(3)

Net (loss) income — diluted	$(10,433)	964

Denominator:
Basic average shares outstanding	96,257	19,826
Bonus adjustment factor from registration rights offering	—	1.0197

Basic average shares outstanding	96,257	20,217
Net effect of stock options assumed to be exercised	—	11

Diluted average shares outstanding	96,257	20,228

Basic (loss) earnings per common share:
Continuing operations	$(0.12)	0.05
Discontinued operations	$0.01	—

Total basic (loss) earnings per share	$(0.11)	0.05

Diluted (loss) earnings per common share:
Continuing operations	$(0.12)	0.05
Discontinued operations	$0.01	—

Total diluted (loss) earnings per share	$(0.11)	0.05

12. Other Revenues
     The following table summarizes other revenues (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Other revenues

Mortgage & title operations	$—	722
Lease/rental income	282	309
Marketing fees	93	631
Impact fees	146	—
Irrigation revenue	225	250

	$746	1,912

     As described in note 2 above, certain amounts for the three months ended March 31, 2008 associated with two of Core’s commercial leasing projects have been reclassified to income (loss) from discontinued operations. Presentations for prior periods have been reclassified to conform to the current period’s presentation.
13. Income Taxes
     The Company’s provision for income taxes is estimated to result in an effective tax rate of 0.0% in 2008. The effective tax rate used for the three months ended March 31, 2007 was 38.4%. The decrease in the effective tax rate is a result of the Company recording a valuation allowance for those deferred tax assets that are not expected to be recovered in the future. Due to large losses in 2007 and expected taxable losses in the foreseeable future, the Company does not believe at this time it will have sufficient taxable income of the appropriate character in the future and prior carryback years to realize any portion of the net deferred tax asset.
     As described in note 2 above, certain amounts, including the provision for income taxes, for the three months ended March 31, 2008 and 2007, associated with two of Core’s commercial leasing projects have been reclassified to income (loss) from discontinued operations.
14. Other Expenses and Interest and Other Income
     Other expenses and interest and other income are summarized as follows (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Other expenses
Title and mortgage operations expenses	$—	482

Total other expenses	$—	482

Interest and other income
Interest income	$1,476	717
Forfeited deposits	—	1,429
Other income	123	194

Total interest and other income	$1,599	2,340

     The Company recorded $1.4 million in forfeited deposits in the three months ended March 31, 2007 resulting from increased cancellations of home sale contracts. No forfeited deposits were recorded for the three months ended March 31, 2008.
15. Segment Reporting
     Operating segments are components of an enterprise about which separate financial information is available that is regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. During the quarter ended March 31, 2008, the Company operated through two reportable business segments, Land and Other Operations. During the quarter ended March 31, 2007, the Company also operated through two additional reportable business segments, Primary Homebuilding and Tennessee Homebuilding, both of which were eliminated as a result of the Company’s deconsolidation of Levitt and Sons as of November 9, 2007. The Company evaluates segment performance primarily based on pre-tax income. The information provided for segment reporting is based on management’s internal reports. Except as otherwise indicated in this report, the accounting policies of the segments are the same as those of the Company. Eliminations in prior periods consisted of the elimination of sales and profits on real estate transactions between the Land and Primary Homebuilding segment, which were recorded based upon terms that management believed would be attained in an arm’s-length transaction, and for the three months ended March 31, 2008, consist of the elimination of transactions between the Other Operations segment, which includes Carolina Oak, and the Land Division. The presentation and allocation of assets, liabilities and results of operations may not reflect the actual economic costs of the segments as stand-alone businesses. If a different basis of allocation were utilized, the relative contributions of the segments might differ, but management believes that the relative trends in segments would likely not be impacted.
     The Company’s Land Division segment consists of the operations of Core Communities and the Other Operations segment consists of the activities of Carolina Oak, the activities of Levitt Commercial, the Company’s parent company operations, earnings from investments in Bluegreen and other real estate investments, other equity securities and joint ventures. The Company’s Homebuilding Division consisted of the Primary Homebuilding segment and the Tennessee Homebuilding segment. The results of operations for the three months ended March 31, 2008 do not include the results of operations for the Homebuilding Division. The results of operations and financial condition of Carolina Oak as of and for the three months ended March 31, 2007 are included in the Primary Homebuilding segment.

     The following tables present segment information as of and for the three months ended March 31, 2008 and 2007 (in thousands):

Three Months Ended		Other
March 31, 2008	Land	Operations	Eliminations	Total

Revenues:
Sales of real estate	$154	—	—	154
Other revenues	487	259	—	746

Total revenues	641	259	—	900

Costs and expenses:
Cost of sales of real estate	28	—	—	28
Selling, general and administrative expenses	4,979	7,096	—	12,075
Interest expense	688	2,673	(642)	2,719

Total costs and expenses	5,695	9,769	(642)	14,822

Earnings from Bluegreen Corporation	—	526	—	526
Interest and other income	899	1,342	(642)	1,599

Loss from continuing operations before income taxes	(4,155)	(7,642)	—	(11,797)
Benefit for income taxes	—	—	—	—

Loss from continuing operations	(4,155)	(7,642)	—	(11,797)
Discontinued operations:
Income from discontinued operations	1,366	—	—	1,366

Net loss	$(2,789)	(7,642)	—	(10,431)

Inventory of real estate	$195,068	46,441	(7,286)	234,223

Total assets	$328,255	365,699	(5,260)	688,694

Total debt	$125,059	137,060	—	262,119

Total liabilities	$202,740	225,239	11,395	439,374

Total shareholders’ equity	$125,515	140,460	(16,655)	249,320

Three Months Ended	Primary	Tennessee		Other
March 31, 2007	Homebuilding	Homebuilding	Land	Operations	Eliminations	Total

Revenues:
Sales of real estate	$112,512	21,657	777	6,574	(222)	141,298
Other revenues	722	—	917	293	(20)	1,912

Total revenues	113,234	21,657	1,694	6,867	(242)	143,210

Costs and expenses:
Cost of sales of real estate	86,952	20,651	72	5,501	(268)	112,908
Selling, general and administrative expenses	18,421	1,884	3,773	8,236	—	32,314
Interest expense	—	—	215	—	(215)	—
Other expenses	482	—	—	—	—	482

Total costs and expenses	105,855	22,535	4,060	13,737	(483)	145,704

Earnings from Bluegreen Corporation	—	—	—	1,744	—	1,744
Interest and other income	1,641	29	945	245	(520)	2,340

Income (loss) from continuing operations before income taxes	9,020	(849)	(1,421)	(4,881)	(279)	1,590
(Provision) benefit for income taxes	(3,539)	328	566	1,864	170	(611)

Income (loss) from continuing operations	5,481	(521)	(855)	(3,017)	(109)	979
Discontinued operations:
Loss from discontinued operations			(3)			(3)

Net income (loss)	$5,481	(521)	(858)	(3,017)	(109)	976

Inventory of real estate	$623,612	43,583	195,394	10,079	(28,070)	844,598

Total assets	$651,569	46,850	286,431	173,657	(29,020)	1,129,487

Total debt	$399,165	28,662	112,357	99,006	—	639,190

Total liabilities	$530,790	41,158	149,134	79,359	(15,726)	784,715

Total shareholders’ equity	$120,779	5,692	137,297	94,298	(13,294)	344,772

     In the ordinary course of business certain intersegment loans are entered into and interest is recorded at current borrowing rates. All interest expense and interest income associated with these intersegment loans are eliminated in consolidation.
16. Parent Company Financial Statements
     The Company’s subordinated investment notes (the “Investment Notes”) and Junior Subordinated Debentures are direct unsecured obligations of the Parent Company, are not guaranteed by the Company’s subsidiaries and are not secured by any assets of the Company or its subsidiaries.  The Parent Company has historically relied on dividends or management fees from its subsidiaries and earnings on its cash investments to fund its operations, including debt service obligations relating to the Investment Notes and Junior Subordinated Debentures, however, due to the funds raised in the Company’s 2007 rights offering, the dependence on payments from subsidiaries is substantially reduced.  The Company would be restricted from paying dividends to its common shareholders if an event of default exists under the terms of either the Investment Notes or the Junior Subordinated Debentures.
     Some of the Company’s subsidiaries incur indebtedness on terms that, among other things, require the subsidiary to maintain certain financial ratios and a minimum net worth.  These covenants may have the effect of limiting the amount of debt that the subsidiaries can incur in the future and restricting payments to the Parent Company. At March 31, 2008, the Company was in compliance with all loan agreement financial covenants.

     As of March 31, 2008, the Parent Company had outstanding advances from Core Communities in the amount of $38.3 million which are also generally subordinated to loans from third party lenders.  These advances are eliminated in consolidation.
     The accounting policies for the Parent Company are generally the same as those policies described in the summary of significant accounting policies outlined in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.  The Parent Company’s interest in its consolidated subsidiaries is reported under the equity method of accounting for purposes of this presentation.
     The Parent Company unaudited condensed statements of financial condition at March 31, 2008 and December 31, 2007 and unaudited condensed statements of operations for the three months ended March 31, 2008 and 2007 are shown below (in thousands):
Condensed Statements of Financial Condition

	March 31,	December 31,
	2008	2007
Total assets	$414,498	429,532

Total liabilities	$165,178	168,426
Total shareholders’ equity	249,320	261,106

Total liabilities and shareholders’ equity	$414,498	429,532

Condensed Statements of Operations

	Three Months
	Ended March 31,
	2008	2007
Earnings from Bluegreen Corporation	$526	1,744
Other revenues	1,339	246
Costs and expenses	7,406	8,265

Loss before income taxes	(5,541)	(6,275)
Benefit for income taxes	—	2,347

Net loss before undistributed earnings from consolidated subsidiaries	(5,541)	(3,928)
(Loss) earnings from consolidated subsidiaries, net of income taxes	(4,890)	4,904

Net (loss) income	$(10,431)	976

     Cash dividends recorded from subsidiaries were $9.4 million for the three months ended March 31, 2007 while no dividends were recorded in the same period in 2008.
17. Certain Relationships and Related Party Transactions
     The Company and BankAtlantic Bancorp, Inc. (“Bancorp”) are under common control. The controlling shareholder of the Company and Bancorp is BFC Financial Corporation (“BFC”). Bancorp is the parent company of BankAtlantic. Shares representing a majority of BFC’s total voting power are owned or controlled by the Company’s Chairman and Chief Executive Officer, Alan B. Levan, and by the Company’s Vice Chairman, John E. Abdo, both of whom are also directors of the Company, and executive officers and directors of BFC, Bancorp and BankAtlantic. Mr. Levan and Mr. Abdo are the Chairman and Vice Chairman, respectively, of Bluegreen.

     Pursuant to the terms of a shared services agreement between the Company and BFC, certain administrative services, including human resources, risk management, and investor and public relations, are provided to the Company by BFC on a percentage of cost basis. The total amounts paid for these services in the three months ended March 31, 2008 and 2007 were $206,000 and $219,000.
     The Company entered into an agreement with BankAtlantic effective March 2008, wherein BankAtlantic will house the Company’s information technology servers and provide hosting, security and managed services to the Company relating to its information technology operations. Pursuant to the agreement, Levitt will pay BankAtlantic $10,000 per month and a one-time set-up charge of approximately $20,000. The Company also entered into a sublease agreement with BFC, effective May 2008, to lease space located at the BankAtlantic corporate office for the Company’s corporate staff at an annual rate of approximately $152,000 and expects to lease its previous corporate office to third party tenants.
     The above services provided by BFC and BankAtlantic may not be representative of the amounts that would be paid in an arms-length transaction.
     The Company maintains securities sold under repurchase agreements at BankAtlantic. The balances in its accounts at March 31, 2008 and March 31, 2007 were $1.4 million and $2.7 million, respectively. BankAtlantic paid interest to the Company on its accounts for the three months ended March 31, 2008 and 2007 of $21,000 and $40,000, respectively.
18. New Accounting Pronouncements
     In November 2006, the FASB issued EITF Issue No. 06-8, “Applicability of the Assessment of a Buyers Continuing Investment under FASB Statement No. 66, Accounting for Sales of Real Estate” (“EITF No. 06-8”).  EITF No. 06-8 establishes that a company should evaluate the adequacy of the buyer’s continuing investment in determining whether to recognize profit under the percentage-of-completion method.  EITF No. 06-8 became effective for the Company on January 1, 2008.
     In September 2006, the FASB issued SFAS No. 157. This Statement clarifies the definition of fair value and establishes a fair value hierarchy. SFAS No. 157, as originally issued, was effective for the Company on January 1, 2008.  SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The Statement also defines valuation techniques and a fair value hierarchy to prioritize the inputs used in valuation techniques.   In February 2008, the FASB issued FSP FAS 157-b, which defers the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis. The effective date for the Company under this FSP is January 1, 2009. As allowed by FSP FAS 157-b, the Company partially adopted SFAS No. 157 on January 1, 2008. Although the impact of adoption was not significant, it required additional disclosure for certain assets.
     In February 2007, the FASB issued SFAS No. 159. This Statement grants the Company an irrevocable option to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 became effective for the Company on January 1, 2008 and management has not elected to measure any assets or liabilities at fair value at this time.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 requires that a noncontrolling interest in a subsidiary be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements. It also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. SFAS No. 160 is effective for our fiscal year beginning January 1, 2009. Management has not yet evaluated the impact that the adoption of SFAS No. 160 will have on the Company’s consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R broadens the guidance of SFAS No. 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. SFAS No. 141R expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations. SFAS No. 141R is effective for the Company’s fiscal year beginning January 1, 2009. The adoption of SFAS No. 141R could have a material effect on the Company’s consolidated financial statements if management decides to pursue business combinations due to the requirement to write-off transaction costs to the consolidated statements of operations.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 expands the disclosure requirements in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, regarding an entity’s derivative instruments and hedging activities. SFAS No. 161 is effective for the Company’s fiscal year beginning January 1, 2008. The Company does not expect the adoption of SFAS No. 161 to have a material effect on its consolidated financial statements.
19. Litigation
Class Action litigation
     On January 25, 2008, plaintiff Robert D. Dance filed a purported class action complaint as a putative purchaser of the Company’s securities against the Company and certain of its officers and directors, asserting claims under the federal securities law and seeking damages.  This action was filed in the United States District Court for the Southern District of Florida and is captioned Dance v. Levitt Corp. et al., No. 08-CV-60111-DLG.  The securities litigation purports to be brought on behalf of all purchasers of the Company’s securities beginning on January 31, 2007 and ending on August 14, 2007.  The complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder by issuing a series of false and/or misleading statements concerning the Company’s financial results, prospects and condition.  The Company intends to vigorously defend this action.
General litigation
     The Company is a party to additional various claims and lawsuits which arise in the ordinary course of business.  The Company does not believe that the ultimate resolution of these claims or lawsuits will have a material adverse effect on its business, financial position, results of operations or cash flows.
20. Financial Information of Levitt and Sons
     As previously disclosed in greater detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, on November 9, 2007, Levitt and Sons and substantially all of its subsidiaries filed voluntary petitions for relief under Chapter 11 in the United States Bankruptcy Court for the Southern District of Florida. The Debtors commenced the Chapter 11 Cases in order to preserve the value of their assets and to facilitate an orderly wind-down of their businesses and disposition of their assets in a manner intended to maximize the recoveries of all constituents.
     On November 27, 2007, the Bankruptcy Court granted the Debtors’ Motion for Authority to Incur Chapter 11 Administrative Expense Claim (“Chapter 11 Admin. Expense Motion”) thereby authorizing the Debtors to incur a post petition administrative expense claim in favor of the Company for administrative costs relating to certain services and benefits provided by the Company in favor of the Debtors (the “Post Petition Services”). While the Bankruptcy Court approved the incurrence of the amounts as unsecured post petition administrative expense claims, the payment of such claims is subject to additional court approval. In addition to the unsecured administrative expense claims, the Company has pre-petition secured and unsecured claims against the Debtors. The Debtors have scheduled the amounts due to the Company in the Chapter 11 Cases. The unsecured pre-petition claims of the Company scheduled by Levitt and Sons are approximately $67.3 million and the secured pre-petition claim scheduled by Levitt and Sons is approximately $460,000. Since the Chapter 11 Cases were filed, Levitt Corporation has also incurred certain administrative costs related to Post Petition Services in the amount of $1.9 million, of which $187,000 was incurred in April 2008. Additionally, as disclosed in note 9, Levitt Corporation reimbursed a Levitt and Sons surety $165,000 for bond claims paid by that surety relating to Levitt and Sons bonds. The payment by Levitt and Sons of its outstanding advances and the Post Petition Services expenses are subject to the risks inherent to recovery by creditors in the Chapter 11 Cases.   The Company has also filed contingent claims with respect to any liability it may have arising out of disputed indemnification obligations under certain surety bonds. Lastly, the Company implemented an employee severance fund in favor of certain employees of the Debtors. Employees who received funds as part of this program as of March 31, 2008, which totaled approximately $2.0 million as of that date, have assigned their unsecured claims to the Company. It is highly unlikely that the Company will recover these or any other amounts associated with the Company’s unsecured claims against the Debtors. Further, the Debtors have asserted certain claims against the Company, including an entitlement to a portion of any federal tax refund which the Company may receive as a consequence of losses experienced at Levitt and Sons in prior periods.
     As provided by the Bankruptcy Code, the Debtors had the exclusive right to propose a plan of reorganization for 120 days following the initial filing date. The Bankruptcy Court subsequently approved two extensions of the exclusivity period for the Debtors, the most recent of which extends exclusivity to May 12, 2008. A third motion has been filed which seeks to extend the exclusivity period through June 27, 2008. If the Debtors fail to file a plan of reorganization during the exclusivity period (as may be extended), or if such plan is not accepted by the requisite number of creditors and equity holders entitled to vote on the plan, other parties in interest in the Chapter 11 Cases may be permitted to propose their own plan(s) of reorganization for the Debtors.
     Since Levitt and Sons’ results are no longer consolidated with the Company’s results, and the Company believes it is not probable that it will be obligated to fund further losses related to its investment in Levitt and Sons, any material uncertainties related to Levitt and Sons’ operations are not expected to impact the Company’s future financial results other than in connection with the Company’s contractual obligations to third parties.
     The following table summarizes Levitt and Sons’ consolidated statements of financial condition as of March 31, 2008 and December 31, 2007:

Levitt and Sons
Condensed Consolidated Statements of Financial Condition — Unaudited
(In thousands)

	March 31,	December 31,
	2008	2007
Assets
Cash	$5,516	5,365
Inventory	207,090	208,686
Property and equipment	55	55
Other assets	22,215	23,810

Total assets	$234,876	237,916

Liabilities and Shareholders’ Equity
Accounts payable and other accrued liabilities	$449	469
Due to Levitt Corporation	1,900	748
Liabilities subject to compromise (A)	353,347	354,748
Shareholder’s deficit	$(120,820)	(118,049)

Total liabilities and shareholder’s equity	$234,876	237,916

(A) Liabilities Subject to Compromise
     Liabilities subject to compromise in Levitt and Sons’ condensed consolidated statements of financial condition as of March 31, 2008 and December 31, 2007 refer to both secured and unsecured obligations that will be accounted for under the reorganization plan, including claims incurred prior to November 9, 2007, the petition date. They represent the Debtors’ current estimate of the amount of known or potential pre-petition claims that are subject to restructuring in the Chapter 11 Cases. Such claims remain subject to future adjustments.
     Liabilities subject to compromise at March 31, 2008 were as follows (in thousands):

Accounts payable and other accrued liabilities	$70,385
Customer deposits	16,427
Due to Levitt Corporation	87,182
Deficiency claim associated with secured debt	38,522
Notes and mortgage payable	140,831

Total liabilities subject to compromise	$353,347

     The following table summarizes Levitt and Sons’ consolidated statements of operations for the three months ended March 31, 2008 and March 31, 2007:
Levitt and Sons
Condensed Consolidated Statements of Operations – Unaudited
(In thousands)

	March 31,	March 31,
	2008	2007
Revenues
Sales of real estate	$2,284	134,169
Other revenues	2	722

Total revenues	2,286	134,891

	March 31,	March 31,
	2008	2007
Costs and expenses
Cost of sales of real estate	1,925	107,603
Selling, general and administrative expenses	1,933	20,305

Total costs and expenses	3,858	127,908

Reorganization items, net	(1,985)	—
Other income, net of other expense	786	1,188

(Loss) income before income taxes	(2,771)	8,171
Provision for income taxes	—	(3,211)

Net (loss) income	$(2,771)	4,960

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The objective of the following discussion is to provide an understanding of the financial condition and results of operations of Levitt Corporation (“Levitt Corporation,” “we,” “us,” “our” or the “Company”) and its wholly-owned subsidiaries as of and for the three months ended March 31, 2008 and 2007. We currently engage in business activities through Core Communities, LLC (“Core Communities” or “Core”), and through our Other Operations segment, which includes the operations at Levitt Corporation (“Parent Company”), Levitt Commercial, LLC (“Levitt Commercial”), an investment in Bluegreen Corporation (“Bluegreen” NYSE:BXG), an investment in Office Depot, Inc. (“Office Depot”), a homebuilding development in South Carolina, Carolina Oak Homes, LLC (“Carolina Oak”) and other investments in real estate projects through subsidiaries and joint ventures. During the quarter ended March 31, 2007, we also engaged in homebuilding activities through our wholly-owned subsidiary, Levitt and Sons, LLC (“Levitt and Sons”). As described throughout this report and in our Annual Report on Form 10-K for the year ended December 31, 2007, Levitt and Sons and substantially all of its subsidiaries filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the “Chapter 11 Cases”) on November 9, 2007. In connection with this bankruptcy filing, the operations of Levitt and Sons were deconsolidated from our results of operations as of November 9, 2007.
     Core Communities develops master-planned communities and is currently developing Tradition, Florida, which is located in Port St. Lucie, Florida, and Tradition Hilton Head, which is located in Hardeeville, South Carolina. Tradition, Florida encompasses approximately 8,200 total acres, including approximately five miles of frontage on Interstate 95, and Tradition Hilton Head encompasses approximately 5,400 acres. We are also engaged in limited homebuilding activities in Tradition Hilton Head through our wholly-owned subsidiary, Carolina Oak.
     Bluegreen, a New York Stock Exchange-listed company in which we own approximately 31% of the outstanding common stock, is engaged in the acquisition, development, marketing and sale of vacation ownership interests in primarily “drive-to” vacation resorts, and the development and sale of golf communities and residential land. Levitt Commercial specialized in the development of industrial properties and ceased development activity in 2007.
     Some of the statements contained or incorporated by reference herein include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act” ), that involve substantial risks and uncertainties. Some of the forward-looking statements can be identified by the use of words such as “anticipate,” “believe,” “estimate,” “may,” “intend,” “expect,” “will,” “should,” “seek” or other similar expressions. Forward-looking statements are based largely on management’s expectations and involve inherent risks and uncertainties. In addition to the risks identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, you should refer to the other risks and uncertainties discussed throughout this document for specific risks which could cause actual results to be significantly different from those expressed or implied by those forward-looking statements. Some factors which may affect the accuracy of the forward-looking statements apply generally to the industries in which we operate, while other factors apply directly to us. Any number of important factors could cause actual results to differ materially from those in the forward-looking statements including: the impact of economic, competitive and other factors affecting the Company and its operations; the market for real estate in the areas where the Company has developments, including the impact of market conditions on the Company’s margins and the fair value of our real estate inventory;  the risk that the value of the property held by Core Communities may decline, including as a result of a sustained downturn in the residential real estate and homebuilding industries; the impact of market conditions for commercial property and whether the factors negatively impacting the homebuilding and residential real estate industries will impact the market for commercial property; the risk that the development of parcels and master-planned communities will not be completed as anticipated; continued declines in the estimated fair value of our real estate inventory and the potential for write-downs or impairment charges;  the effects of increases in interest rates and availability of credit to buyers of our inventory; accelerated principal payments on our debt obligations due to re-margining or curtailment payment requirements; the ability to obtain financing and to renew existing credit facilities on acceptable terms, if at all; the Company’s ability to access additional capital on acceptable terms, if at all; the risk that we may be required to adjust the carrying value of our investment in Bluegreen and incur an impairment charge during the second quarter of 2008 or other future period if the trading price of Bluegreen’s common stock does not increase from current levels; the risks and uncertainties inherent in bankruptcy proceedings and the inability to predict the effect of Levitt and Sons’ reorganization and/or liquidation process on Levitt Corporation and its results of operation and financial condition; equity risks associated with a decline in the trading prices of its equity securities; the risk that creditors of Levitt and Sons may be successful in asserting claims against Levitt Corporation and the risk that any of Levitt Corporation’s assets may become subject to or included in Levitt and Sons’ bankruptcy case; and the Company’s success at managing the risks involved in the foregoing. Many of these factors are beyond our control. The Company cautions that the foregoing factors are not exclusive.
Executive Overview
     Entering 2008, we continue to focus on managing our real estate holdings during this challenging period for the real estate industry and on efforts to bring costs in line with our strategic objectives. We intend to pursue opportunistic acquisitions and investments in diverse industries, using a combination of our cash and third party equity and debt financing.  We have taken steps to align our staffing levels with these activities and our business strategy may result in acquisitions and investments within or outside of the real estate industry.  We also intend to explore a variety of funding structures which might leverage and capitalize on our available cash and other assets currently owned by us.  We may acquire entire businesses or majority interests or minority, non-controlling interest in companies.
     Our operations have historically been concentrated in the real estate industry which is cyclical in nature, and our largest remaining subsidiary is Core Communities, which sells land to residential builders as well as to commercial developers, and internally develops commercial real estate and enters into lease arrangements with tenants.  In addition, our Other Operations consist of an investment in Bluegreen, a NYSE-listed company in which we own approximately 31% of its outstanding common stock, and an investment in Office Depot, a NYSE-listed company in which we own approximately 1% of its outstanding common stock.  Bluegreen is engaged in the acquisition, development, marketing and sale of ownership interests in primarily “drive-to” vacation resorts, and the development and sale of golf communities and residential land. Other Operations also includes limited homebuilding activities in Tradition Hilton Head through our subsidiary, Carolina Oak, which is developing a community known as Magnolia Walk.  The results of operations and financial condition of Carolina Oak as of and for the three month period ended March 31, 2008 are included in the Other Operations segment.

Financial and Non-Financial Metrics
     We evaluate our performance and prospects using a variety of financial and non-financial metrics. The key financial metrics utilized to evaluate historical operating performance include revenues from sales of real estate, margin (which we measure as revenues from sales of real estate minus cost of sales of real estate), margin percentage (which we measure as margin divided by revenues from sales of real estate), income before taxes, net income and return on equity. We also continue to evaluate and monitor selling, general and administrative expenses as a percentage of revenue. In evaluating our future prospects, management considers non-financial information such as acres in backlog (which we measure as land subject to an executed sales contract) and the aggregate value of those contracts. Additionally, we monitor the number of properties remaining in inventory and under contract to be purchased relative to our sales and development trends. Our ratio of debt to shareholders’ equity and cash requirements are also considered when evaluating our future prospects, as are general economic factors and interest rate trends. Each of the above metrics is discussed in the following sections as it relates to our operating results, financial position and liquidity. These metrics are not an exhaustive list, and management may from time to time utilize different financial and non-financial information or may not use all of the metrics mentioned above.
Other Operations Overview
     At March 31, 2008, the Company, together with Woodbridge Equity Fund LLLP, a newly formed limited liability limited partnership wholly-owned by the Company, owned 3,000,200 shares of Office Depot common stock, which represents approximately one percent of Office Depot’s outstanding stock. These Office Depot shares were acquired during the 2008 first quarter at a cost of approximately $34.0 million.  In connection with the acquisition of this ownership interest, the Company nominated but subsequently withdrew two nominees to stand for election to Office Depot’s Board of Directors.
     In 2007, Levitt Corporation acquired from Levitt and Sons all of the outstanding membership interests in Carolina Oak, a South Carolina limited liability company (formerly known as Levitt and Sons of Jasper County, LLC), for the following consideration: (i) assumption of the outstanding principal balance of a loan in the amount of $34.1 million which is secured by a 150 acre parcel of land owned by Carolina Oak located in Tradition Hilton Head, (ii) execution of a promissory note in the amount of $400,000 to serve as a deposit under a purchase agreement between Carolina Oak and Core Communities of South Carolina, LLC and (iii) the assumption of specified payables in the amount of approximately $5.3 million. The principal asset of Carolina Oak is a 150 acre parcel of partially developed land currently under development and located in Tradition Hilton Head. As of March 31, 2008, Carolina Oak had 14 units under construction with 5 units in backlog. Carolina Oak has an additional 91 lots that are currently available for home construction. We may decide to continue to build the remainder of the community which is planned to consist of approximately 403 additional units if the sales of the existing units are successful.
Land Division Overview
     Our Land Division entered 2008 with two active projects, Tradition, Florida and Tradition Hilton Head.  We continue our development and sales activities in both of these projects.  Tradition, Florida encompasses approximately 8,200 total acres. Core has sold approximately 1,800 acres to date and has approximately 3,900 net saleable acres remaining in inventory with 260 acres subject to firm sales contracts with various purchasers as of March 31, 2008.  Tradition Hilton Head encompasses approximately 5,400 total acres, of which 163 acres have been sold to date leaving approximately 2,800 net saleable acres remaining.

     While the slowdown in the homebuilding sector still shows no sign of recovery, the Land Division expects to continue developing and selling land in its master-planned communities in South Carolina and Florida.  In addition to the marketing of parcels to homebuilders, the Land Division plans to continue to expand its commercial operations through sales to developers and the internal development of certain projects for leasing to third parties. The Land Division is currently pursuing the sale of two of its commercial leasing projects. While the commercial real estate market has not to date been as negatively impacted as the residential real estate market, interest in commercial property is weakening, and financing is not as readily available in the current market, which may adversely impact both our ability to complete sales and the profitability of any sales.  Core continues to actively market these two commercial projects which are available for immediate sale in their present condition.  Further, management believes these projects will be sold by June 2009.  There is no assurance that these sales will be completed in the timeframe expected by management or at all.
       In addition, the overall slowdown in the homebuilding market had a negative effect on demand for residential land in our Land Division which was partially mitigated by increased commercial leasing revenue.  Traffic at the Tradition, Florida information center slowed from prior years in connection with the overall slowdown in the Florida homebuilding market, but has improved from the prior quarter ended December 31, 2007. As a result of our continued Hilton Head expansion, as well as our continued expansion into the commercial leasing business, we incurred higher general and administrative expenses in the Land Division in the first quarter of 2008.
Critical Accounting Policies and Estimates
     Critical accounting policies are those policies that are important to the understanding of our financial statements and may also involve estimates and judgments about inherently uncertain matters. In preparing our financial statements, management makes estimates and assumptions that affect the amounts reported in the financial statements. These estimates require the exercise of judgment, as future events cannot be determined with certainty. Accordingly, actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in subsequent periods relate to revenue and cost recognition on percent complete projects, reserves and accruals, impairment reserves of assets, valuation of real estate, estimated costs to complete construction, reserves for litigation and contingencies and deferred tax valuation allowances. The accounting policies that we have identified as critical to the portrayal of our financial condition and results of operations are: (a) real estate inventories; (b) investments in unconsolidated subsidiaries – equity method; (c) homesite contracts and consolidation of variable interest entities; (d) revenue recognition; (e) capitalized interest; (f) income taxes; (g) impairment of long-lived assets; and (h) accounting for stock-based compensation. For a more detailed discussion of these critical accounting policies see “Critical Accounting Policies” appearing in our Annual Report on Form 10-K for the year ended December 31, 2007.
Investments in Unconsolidated Subsidiaries – Cost Method
     The Company’s management determines the appropriate classifications of investments in equity securities at the acquisition date and re-evaluates the classifications at each balance sheet date.  The Company follows either the equity or cost method of accounting to record its interests in entities in which it does not own the majority of the voting stock and to record its investment in variable interest entities in which it is not the primary beneficiary.   Typically, the cost method should be used if the investor owns less than 20% of the investee’s stock and the equity method should be used if the investor owns more than 20%.  However, the Financial Accounting Standards Board (“FASB”) concludes that the percentage ownership of stock is not the sole determinant in applying the equity or the cost method, but the significant factor is whether the investor has the ability to significantly influence the operating and financial policies of the investee.  The Company uses the cost method for investments where the Company owns less than a 20% interest and does not have the ability to significantly influence the operating and financial policies of the investee in accordance with relative accounting guidance.

     Held-to-maturity investments are carried at amortized cost, reflecting the ability and intent to hold the securities to maturity. Trading investments are carried at fair value and include securities acquired with the intent to sell in the near term. All other securities are classified as available-for-sale and are carried at fair value with net unrealized gains or losses reported as a component of accumulated other comprehensive income (loss), but do not impact our results of operations. Levitt’s investments in common shares of Office Depot are classified as available-for-sale as of March 31, 2008.
     Investment gains and losses in earnings associated with investments classified as available for sale arise when investments are sold (as determined on a specific identification basis) or are other-than-temporarily impaired. If in management’s judgement a decline in the value of an investment below cost is other than temporary, the cost of the investment is written down to fair value with a corresponding charge to earnings. Factors considered in judging whether an impairment is other then temporary include: the financial condition and business prospects of the issuer, the length of time that fair value has been less than cost, the relative amount of the decline in the value of the investment and the Company’s ability and intent to hold the investment until the fair value recovers.
CONSOLIDATED RESULTS OF OPERATIONS

	Three Months
	Ended March 31,
(In thousands)	2008	2007	Change
Revenues:
Sales of real estate	$154	141,298	(141,144)
Other revenues	746	1,912	(1,166)

Total revenues	900	143,210	(142,310)

Costs and expenses:
Cost of sales of real estate	28	112,908	(112,880)
Selling, general and administrative expenses	12,075	32,314	(20,239)
Interest expense	2,719	—	2,719
Other expenses	—	482	(482)

Total costs and expenses	14,822	145,704	(130,882)

Earnings from Bluegreen Corporation	526	1,744	(1,218)
Interest and other income	1,599	2,340	(741)

(Loss) income from continuing operations before income taxes	(11,797)	1,590	(13,387)
Provision for income taxes	—	(611)	611

(Loss) income from continuing operations	(11,797)	979	(12,776)
Discontinued operations:
Income (loss) from discontinued operations	1,366	(3)	1,369

Net (loss) income	$(10,431)	976	(11,407)

For the Three Months Ended March 31, 2008 Compared to the Same 2007 Period:
     We incurred a consolidated net loss of $10.4 million for the three months ended March 31, 2008, as compared to consolidated net income of $976,000 for the same period in 2007. The decrease in net income was mainly the result of the deconsolidation of Levitt and Sons at November 9, 2007. Levitt and Sons generated approximately $5.0 million in net income during the three months ended March 31, 2007. Additionally, Bluegreen experienced lower net earnings in the three months ended

March 31, 2008 in comparison to the same period in 2007, and revenues from sales of real estate in the Other Operations segment decreased as Levitt Commercial did not deliver any warehouse units in the three months ended March 31, 2008 while delivering 17 of these units in the same 2007 period. We have no current plan for future sales by Levitt Commercial. Lastly, selling, general and administrative expenses increased in the Land Division as noted below.
     Our revenues from sales of real estate decreased to $154,000 for the quarter ended March 31, 2008 from $141.3 million for the same 2007 period. This decrease was primarily attributable to the deconsolidation of Levitt and Sons at November 9, 2007. Levitt and Sons generated revenues from sales of real estate for the three months ended March 31, 2007 of $134.2 million. Revenues from sales of real estate for the three months ended March 31, 2007 also included $6.6 million of revenues relating to Levitt Commercial’s delivery of its remaining inventory, which was comprised of 17 warehouse units. There were no comparable sales in the same period in 2008.
     Other revenues decreased to $746,000 for the three months ended March 31, 2008 from $1.9 million for the same period in 2007. This was due to decreased marketing income associated with Tradition, Florida. In addition, title and mortgage operations revenues associated with our Homebuilding Division were not included in the consolidated results for the three months ended March 31, 2008 as compared to $722,000 in the same period in 2007.
     Cost of sales decreased $112.9 million during the three months ended March 31, 2008, as compared to the same 2007 period as we did not deliver any homes or warehouse units, and sold only one lot, during the three months ended March 31, 2008. Levitt Commercial delivered 17 warehouse units and Levitt and Sons delivered 362 homes for the three months ended March 31, 2007.
     Selling, general and administrative expenses decreased $20.2 million to $12.1 million during the three months ended March 31, 2008 compared to $32.3 million during the same period in 2007 primarily as a result of the deconsolidation of Levitt and Sons at November 9, 2007. Selling, general and administrative expenses attributable to Levitt and Sons for the three months ended March 31, 2007 were $20.3 million. Consolidated selling, general and administrative expenses excluding those attributable to Levitt and Sons remained relatively unchanged for the three months ended March 31, 2008 compared to the same 2007 period. The Company experienced decreased employee compensation, benefits and incentives expense in the Other Operations segment and decreased selling costs because no warehouse units were delivered during the period. These decreases were offset by increases in the Land Division expenses associated with our support of the community and commercial associations. Additionally, the Parent Company incurred professional services associated with the nomination of two individuals to Office Depot’s board of directors. There were also increased insurance costs due to the absorption of certain of Levitt and Sons’ insurance costs and increased severance related expenses related to the reductions in force associated with the bankruptcy filing of Levitt and Sons.
     Interest incurred totaled $5.0 million for the three months ended March 31, 2008 and $12.3 million for the same period in 2007. While all interest was capitalized during the 2007 period, only $2.3 million was capitalized in the three months ended March 31, 2008 due to the completion of certain phases of development associated with our real estate inventory which resulted in a decreased amount of qualified assets for interest capitalization. Interest incurred was lower due to decreases in the average interest rates on our debt and lower outstanding balances of notes and mortgage notes payable primarily due to the deconsolidation of Levitt and Sons at November 9, 2007. At the time of land sales, the capitalized interest allocated to inventory is charged to cost of sales. Cost of sales of real estate for the three months ended March 31, 2007 included previously capitalized interest of approximately $4.4 million, while no significant capitalized interest was charged to cost of sales of real estate in the same period in 2008.
     Other expenses for the three months ended March 31, 2007 were $482,000 and consisted solely of mortgage operations expenses associated with Levitt and Sons. These expenses were not incurred in the three months ended March 31, 2008 due to the deconsolidation of Levitt and Sons at November 9, 2007.

     Bluegreen reported net income for the three months ended March 31, 2008 of $1.4 million, as compared to $5.3 million for the same period in 2007. Our interest in Bluegreen’s earnings was $526,000 for the first quarter of 2008 compared to $1.7 million for the first quarter of 2007. The 9.5 million shares of Bluegreen that we own represented approximately 31% of the outstanding shares of Bluegreen at each of March 31, 2008 and 2007.
     Interest and other income decreased to $1.6 million during the three months ended March 31, 2008 from $2.3 million during the same period in 2007. This change was primarily related to a decrease in forfeited deposits of $1.4 million due to the deconsolidation of Levitt and Sons at November 9, 2007. This decrease was partially offset by an increase in interest income based on higher cash balances at the Parent Company in the three months ended March 31, 2008 reflecting the proceeds from the October 2007 rights offering.
     The provision for income taxes is estimated to result in an effective tax rate of 0.0% in 2008. The effective tax rate used for the three months ended March 31, 2007 was 38.4%. The decrease in the effective tax rate is a result of recording a valuation allowance for those deferred tax assets that are not expected to be recovered in the future. Due to large losses in 2007 and expected taxable losses in the foreseeable future, we do not believe at this time that we will have sufficient taxable income of the appropriate character in the future and prior carryback years to realize any portion of the net deferred tax asset.
     The income from discontinued operations, which relates to two commercial leasing projects at Core Communities, was $1.4 million in the three months ended March 31, 2008 compared to a loss of $3,000 in the same period in 2007. The increase is due to increased commercial lease activity generating higher rental revenues.

LAND DIVISION RESULTS OF OPERATIONS

	Three Months
	Ended March 31,
(Dollars in thousands)	2008	2007	Change
Revenues:
Sales of real estate	$154	777	(623)
Other revenues	487	917	(430)

Total revenues	641	1,694	(1,053)

Costs and expenses:
Cost of sales of real estate	28	72	(44)
Selling, general and administrative expenses	4,979	3,773	1,206
Interest expense	688	215	473

Total costs and expenses	5,695	4,060	1,635

Interest and other income	899	945	(46)

Loss from continuing operations before income taxes	(4,155)	(1,421)	(2,734)
Benefit for income taxes	—	566	(566)

Loss from continuing operations	(4,155)	(855)	(3,300)
Discontinued operations:
Income (loss) from discontinued operations	1,366	(3)	1,369

Net loss	$(2,789)	(858)	(1,931)

Acres sold	—	—	—
Margin percentage (a)	81.8%	90.7%	(8.9)%
Unsold saleable acres	6,679	6,871	(192)
Acres subject to sales contracts – Third parties	260	74	186
Aggregate sales price of acres subject to sales contracts to third parties	$78,488	21,124	57,364

(a)	Sales of real estate and margin percentage include revenues from look back provisions and recognition of deferred revenue associated with sales in prior periods. One lot was sold in the three months ended March 31, 2008 compared to no lot sales in the same period in 2007.
     Due to the nature and size of individual land transactions, our Land Division results are subject to significant volatility. Although we have historically realized margins of between 40.0% and 60.0% on Land Division sales, margins on land sales are likely to be below that level given the downturn in the real estate markets and the significant decrease in demand. Margins will fluctuate based upon changing sales prices and costs attributable to the land sold. In addition to the impact of economic and market factors, the sales price and margin of land sold varies depending upon: the location; the parcel size; whether the parcel is sold as raw land, partially developed land or individually developed lots; the degree to which the land is entitled; and whether the designated use of land is residential or commercial. The cost of sales of real estate is dependent upon the original cost of the land acquired, the timing of the acquisition of the land, the amount of land development, and interest and property tax costs capitalized to the particular land parcel during active development. Allocations to cost of sales involve significant management judgment and include an estimate of future costs of development, which can vary over time due to labor and material cost increases, master plan design changes and regulatory modifications. Accordingly, allocations are subject to change based on factors which are in many instances beyond management’s control. Future margins will continue to vary based on these and other market factors. If the real estate markets deteriorate further, there is no assurance that we will be able to sell land at prices above our carrying cost or even in amounts necessary to repay our indebtedness.

     The value of acres subject to third party sales contracts increased from $21.1 million at March 31, 2007 to $78.5 million at March 31, 2008. This backlog consists of executed contracts and provides an indication of potential future sales activity and value per acre. However, the backlog is not an exclusive indicator of future sales activity. Some sales involve contracts executed and closed in the same quarter and therefore will not appear in the backlog. In addition, contracts in the backlog are subject to cancellation.
For the Three Months Ended March 31, 2008 Compared to the Same 2007 Period:
     Revenues from sales of real estate decreased to $154,000 during the three months ended March 31, 2008, compared to $777,000 during the same period in 2007. Revenues from sales of real estate for the three months ended March 31, 2007 were comprised of “look back” provisions of $415,000 and recognition of deferred revenue totaling $362,000. Revenues from sales of real estate for the three months ended March 31, 2008 included “look back” provisions of $71,000. “Look back” revenue relates to incremental revenue received from homebuilders that purchased land based on the final resale price to the homebuilder’s customer. In addition, in the three months ended March 31, 2008, we recognized $73,000 in revenue, net of deferred revenue on one lot sale compared to no lot sales in the same period in 2007. Inter-segment revenue of $222,000 was eliminated in consolidation during the three months ended March 31, 2007, as compared to no inter-segment revenue in the same 2008 period.
     Other revenues decreased to $487,000 for the three months ended March 31, 2008, as compared to $917,000 during the same quarter in 2007. This was due primarily to decreased marketing income associated with Tradition, Florida.
     Cost of sales decreased to $28,000 during the three months ended March 31, 2008, as compared to $72,000 for the same 2007 period. Cost of sales for the three months ended March 31, 2008 represents the costs associated with the sale of one lot in Tradition Hilton Head.
     Selling, general and administrative expenses increased to $5.0 million during the three months ended March 31, 2008 from $3.8 million for the same period in 2007 primarily due to higher other administrative expenses associated with increased marketing and development activities in South Carolina. Additionally, there were increased expenses associated with our support of the property owner associations.
     Interest incurred for the three months ended March 31, 2008 and 2007 was $2.4 million and $2.1 million, respectively. Interest capitalized totaled $1.7 million for the three months ended March 31, 2008 as compared to $1.9 million during the same 2007 period. This difference in the interest incurred and capitalized in the three months ended March 31, 2007 of approximately $215,000 was attributable to funds borrowed by Core Communities but then loaned to the Parent Company. The capitalization of this interest occurred at the Parent Company level and all intercompany interest expense and income was eliminated on a consolidated basis. Intercompany interest for the three months ended March 31, 2008 was approximately $642,000. For the three months ended March 31, 2008, a portion of interest incurred was not capitalized due to the completion of certain phases of development associated with our real estate inventory which resulted in a decreased amount of qualified assets for interest capitalization. Interest incurred was higher due to higher outstanding balances of notes and mortgage notes payable. Cost of sales of real estate for the three months ended March 31, 2008 and March 31, 2007 did not include previously capitalized interest.
     The decrease in interest and other income from $945,000 for the three months ended March 31, 2007 to $899,000 for the same period in 2008 is primarily related to decreased interest income due to lower average interest rates.

     The income from discontinued operations, which relates to two commercial leasing projects at Tradition, Florida which were held for sale as of March 31, 2008, was $1.4 million in the three months ended March 31, 2008 compared to a loss of $3,000 in the same period of 2007. The increase is due to increased commercial lease activity generating higher rental revenues.
OTHER OPERATIONS RESULTS OF OPERATIONS

	Three Months
	Ended March 31,
(In thousands)	2008	2007	Change
Revenues:
Sales of real estate	$—	6,574	(6,574)
Other revenues	259	293	(34)

Total revenues	259	6,867	(6,608)

Costs and expenses:
Cost of sales of real estate	—	5,501	(5,501)
Selling, general and administrative expenses	7,096	8,236	(1,140)
Interest expense	2,673	—	2,673

Total costs and expenses	9,769	13,737	(3,968)

Earnings from Bluegreen Corporation	526	1,744	(1,218)
Interest and other income	1,342	245	1,097

Loss before income taxes	(7,642)	(4,881)	(2,761)
Benefit for income taxes	—	1,864	(1,864)

Net loss	$(7,642)	(3,017)	(4,625)

For the Three Months Ended March 31, 2008 Compared to the Same 2007 Period:
     During the three months ended March 31, 2007, Levitt Commercial delivered 17 warehouse units generating revenues of $6.6 million. Those 17 units comprised all of Levitt Commercial’s remaining inventory and, accordingly, Levitt Commercial did not deliver any units during the three months ended March 31, 2008. We have no current plan for future sales by Levitt Commercial. At March 31, 2008, Carolina Oak had a backlog of 5 units with a value of $1.6 million compared to no units in backlog at March 31, 2007.
     Cost of sales of real estate for the three months ended March 31, 2007 of $5.5 million included both the cost of sales of the 17 warehouse units delivered as well as the expensing of interest previously capitalized in this business segment. There was no cost of sales in the three months ended March 31, 2008 as no units were delivered and we did not expense interest previously capitalized. Historically, the expensing of previously capitalized interest at the Parent Company level has been recorded based on the expensing of previously capitalized interest by our subsidiaries. Our subsidiaries did not expense any previously capitalized interest for the three months ended March 31, 2008.
     Bluegreen reported net income for the three months ended March 31, 2008 of $1.4 million, as compared to $5.3 million for the same period in 2007.  Our interest in Bluegreen’s income was $526,000 for the 2008 period compared to $1.7 million for the 2007 period.  We currently own approximately 9.5 million shares of the common stock of Bluegreen, which represented approximately 31% of Bluegreen’s outstanding shares as of March 31, 2008.  Under equity method accounting, we recognize our pro-rata share of Bluegreen’s net income (net of purchase accounting adjustments) as pre-tax earnings.  Bluegreen has not paid dividends to its shareholders; therefore, our earnings represent only our claim to the future distributions of Bluegreen’s earnings.  Accordingly, we record a tax liability on our portion of Bluegreen’s net income.  Our earnings in Bluegreen increase or decrease concurrently with Bluegreen’s reported results. Furthermore, the trading price of Bluegreen’s common stock is significantly lower than the per share book value of our investment.   However, we will continue to monitor the investment over the next quarter such that if the trading value of the investment does not improve and continues to be below the investment’s book value, an impairment loss could be necessary.
     Selling, general and administrative expenses decreased to $7.1 million during the three months ended March 31, 2008 as compared to $8.2 million during the three months ended March 31, 2007. The decrease was attributable to decreased compensation, benefits and incentives expenses, decreased selling costs because no warehouse units were delivered during the period, and decreased office related expenses. The decrease in compensation and office related expenses are attributable to decreased headcount, as total employees decreased from 61 at March 31, 2007 to 34 at March 31, 2008. These decreases were offset in part by increases in severance related charges, increased professional services and increased insurance costs due to the absorption of certain of Levitt and Sons’ insurance costs. Increased professional services were associated with the nomination of two individuals to Office Depot’s board of directors, as well as increased severance related expense associated with reductions in force resulting from the bankruptcy filing of Levitt and Sons.
     Interest incurred was approximately $3.3 million and $2.3 million for the three months ended March 31, 2008 and 2007, respectively. While all interest was capitalized during the 2007 period, only $644,000 related to Carolina Oak was capitalized in the three months ended March 31, 2008 due to the completion of certain phases of development associated with the Land Division’s real estate inventory which resulted in a decreased amount of qualified assets for interest capitalization at the Parent Company level. The increase in interest incurred was attributable to higher outstanding balances on our notes and mortgages notes payable for the three months ended March 31, 2008 compared to the same period in 2007 as well as an increase in interest associated with an intercompany loan.
     Interest and other income increased to $1.3 million during the three months ended March 31, 2008 as compared to $245,000 for the same period of 2007. The increase is due to increased interest income based on higher cash balances in the three months ended March 31, 2008 than the same period in 2007 reflecting proceeds from the October 2007 rights offering.

PRIMARY HOMEBUILDING SEGMENT RESULTS OF OPERATIONS

	Three Months
	Ended March 31,
(Dollars in thousands)	2008	2007	Change

Revenues
Sales of real estate	$—	112,512	(112,512)
Other revenues	—	722	(722)

Total revenues	—	113,234	(113,234)

Costs and expenses
Cost of sales of real estate	—	86,952	(86,952)
Selling, general and administrative expenses	—	18,421	(18,421)
Other expenses	—	482	(482)

Total costs and expenses	—	105,855	(105,855)

Interest and other income	—	1,641	(1,641)

Income before income taxes	—	9,020	(9,020)
Provision for income taxes	—	(3,539)	3,539

Net income	$—	5,481	(5,481)

Homes delivered (units)	—	315	(315)
Construction starts (units)	—	202	(202)
Average selling price of homes delivered (a)	$—	357,000	(357,000)
Margin percentage on homes delivered (a)	—	22.7%	(22.7)%
Net orders (units)	—	101	(101)
Net orders (value)	$—	33,156	(33,156)
Backlog of homes (units)	—	912	(912)
Backlog of homes (value)	$—	332,196	(332,196)
     There are no results of operations or financial metrics included in the preceding table for the three months ended March 31, 2008 due to the deconsolidation of Levitt and Sons from our financial statements at November 9, 2007. Therefore, a comparative analysis is not included in this section. For further information regarding Levitt and Sons’ results of operations, see note 20 to our unaudited consolidated financial statements.
     Historically, the results of operations of Carolina Oak were included as part of the Primary Homebuilding segment. The results of operations of Carolina Oak after January 1, 2008 are included in the Other Operations segment as a result of the deconsolidation of Levitt and Sons at November 9, 2007, and the acquisition of Carolina Oak by Levitt Corporation.

TENNESSEE HOMEBUILDING SEGMENT RESULTS OF OPERATIONS

	Three Months
	Ended March 31,
(Dollars in thousands)	2008	2007	Change

Revenues
Sales of real estate	$—	21,657	(21,657)

Total revenues	—	21,657	(21,657)

Costs and expenses
Cost of sales of real estate	—	20,651	(20,651)
Selling, general and administrative expenses	—	1,884	(1,884)

Total costs and expenses	—	22,535	(22,535)

Interest and other income	—	29	(29)

Loss before income taxes	—	(849)	849
Benefit for income taxes	—	328	(328)

Net loss	$—	(521)	521

Homes delivered (units)	—	47	(47)
Construction starts (units)	—	52	(52)
Average selling price of homes delivered (a)	$—	225,000	(225,000)
Margin percentage on homes delivered (a)	—	9.5%	(9.5)%
Net orders (units)	—	58	(58)
Net orders (value)	$—	10,744	(10,744)
Backlog of homes (units)	—	133	(133)
Backlog of homes (value)	$—	26,833	(26,833)

(a)	Calculation for the three months ended March 31, 2007 excludes an $11.1 million land sale, which generated no margin.
     There are no results of operations or financial metrics included in the preceding table for the three months ended March 31, 2008 due to the deconsolidation of Levitt and Sons from our financial statements at November 9, 2007. Therefore, a comparative analysis is not included in this section. For further information regarding Levitt and Sons’ results of operations, see note 20 to our unaudited consolidated financial statements.

FINANCIAL CONDITION
March 31, 2008 compared to December 31, 2007
     Our total assets at March 31, 2008 and December 31, 2007 were $688.7 million and $712.9 million, respectively. The decrease in total assets primarily resulted from:
•	a net decrease in cash and cash equivalents of $64.0 million, which resulted from cash used in operations of $17.8 million, cash used in investing activities of $34.7 million and cash used in financing activities of $11.4 million. Cash used in investing activities included $34.0 million used for the acquisition of Office Depot common stock, which offset the decrease in cash by increasing the investment in other equity securities; and

•	The above decrease was partially offset by an increase in inventory of real estate mainly due to the land development activities of the Land Division.
     Total liabilities at March 31, 2008 and December 31, 2007 were $439.4 million and $451.7 million, respectively. The decrease in total liabilities primarily resulted from:
•	a net decrease in notes and mortgage notes payable of $12.7 million, primarily due to a curtailment payment made in connection with a development loan in Tradition Hilton Head; and

•	A decrease in accounts payable, accrued liabilities and other liabilities of approximately $1.4 million attributable to decreased severance and construction related accruals.
LIQUIDITY AND CAPITAL RESOURCES
     Management assesses the Company’s liquidity in terms of the Company’s cash balances and its ability to generate cash to fund its operating and investment activities. We intend to use available cash and our borrowing capacity to implement our business strategy of pursuing investment opportunities and continuing the development of our master-planned communities. We will also seek to utilize community development districts to fund development costs when possible. We also will use available cash to repay borrowings and to pay operating expenses. We believe that our current financial condition and credit relationships, together with anticipated cash flows from operations and other sources of funds, which may include proceeds from the disposition of certain properties or investments, will provide for our anticipated liquidity needs.
     The Company separately manages liquidity at the Parent Company level and at the operating subsidiary level, consisting primarily of Core Communities. Subsidiary operations are generally financed using proceeds from sales of real estate inventory and debt financing using operating assets as loan collateral. Many of Core’s financing agreements contain covenants at the subsidiary level. Parent company guarantees are rarely provided and, when provided, are provided on a limited basis.
Levitt Corporation (Parent Company level)
     As of March 31, 2008 and December 31, 2007, Levitt Corporation had cash of $117.6 million and $162.0 million, respectively. Our cash decreased by $44.4 million during the three months ended March 31, 2008 primarily due to the acquisition of 3,000,200 shares of Office Depot common stock for an aggregate cost of $34.0 million. The remaining balance was used in operations and to pay accrued expenses including severance.

     In February 2008, Bluegreen announced that it was considering pursuing a rights offering to its shareholders of up to $100 million of common stock. Bluegreen recently announced that it intends to broaden its consideration of potential sources of capital and that it expects to file a shelf registration statement which would permit it to issue common stock, preferred stock, debt and/or convertible debt. Bluegreen has also announced that it does not intend to pursue an offering of its common stock at this time.
     On October 25, 2007, Levitt Corporation acquired from Levitt and Sons all of the membership interests in Carolina Oak, which owns a 150 acre parcel in Tradition Hilton Head. In connection with this acquisition, the credit facility collateralized by the 150 acre parcel (the “Carolina Oak Loan”) was modified, and Levitt Corporation became the obligor under the Carolina Oak Loan. Levitt Corporation was previously a guarantor of this loan and as partial consideration for Levitt Corporation becoming an obligor of the Carolina Oak Loan, the membership interest of Levitt and Sons, previously pledged by Levitt Corporation to the lender, was released. At March 31, 2008, the outstanding balance of $39.7 million on the Carolina Oak Loan is collateralized by a first mortgage on the 150 acre parcel in Tradition Hilton Head and guaranteed by Carolina Oak. The Carolina Oak Loan is due and payable on March 21, 2011 but may be extended for one additional year at the discretion of the lender. Interest accrues under the facility at the Prime Rate (5.25% at March 31, 2008) and is payable monthly. The Carolina Oak Loan is subject to customary terms, conditions and covenants, including periodic appraisal and re-margining and the lender’s right to accelerate the debt upon a material adverse change with respect to Levitt Corporation. At March 31, 2008, there was no immediate availability to draw on this facility based on available collateral.
     At this time, it is not possible to predict the impact that the Chapter 11 Cases will have on Levitt Corporation and its results of operations, cash flows or financial condition. At the time of deconsolidation, November 9, 2007, Levitt Corporation had a negative investment in Levitt and Sons of $123.0 million and there were outstanding advances due to Levitt Corporation from Levitt and Sons of $67.8 million, resulting in a net negative investment of $55.2 million. Since the Chapter 11 Cases were filed, Levitt Corporation has incurred certain administrative costs relating to services performed for Levitt and Sons and its employees (“Post Petition Services”) in the amount of $1.9 million, of which $187,000 was incurred in April 2008. The payment by Levitt and Sons of its outstanding advances and the Post Petition Services expenses are subject to the risks inherent to the recovery by creditors in the Chapter 11 Cases. Levitt and Sons may not have sufficient assets to repay Levitt Corporation for advances made to Levitt and Sons or the Post Petition Services and it is likely that these amounts will not be recovered. In addition, Levitt Corporation files a consolidated federal income tax return. At March 31, 2008, Levitt Corporation had a federal income tax receivable of $27.4 million as a result of losses incurred which is anticipated to be collected upon filing the 2007 consolidated U.S. federal income tax return. The Company has been advised that the creditors believe they are entitled to share in an unstated amount of the refund.
Core Communities
     At March 31, 2008 and December 31, 2007, Core had cash and cash equivalents of $13.6 million and $33.1 million, respectively. Cash decreased $19.5 million during the three months ended March 31, 2008 primarily as a result of the $14.9 million curtailment payment mentioned below and cash used to fund the continued development at Core’s projects as well as selling, general and administrative expenses. At March 31, 2008, Core had immediate availability under its various lines of credit of $19.0 million. Core has incurred and expects to continue to incur significant land development expenditures in both Tradition, Florida and in Tradition Hilton Head. Tradition Hilton Head is in the early stage of the master-planned community’s development cycle and significant investments have been made and will be required in the future to develop the community infrastructure.
     Core’s loan agreements generally require repayment of specified amounts upon a sale of a portion of the property collateralizing the debt. Core is subject to provisions in one of their loan agreements collateralized by land in Tradition Hilton Head that require additional principal payments, known as curtailment payments, in the event that sales are below those agreed to at the inception of the borrowing. A curtailment payment of $14.9 million relating to Tradition Hilton Head was paid in January 2008, and an additional $19.3 million will be due in June 2008 if actual sales at Tradition Hilton Head continue to be below the contractual requirements of the development loan.
     In March 2008, Core agreed to the termination of a $20 million line of credit. No amounts were outstanding under this $20 million facility at the date of termination. The lender agreed to continue to honor two construction loans to a subsidiary of Core totaling $9.3 million as of March 31, 2008.
     The loans which provide the primary financing for Tradition, Florida and Tradition Hilton Head have annual appraisal and re-margining requirements. These provisions may require Core, in circumstances where the value of its real estate securing these loans declines, to pay down a portion of the principal amount of the loan to bring the loan within specified minimum loan-to-value ratios. Accordingly, should land prices decline, reappraisals could result in significant future re-margining payments. In addition, all of Core’s debt facilities contain financial covenants generally covering net worth, liquidity and loan to value ratios. Further, Core’s debt facilities contain cross-default provisions under which a default on one loan with a lender could cause a default on other debt instruments with the same lender. If we fail to comply with any of these restrictions or covenants, the holders of the applicable debt could cause our debt to become due and payable prior to maturity. These accelerations or significant re-margining payments could require us to dedicate a substantial portion of cash to payment of our debt and reduce our ability to use our cash to fund operations or investments. Possible liquidity sources available to Core include the sale of real estate inventory, including commercial properties, debt or outside equity financing, including secured borrowings using unencumbered land, and funding from Levitt Corporation.
Off Balance Sheet Arrangements and Contractual Obligations
     In connection with the development of certain projects, community development, special assessment or improvement districts have been established and may utilize tax-exempt bond financing to fund construction or acquisition of certain on-site and off-site infrastructure improvements near or at these communities. If these improvement districts were not established, we would need to fund community infrastructure development out of operating income or through sources of financing or capital, or be forced to delay our development activity. The obligation to pay principal and interest on the bonds issued by the districts is assigned to each parcel within the district, and a priority assessment lien may be placed on benefited parcels to provide security for the debt service. The bonds, including interest and redemption premiums, if any, and the associated priority lien on the property are typically payable, secured and satisfied by revenues, fees, or assessments levied on the property benefited. Core pays a portion of the revenues, fees, and assessments levied by the districts on the properties it still owns that are benefited by the improvements. Core may also agree to pay down a specified portion of the bonds at the time each unit or parcel is sold. The costs of these obligations are capitalized to inventory during the development period and recognized as cost of sales when the properties are sold.
     Core’s bond financing at March 31, 2008 consisted of district bonds totaling $218.7 million with outstanding amounts of approximately $92.9 million. Further, at March 31, 2008, there was approximately $124.2 million available under these bonds to fund future development expenditures. Bond obligations at March 31, 2008 mature in 2035 and 2040. As of March 31, 2008, Core Communities owned approximately 16% of the property subject to assessments within the community development district and approximately 91% of the property subject to assessments within the special assessment district. During the quarter ended March 31, 2008, Core recorded approximately $105,000 in assessments on property owned by it in the districts. Core is responsible for any assessed amounts until the underlying property is sold and will continue to be responsible for the annual assessments if the property is never sold. Accordingly, if the current adverse conditions in the homebuilding industry do not improve and we are forced to hold our land inventory longer than originally projected, Core would be forced to pay a higher portion of annual assessments on property which is subject to assessments. In addition, Core has guaranteed payments for assessments under the district bonds in Tradition, Florida which would require funding if future assessments to be allocated to property owners are insufficient to repay the bonds. Management has evaluated this exposure based upon the criteria in Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”, and has determined that there have been no substantive changes to the projected density or land use in the development subject to the bond which would make it probable that Core would have to fund future shortfalls in assessments.
     In accordance with Emerging Issues Task Force Issue No. 91-10, “Accounting for Special Assessments and Tax Increment Financing”, the Company records a liability for the estimated developer obligations that are fixed and determinable and user fees that are required to be paid or transferred at the time the parcel or unit is sold to an end user. At March 31, 2008, the liability related to developer obligations was $3.5 million. This liability is included in the liabilities related to assets held for sale in the accompanying consolidated statement of financial condition as of March 31, 2008, and includes amounts associated with Core’s ownership of the property.
     The following table summarizes our contractual obligations as of March 31, 2008 (in thousands):

		Payments due by period
		Less than	2 - 3	4 - 5	More than
Category	Total	1 year	Years	Years	5 years
Long-term debt obligations (1) (2)	$262,119	29,938	46,963	78,279	106,939
Long-term debt obligations associated with assets held for sale	80,379	8,904	5,902	62,519	3,054
Operating lease obligations	4,515	1,278	1,502	508	1,227

Total Obligations	$347,013	40,120	54,367	141,306	111,220

(1)	Amounts exclude interest because terms of repayment are based on construction activity and sales volume. In addition, a large portion of our debt is based on variable rates.

(2)	These amounts represent scheduled principal payments and some of those borrowings require the repayment of specified amounts upon a sale of portions of the property securing those obligations, as well as curtailment repayments prior to scheduled maturity pursuant to re-margining requirements.
     Long-term debt obligations consist of notes, mortgage notes and bonds payable. Operating lease obligations consist of lease commitments. In addition to the above contractual obligations, we have $2.4 million in unrecognized tax benefits related to FASB Interpretation No. 48 - “Accounting for Uncertainty in Income Taxes — an interpretation of FASB No. 109”.
     At March 31, 2008, we had outstanding surety bonds and letters of credit of approximately $4.5 million related primarily to obligations to various governmental entities to construct improvements in our various communities. We estimate that approximately $1.6 million of work remains to complete these improvements. We do not believe that any outstanding bonds or letters of credit will likely be drawn upon.
     Levitt and Sons had $33.3 million in surety bonds related to its ongoing projects at the time of the filing of the Chapter 11 Cases. In the event that these obligations are drawn and paid by the surety, Levitt Corporation could be responsible for up to $12.0 million plus costs and expenses in accordance with the surety indemnity agreements executed by the Company. As of March 31, 2008, the $1.7 million surety bonds accrual at Levitt Corporation related to certain bonds for which management considers it probable that the Company will be required to reimburse the surety under applicable indemnity agreements. During the three months ended March 31, 2008, the Company performed under its indemnity agreement and reimbursed the surety $165,000 for bonds claims paid during the period. It is unclear given the uncertainty involved in the Chapter 11 Cases whether and to what extent the remaining outstanding surety bonds of Levitt and Sons will be drawn and the extent to which Levitt Corporation may be responsible for additional amounts beyond this accrual. There is no assurance that Levitt Corporation will not be responsible for amounts well in excess of the $1.7 million accrual. It is considered unlikely that Levitt Corporation will receive any repayment, assets or other consideration as recovery of any amounts it may be required to pay.
     On November 9, 2007, Levitt Corporation implemented an employee fund and offered up to $5 million of severance benefits to terminated Levitt and Sons employees to supplement the limited termination benefits paid by Levitt and Sons to those employees. Levitt and Sons was restricted in the payment of termination benefits to its former employees by virtue of the Chapter 11 Cases. For the three months ended March 31, 2008, the Company paid approximately $1.5 million in severance and termination charges related to the above described fund as well as severance for employees other than Levitt and Sons employees. Employees entitled to participate in the fund either received a payment stream, which in certain cases extended over two years, or a lump sum payment, dependent on a variety of factors. Former Levitt and Sons’ employees who received these payments were required to assign to the Company their unsecured claims against Levitt and Sons. At March 31, 2008, there was $1.6 million accrued to be paid from this fund as well as severance for employees other than Levitt and Sons employees. In addition to these amounts, the Company expects additional severance related obligations of approximately $474,000 to be incurred during the remainder of 2008 as former Levitt and Sons’ employees assign their unsecured claims to the Company.
NEW ACCOUNTING PRONOUNCEMENTS.
     See note 18 of our unaudited consolidated financial statements included under Item 1 of this report for a discussion of new accounting pronouncements applicable to us.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
     Market risk is defined as the risk of loss arising from adverse changes in market valuations that arise from interest rate risk, foreign currency exchange rate risk, commodity price risk and equity price risk. We have a risk of loss associated with our borrowings as we are subject to interest rate risk on our long-term debt. At March 31, 2008, including borrowings related to assets held for sale, we had $236.5 million in borrowings with adjustable rates tied to the Prime Rate and/or LIBOR rate and $106.0 million in borrowings with fixed or initially-fixed rates. Consequently, the impact on our variable rate debt from changes in interest rates may affect our earnings and cash flows but would generally not impact the fair value of such debt. With respect to fixed rate debt, changes in interest rates generally affect the fair market value of the debt but not our earnings or cash flow.
     Assuming the variable rate debt balance of $236.5 million outstanding at March 31, 2008 (which does not include initially fixed-rate obligations which will not become floating rate during 2008) were to remain constant, each one percentage point increase in interest rates would increase the interest incurred by us by approximately $2.4 million per year.
     Included in the Company’s Consolidated Statement of Financial Condition at March 31, 2008 were $33.2 million of publicly traded equity securities (comprised of 3,000,200 shares of Office Depot common stock) which are carried at fair value with net unrealized gains or losses reported as a component of accumulated other comprehensive income in the consolidated statement of shareholders’ equity.

These equity securities are subject to equity pricing risks arising in connection with changes in their relative value due to changing market and economic conditions and the results of operation and financial condition of Office Depot. A decline in the trading price of these securities will negatively impact the Company’s shareholders equity.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, our management carried out an evaluation, with the participation of our Chief Executive Officer and our Acting Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that, as of March 31, 2008, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Acting Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) under the Securities Exchange Act of 1934, as amended, that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     There have been no material changes in our legal proceedings from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.
Item 1A. Risk Factors
     There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.
Item 5. Other Information
     As previously disclosed, the Company’s 2008 annual meeting of shareholders is scheduled to be held on May 20, 2008. At the meeting, the Company’s shareholders will be asked to elect three directors to the Company’s Board of Directors and to approve an amendment to the Company’s Amended and Restated Articles of Incorporation to change the Company’s name to “Woodbridge Financial Corporation.” The Company’s Board of Directors has determined that it is appropriate to change the Company’s name as a result of the Company’s intention to broaden its activities beyond its current real estate operations. Accordingly, the Company’s Board of Directors has approved, and recommends that the Company’s shareholders approve, the proposed name change. Further detail regarding the meeting and the proposals relating to the election of directors and the change in the Company’s name are set forth in the Company’s definitive proxy statement relating to the meeting, which was previously filed with the Securities and Exchange Commission on May 5, 2008.
Item 6. Exhibits
     Index to Exhibits

Exhibit 31.1*	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2*	Acting CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1**	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2**	Acting CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Exhibits filed with this Form 10-Q

**	Exhibits furnished with this Form 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEVITT CORPORATION
Date: May 12, 2008	By:	/s/ Alan B. Levan
Alan B. Levan, Chief Executive Officer

Date: May 12, 2008	By:	/s/ Patrick M. Worsham
Patrick M. Worsham, Acting Chief Financial Officer