Form 10-Q
period 2008-06-30
Woodbridge Holdings Corp (Formerly Levitt Corp)
filed 2008-08-11
CIK 1218320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-31931
WOODBRIDGE HOLDINGS CORPORATION
(Exact name of registrant as specified in its charter)

Florida	11-3675068
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2100 W. Cypress Creek Road,
Fort Lauderdale, FL	33309
(Address of principal executive offices)	(Zip Code)
(954) 940-4950
(Registrant’s telephone number, including area code)
Levitt Corporation
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
Yes ☒           No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a smaller reporting company or a non-accelerated filer. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐           No ☒
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 5, 2008
Class A common stock, $0.01 par value	95,197,445
Class B common stock, $0.01 par value	1,219,031

Woodbridge Holdings Corporation
Quarterly Report on Form 10-Q for the quarterly period ended
June 30, 2008

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Woodbridge Holdings Corporation
Consolidated Statements of Financial Condition — Unaudited
(In thousands, except share data)

	June 30,	December 31,
	2008	2007

Assets
Cash and cash equivalents	$125,307	195,181
Restricted cash	729	2,207
Current income tax receivable	27,375	27,407
Inventory of real estate	242,185	227,290
Assets held for sale	95,827	96,214
Investments:
Bluegreen Corporation	117,365	116,014
Other equity securities	15,699	—
Other	2,564	2,565
Property and equipment, net	33,005	33,566
Other assets	13,655	12,407

Total assets	$673,711	712,851

Liabilities and Shareholders’ Equity

Accounts payable, accrued liabilities and other	$37,454	41,618
Liabilities related to assets held for sale	82,311	80,093
Notes and mortgage notes payable	172,820	189,768
Junior subordinated debentures	85,052	85,052
Loss in excess of investment in subsidiary	55,214	55,214

Total liabilities	432,851	451,745

Shareholders’ equity:
Preferred stock, $0.01 par value
Authorized: 5,000,000 shares
Issued and outstanding: no shares	—	—

Class A Common Stock, $0.01 par value
Authorized: 150,000,000 shares
Issued and outstanding: 95,197,445 and 95,040,731 shares, respectively	952	950

Class B Common Stock, $0.01 par value
Authorized: 10,000,000 shares
Issued and outstanding: 1,219,031 shares	12	12

Additional paid-in capital	337,358	336,795
Accumulated deficit	(97,910)	(78,537)
Accumulated other comprehensive income	448	1,886

Total shareholders’ equity	240,860	261,106

Total liabilities and shareholders’ equity	$673,711	712,851

See accompanying notes to unaudited consolidated financial statements.

Woodbridge Holdings Corporation
Consolidated Statements of Operations — Unaudited
(In thousands, except per share data)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

Revenues:
Sales of real estate	$2,395	125,364	2,549	266,662
Other revenues	810	1,702	1,556	3,614

Total revenues	3,205	127,066	4,105	270,276

Costs and expenses:
Cost of sales of real estate	1,758	171,594	1,786	284,502
Selling, general and administrative expenses	12,439	33,017	24,514	65,331
Interest expense	2,146	—	4,865	—
Other expenses	—	413	—	895

Total costs and expenses	16,343	205,024	31,165	350,728

Earnings from Bluegreen Corporation	1,211	1,357	1,737	3,101
Interest and other income	1,946	3,294	3,545	5,634

Loss from continuing operations before income taxes	(9,981)	(73,307)	(21,778)	(71,717)
Benefit for income taxes	—	15,112	—	14,501

Loss from continuing operations	(9,981)	(58,195)	(21,778)	(57,216)

Discontinued operations:
Income from discontinued operations, net of tax	1,039	108	2,405	105

Net loss	$(8,942)	(58,087)	(19,373)	(57,111)

Basic loss per common share:
Continuing operations	$(0.10)	(2.88)	(0.23)	(2.83)
Discontinued operations	0.01	0.01	0.03	0.01

Total basic loss per common share	$(0.09)	(2.87)	(0.20)	(2.82)

Diluted loss per common share:
Continuing operations	$(0.10)	(2.88)	(0.23)	(2.83)
Discontinued operations	0.01	0.01	0.03	0.01

Total diluted loss per common share	$(0.09)	(2.87)	(0.20)	(2.82)

Weighted average common shares outstanding:
Basic	96,264	20,218	96,261	20,217
Diluted	96,264	20,218	96,261	20,217

Dividends declared per common share:
Class A common stock	$—	—	—	0.02
Class B common stock	$—	—	—	0.02
See accompanying notes to unaudited consolidated financial statements.

Woodbridge Holdings Corporation
Consolidated Statements of Comprehensive Loss — Unaudited
(In thousands)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

Net loss	$(8,942)	(58,087)	(19,373)	(57,111)

Other comprehensive loss:
Pro-rata share of unrealized loss recognized by Bluegreen Corporation on retained interests in notes receivable sold	(458)	(475)	(885)	(539)
Unrealized gain (loss) on other equity securities, net of reclassification adjustment (See Note 6)	273	—	(553)	—

Benefit for income taxes	—	183	—	208

Total unrealized loss, net of taxes	(185)	(292)	(1,438)	(331)

Total comprehensive loss	$(9,127)	(58,379)	(20,811)	(57,442)

See accompanying notes to unaudited consolidated financial statements.

Woodbridge Holdings Corporation
Consolidated Statement of Shareholders’ Equity - Unaudited
Six Months Ended June 30, 2008
(In thousands)

							Accumulated
			Class A	Class B	Additional		Compre-
	Class A	Class B	Common	Common	Paid-In	Accumulated	hensive
	Shares	Shares	Stock	Stock	Capital	Deficit	Income	Total

Balance at December 31, 2007	95,041	1,219	$950	12	336,795	(78,537)	1,886	261,106
Issuance of restricted common stock	156	—	2	—	—	—	—	2
Net loss	—	—	—	—	—	(19,373)	—	(19,373)
Pro-rata share of unrealized loss recognized by Bluegreen on sale of retained interests	—	—	—	—	—	—	(885)	(885)
Issuance of Bluegreen common stock	—	—	—	—	497	—	—	497
Unrealized loss on other equity securities, net of reclassification adjustment (See Note 6)	—	—	—	—	—	—	(553)	(553)
Share based compensation related to stock options and restricted stock	—	—	—	—	66	—	—	66

Balance at June 30, 2008	95,197	1,219	$952	12	337,358	(97,910)	448	240,860

See accompanying notes to unaudited consolidated financial statements.

Woodbridge Holdings Corporation
Consolidated Statements of Cash Flows — Unaudited
(In thousands)

	Six Months Ended
	June 30,
	2008	2007

Operating activities:
Net loss	$(19,373)	(57,111)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,939	2,803
Change in deferred income taxes	—	(15,244)
Earnings from Bluegreen Corporation	(1,737)	(3,101)
Gain on sale of other equity securities	(1,178)	—
Earnings from unconsolidated trust	(109)	(109)
Loss from real estate joint ventures	—	48
Share-based compensation expense related to stock options and restricted stock, net of reversal of expense related to forfeited stock options	66	1,660
Impairment of inventory and long lived assets	114	63,258
Changes in operating assets and liabilities:
Inventory of real estate	(14,704)	(18,589)
Notes receivable	—	4,076
Other assets	(958)	2,642
Customer deposits	173	(16,255)
Accounts payable, accrued expenses and other liabilities	(4,001)	(7,927)

Net cash used in operating activities	(39,768)	(43,849)

Investing activities:
Investment in and advances to real estate joint ventures	—	(199)
Purchases of other equity securities	(33,978)	—
Proceeds from sale of other equity securities	18,904	—
Decrease in restricted cash	1,478	852
Distributions of capital from real estate joint ventures	—	37
Distributions from unconsolidated trusts	110	74
Proceeds from sales of property and equipment	—	12
Capital expenditures	(1,123)	(27,973)

Net cash used in investing activities	(14,609)	(27,197)

Financing activities:
Proceeds from notes and mortgage notes payable	7,283	166,212
Repayment of notes and mortgage notes payable	(22,656)	(80,214)
Payments for debt issuance costs	(124)	(1,329)
Cash dividends paid	—	(396)

Net cash (used in) provided by financing activities	(15,497)	84,273

(Decrease) increase in cash and cash equivalents	(69,874)	13,227
Cash and cash equivalents at the beginning of period	195,181	48,391

Cash and cash equivalents at the end of period	$125,307	61,618

Woodbridge Holdings Corporation
Consolidated Statements of Cash Flows — Unaudited
(In thousands)

	Six Months
	Ended June 30,
	2008	2007

Supplemental cash flow information
Interest paid on borrowings, net of amounts capitalized	$5,793	(1,343)
Income taxes paid	—	4,556

Supplemental disclosure of non-cash operating, investing and financing activities:
Change in shareholders’ equity resulting from unrealized loss recognized from equity securities, net of tax	$(1,438)	(331)

Change in shareholders’ equity resulting from the issuance of Bluegreen common stock, net of tax	$497	20

Decrease in inventory from reclassification to property and equipment	$—	1,148

Increase in deferred tax liability due to cumulative impact of change in accounting for uncertainties in income taxes	$—	260
See accompanying notes to unaudited consolidated financial statements.

Woodbridge Holdings Corporation
Notes to Unaudited Consolidated Financial Statements
1.	Presentation of Interim Financial Statements
     Woodbridge Holdings Corporation (“Woodbridge” or the “Company”) (formerly Levitt Corporation) and its wholly-owned subsidiaries engage in business activities through its Land Division and Other Operations segment. Historically, the Company’s operations were primarily within the real estate industry, however, the Company’s current business strategy includes the pursuit of opportunistic investments and acquisitions within or outside of the real estate industry, as well as the continued development of master-planned communities. Under this business strategy, the Company may not generate a constant earnings stream and the composition of the Company’s revenues may vary widely due to factors inherent in a particular investment, including the maturity of the business, market conditions and cyclicality. Net investment gains and other income that may occur are to be driven by the Company’s strategic initiatives as well as overall market conditions.
     The Land Division consists of the operations of Core Communities, LLC (“Core Communities” or “Core”), which develops master-planned communities. The Other Operations segment includes the parent company operations of Woodbridge (the “Parent Company”), an investment in Bluegreen Corporation (“Bluegreen”), equity investments, currently primarily in Office Depot, Inc. (“Office Depot”), the operations of Carolina Oak Homes, LLC (“Carolina Oak”), which engages in homebuilding activities and is developing a community in South Carolina, and other investments through subsidiaries and joint ventures.
     Prior to November 9, 2007, the Company also conducted homebuilding operations through Levitt and Sons, LLC (“Levitt and Sons”), which comprised the Company’s Homebuilding Division. The Homebuilding Division consisted of two reportable operating segments, the Primary Homebuilding segment and the Tennessee Homebuilding segment. As previously reported, on November 9, 2007, Levitt and Sons and substantially all of its subsidiaries (the “Debtors”) filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the “Chapter 11 Cases”) in the United States Bankruptcy Court for the Southern District of Florida (the “Bankruptcy Court”). In connection with the filing of the Chapter 11 Cases, Woodbridge deconsolidated Levitt and Sons as of November 9, 2007, eliminating all future operations of Levitt and Sons from Woodbridge’s financial results of operations. Since Levitt and Sons’ results are no longer consolidated and Woodbridge believes that it is not probable that it will be obligated to fund future operating losses at Levitt and Sons, any adjustments reflected in Levitt and Sons’ financial statements subsequent to November 9, 2007 are not expected to affect the results of operations of Woodbridge. As a result of the deconsolidation of Levitt and Sons, in accordance with Accounting Research Bulletin (“ARB”) No. 51, the Company follows the cost method of accounting to record its interest in Levitt and Sons. Under cost method accounting, income will only be recognized to the extent of cash received in the future or when Levitt and Sons is legally released from its bankruptcy obligations through the approval of the Bankruptcy Court, at which time, the recorded loss in excess of the investment in Levitt and Sons can be recognized into income. The Company will continue to evaluate the cost method investment in Levitt and Sons on a quarterly basis to review the reasonableness of the liability balance. (See Note 19 for further information regarding Levitt and Sons and the Chapter 11 Cases).
     The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-segment transactions have been eliminated in consolidation. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. The year end balance sheet data for 2007 was derived from the December

31, 2007 audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The accompanying financial statements should be read in conjunction with the Company’s consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Certain reclassifications have been made to prior periods’ consolidated financial statements to be consistent with the current period’s presentation.
Investments
     Held-to-maturity investments are carried at amortized cost, reflecting the ability and intent to hold the securities to maturity. Trading investments are carried at fair value and include securities acquired with the intent to sell in the near term. All other securities are classified as available-for-sale and are carried at fair value with net unrealized gains or losses recorded as a component of accumulated other comprehensive income (loss), but do not impact the Company’s results of operations. Woodbridge’s investment in equity securities were classified as available-for-sale as of June 30, 2008.
     Investment gains and losses in earnings associated with investments classified as available for sale arise when investments are sold (as determined on a specific identification basis) or are other-than-temporarily impaired. If, in management’s judgment, a decline in the value of an investment below cost is other than temporary, the cost of the investment is written down to fair value with a corresponding charge to earnings. Factors considered in judging whether an impairment is other than temporary include: the financial condition and business prospects of the issuer, the length of time that fair value has been less than cost, the relative amount of the decline in the value of the investment and the Company’s ability and intent to hold the investment until the fair value recovers.
2.	Sale of Two Core Communities’ Commercial Leasing Projects — Discontinued Operations
     In June 2007, Core Communities began soliciting bids from several potential buyers to purchase assets associated with two of Core’s commercial leasing projects. Management has determined that it is probable that Core will sell these projects and, while Core may retain an equity interest in the properties and provide ongoing management services, the anticipated level of Core’s continuing involvement is not expected to be significant. Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) provides that assets recorded as available for sale should be sold within a one year period. However, as a result of, among other things, market conditions over the past twelve months, the assets were not sold by the end of June 2008. Core continues to actively market the assets and the assets are available for immediate sale in their present condition. While management believes the assets will be sold by June 2009, there is no assurance that these sales will be completed in the timeframe expected by management or at all. In accordance with SFAS No. 144, the results of operations for the projects and assets that are for sale have been accounted for as discontinued operations for all periods presented.
     The assets were previously reclassified to assets held for sale and the liabilities related to these assets were also reclassified to liabilities related to assets held for sale in the consolidated statements of financial condition. Additionally, the results of operations for the projects were reclassified to income from discontinued operations. Prior period amounts have been reclassified to conform to the current year presentation. Depreciation related to these assets held for sale ceased in June 2007. The Company has elected not to separate these assets in the consolidated statements of cash flows for the periods presented. Management has reviewed the net asset value and estimated the fair market value of the assets based on the bids received related to these assets and determined that these assets were appropriately recorded at the lower of cost or fair value less the costs to sell at June 30, 2008.

     The following table summarizes the assets held for sale and liabilities related to the assets held for sale for the two commercial leasing projects as of June 30, 2008 and December 31, 2007 (in thousands):

	June 30,	December 31,
	2008	2007

Property and equipment, net	$83,504	84,677
Other assets	12,323	11,537

Assets held for sale	$95,827	96,214

Accounts payable, accrued liabilities and other	$1,618	1,123
Notes and mortgage payable	80,693	78,970

Liabilities related to assets held for sale	$82,311	80,093

     The following table summarizes the results of operations for the two commercial leasing projects for the three and six months ended June 30, 2008 and 2007 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenue	$1,934	774	4,152	1,359
Costs and expenses	899	592	1,756	1,184

	1,035	182	2,396	175
Other income	4	5	9	7

Income before income taxes	1,039	187	2,405	182
Provision for income taxes	—	(79)	—	(77)

Net income	$1,039	108	2,405	105

3.	Stock Based Compensation
     The Company recognizes stock based compensation expense under the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), using the modified prospective transition method. SFAS No. 123R requires a public entity to measure compensation cost associated with awards of equity instruments based on the grant-date fair value of the awards over the requisite service period. SFAS No. 123R requires public entities to initially measure compensation cost associated with awards of liability instruments based on their current fair value. The fair value of that award is to be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period.
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

     The following table summarizes the stock options outstanding as of June 30, 2008 as well as activity during the six months then ended:

	Number of	Weighted
	Stock	Average Exercise
	Options	Price

Options outstanding at December 31, 2007	1,862,390	$17.33

Granted	181,985	$1.34

Exercised	—	—

Forfeited	440,725	$16.27

Options outstanding at June 30, 2008	1,603,650	$15.81

Options exercisable at June 30, 2008	349,075	$8.04

     As of June 30, 2008, the weighted average remaining contractual lives of stock options outstanding and stock options exercisable were 7.7 years and 8.9 years, respectively.
     Non-cash stock compensation expense related to stock options for the three months ended June 30, 2008 and 2007 amounted to $568,000 and $823,000, respectively. Non-cash stock compensation expense related to stock options for the six months ended June 30, 2008 and 2007 amounted to $1.2 million and $1.6 million, respectively.
     The Company also grants shares of restricted Class A Common Stock, valued at the closing price of such stock on the New York Stock Exchange on the date of grant. Restricted stock is issued primarily to the Company’s directors and these grants typically vest over a one-year period. Compensation expense arising from restricted stock grants is recognized using the straight-line method over the vesting period. Unearned compensation for restricted stock is a component of additional paid-in capital in shareholders’ equity in the unaudited consolidated statements of financial condition. Non-cash stock compensation expense related to restricted stock for the three months ended June 30, 2008 and 2007 amounted to $29,000 and $26,000, respectively. Non-cash stock compensation expense related to restricted stock for the six months ended June 30, 2008 and 2007 amounted to $46,000 and $46,000, respectively.
     Historically, forfeiture rates were estimated based on historical employee turnover rates. In accordance with SFAS No. 123R, companies are required to adjust forfeiture estimates for all awards with performance and service conditions through the vesting date so that compensation cost is recognized only for awards that vest. During the six months ended June 30, 2008, there were substantial pre-vesting forfeitures as a result of the reductions in force related to the Company’s restructurings and the bankruptcy of Levitt and Sons. In accordance with SFAS No. 123R, pre-vesting forfeitures result in a reversal of compensation cost whereas a post-vesting cancellation would not. As a result, for the six months ended June 30, 2008, the Company adjusted its stock compensation expense to reflect actual forfeitures by a reversal of approximately $1.2 million in compensation expense related to pre-vesting option forfeitures.

4.	Inventory of Real Estate
     Inventory of real estate is summarized as follows (in thousands):

	June 30,	December 31,
	2008	2007

Land and land development costs	$203,930	196,577
Construction costs	2,447	1,062
Capitalized interest	35,170	29,012
Other costs	638	639

	$242,185	227,290

     As of June 30, 2008, inventory of real estate includes inventory related to the operations of the Land Division and Carolina Oak.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Interest incurred	$4,606	12,893	9,645	25,219
Interest capitalized	(2,460)	(12,893)	(4,780)	(25,219)

Interest expense	$2,146	—	4,865	—

Interest expensed in cost of sales	$44	5,562	44	9,987

     As described in Note 2 above, certain amounts for the three and six months ended June 30, 2008 associated with two of Core’s commercial leasing projects have been reclassified to income from discontinued operations. Presentations for prior periods have been reclassified to conform to the current period’s presentation.

6.	Investments
Bluegreen Corporation
     At June 30, 2008, the Company owned approximately 9.5 million shares of the common stock of Bluegreen, representing approximately 31% of Bluegreen’s outstanding common stock. The Company accounts for its investment in Bluegreen under the equity method of accounting. The cost of the Bluegreen investment is adjusted to recognize the Company’s interest in Bluegreen’s earnings or losses. The difference between a) the Company’s ownership percentage in Bluegreen multiplied by its earnings and b) the amount of the Company’s equity in earnings of Bluegreen as reflected in the Company’s financial statements relates to the amortization or accretion of purchase accounting adjustments made at the time of the acquisition of Bluegreen’s common stock.
     The Company evaluated its investment in Bluegreen at June 30, 2008 and noted that the current $117.4 million book value of the investment was greater than the $57.6 million trading value of the shares of Bluegreen’s common stock owned by the Company (calculated based upon the $6.05 closing price of Bluegreen’s common stock on the New York Stock Exchange on June 30, 2008). The Company valued Bluegreen’s common stock using a market approach valuation technique and inputs categorized as Level 1 inputs under SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”).
     During the quarter ended March 31, 2008, the Company performed an impairment review of its investment in Bluegreen in accordance with Emerging Issues Task Force (“EITF”) No. 03-1, Accounting Principles Board Opinion No. 18 and Securities and Exchange Commission Staff Accounting Bulletin No. 59 to analyze various quantitative and qualitative factors and determine if an impairment adjustment was needed. Based on the evaluation and the review of various qualitative and quantitative factors relating to the performance of Bluegreen, Bluegreen’s then-current stock price, and management’s intention with regard to this investment, the Company determined that the impairment associated with the investment in Bluegreen was not an other than temporary decline and, accordingly, no adjustment to the carrying value was recorded.
     On July 21, 2008, Bluegreen announced that it had entered into a non-binding letter of intent for the sale of 100% of its outstanding common stock for $15 per share. The letter of intent provides for a due diligence and exclusivity period through September 15, 2008. There can be no assurance that the transaction will be consummated on the proposed terms, if at all; however, the proposed terms indicate that the value of the shares of Bluegreen’s common stock owned by the Company exceeds the current book value of such shares. Accordingly, the Company has determined that there is currently no impairment associated with its investment in Bluegreen.
     Bluegreen’s unaudited condensed consolidated balance sheets and unaudited condensed consolidated statements of income are as follows (in thousands):
Unaudited Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2008	2007

Total assets	$1,128,644	1,039,578

Total liabilities	$715,195	632,047
Minority interest	24,581	22,423
Total shareholders’ equity	388,868	385,108

Total liabilities and shareholders’ equity	$1,128,644	1,039,578

Unaudited Condensed Consolidated Statements of Income

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007

Revenues and other income	$151,603	170,972	290,955	317,630
Cost and other expenses	144,726	162,739	280,989	299,161

Income before minority interest and provision for income taxes	6,877	8,233	9,966	18,469
Minority interest	1,320	1,633	2,158	3,267

Income before provision for income taxes	5,557	6,600	7,808	15,202
Provision for income taxes	(2,112)	(2,508)	(2,967)	(5,777)

Net income	$3,445	4,092	4,841	9,425

Other equity securities
     During March 2008, the Company purchased 3,000,200 shares of Office Depot common stock, which represented approximately one percent of Office Depot’s outstanding common stock, at a cost of approximately $34.0 million.
     Data with respect to this investment is shown in the table below (in thousands):

June 30,
2008

Total cost	$33,978
Sale of other equity securities (Office Depot)	(17,726)
Gross unrealized losses	(553)

Total fair value	$15,699

     During June 2008, the Company sold 1,565,200 shares of Office Depot common stock at an average price of $12.08 per share for an aggregate sales price of approximately $18.9 million. The Company realized a gain of approximately $1.2 million as a result of the sale.
     The table below shows the amount of gains reclassified out of other comprehensive loss into net loss for the period (in thousands):

	Three Months	Six Months
	Ended	Ended
	June 30, 2008	June 30, 2008

Unrealized holding gains arising during the period	$1,451	625
Less: Reclassification adjustment for gains included in net loss	(1,178)	(1,178)

Net unrealized gain (loss) on securities	$273	(553)

     Unrealized losses at June 30, 2008 were attributable to the fact that the securities cost exceeded their fair value.

     The Company valued Office Depot’s common stock using a market approach valuation technique and Level 1 valuation inputs under SFAS No. 157. The Company uses quoted market prices to value equity securities. The fair value of the Office Depot common stock in the Company’s consolidated statements of financial condition at June 30, 2008 was calculated based upon the $10.94 closing price of Office Depot’s common stock on the New York Stock Exchange on June 30, 2008. On August 4, 2008, the closing price of Office Depot common stock was $6.60.
7.	Debt
     The Company’s notes and mortgage notes payable outstanding amounts as of June 30, 2008 and December 31, 2007 amounted to $257.9 million and $274.8 million, respectively.
     In March 2008, Core agreed to the termination of a $20 million line of credit. No amounts were outstanding under this line of credit at the date of termination. The lender agreed to continue to honor two construction loans to a subsidiary of Core totaling $9.0 million as of June 30, 2008. In July 2008, Core refinanced these construction loans for $9.1 million. The terms of the new loan agreement call for a maturity date of July 2010 with a one year extension.
     Core’s loan agreements generally require repayment of specified amounts upon a sale of a portion of the property collateralizing the debt. Core is subject to provisions in one of its loan agreements collateralized by land in Tradition Hilton Head that require additional principal payments, known as curtailment payments, in the event that actual sales are below the contractual requirements. A curtailment payment of $14.9 million relating to Tradition Hilton Head was paid in January 2008. On June 27, 2008, Core modified this loan agreement. The loan modification agreement terminated the revolving feature of the loan and reduced a $19.3 million curtailment payment due in June 2008 to $17.0 million, $5.0 million of which was paid in June 2008 with the remaining $12.0 million due in November 2008. Additionally, the loan modification agreement reduced the extension term from an extension period of one year to an extension period of up to two 3-month periods upon compliance with the conditions set forth in the loan modification agreement, including a minimum $5 million principal reduction with each extension. The February 28, 2009 maturity date of the loan was not modified in the loan modification agreement.
8.	Commitments and Contingencies
     At June 30, 2008, the Company had outstanding surety bonds and letters of credit of approximately $7.7 million related primarily to its obligations to various governmental entities to construct improvements in its various communities. The Company estimates that approximately $4.8 million of work remains to complete these improvements and does not believe that any outstanding bonds or letters of credit will likely be drawn upon.
     On November 9, 2007, Woodbridge put in place an employee fund and offered up to $5 million of severance benefits to terminated Levitt and Sons employees to supplement the limited termination benefits paid by Levitt and Sons to those employees. Levitt and Sons was restricted in the payment of termination benefits to its former employees by virtue of the Chapter 11 Cases.

     The following table summarizes the restructuring related accruals activity recorded for the six months ended June 30, 2008 (in thousands):

	Severance		Independent	Surety
	Related and		Contractor	Bond
	Benefits	Facilities	Agreements	Accrual	Total

Balance at December 31, 2007	$1,954	1,010	1,421	1,826	6,211
Restructuring charges (credits)	2,023	140	(25)	(150)	1,988
Cash payments	(2,681)	(259)	(412)	(532)	(3,884)

Balance at June 30, 2008	$1,296	891	984	1,144	4,315

     The severance related and benefits amount includes severance payments made to Levitt and Sons employees, payroll taxes and other benefits related to the terminations that occurred in 2007 in connection with the Chapter 11 Cases. The Company incurred severance and benefits related restructuring charges of $816,000 and approximately $2.0 million during the three and six months ended June 30, 2008, respectively. For the three and six months ended June 30, 2008, the Company paid approximately $1.2 million and $2.7 million, respectively, in severance and termination charges related to the above described employee fund as well as severance for employees other than Levitt and Sons employees, all of which are reflected in the Other Operations segment. Employees entitled to participate in the fund either receive a payment stream, which in certain cases extends over two years, or a lump sum payment, dependent on a variety of factors. Former Levitt and Sons’ employees who received these payments were required to assign to the Company their unsecured claims against Levitt and Sons. At June 30, 2008, $1.3 million was accrued to be paid from this fund and the severance accrual for other employees of the Company. In addition to these amounts, the Company expects additional severance related obligations of approximately $202,000 to be incurred during the remainder of 2008.
     The facilities accrual as of June 30, 2008 represents expense associated with property and equipment leases that are no longer providing a benefit to the Company, as well as termination fees related to the cancellation of certain contractual lease obligations. Included in this amount are future minimum lease payments, fees and expenses for which the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” were satisfied. Total cash payments related to the facilities accrual were $173,000 and $259,000 for the three and six months ended June 30, 2008, respectively.
     The independent contractor agreements amount relates to consulting agreements entered into by Woodbridge with former Levitt and Sons employees. The total commitment related to these agreements as of June 30, 2008 was $1.1 million and is payable monthly through 2009. During the three and six months ended June 30, 2008, the Company paid $206,000 and $412,000, respectively, under these agreements.
     Levitt and Sons had $33.3 million in surety bonds related to its ongoing projects at the time of the filing of the Chapter 11 Cases. In the event that these obligations are drawn and paid by the surety, Woodbridge could be responsible for up to $12.0 million plus costs and expenses in accordance with the surety indemnity agreements. As of June 30, 2008, the Company had a $1.1 million surety bonds accrual at Woodbridge related to certain bonds which management considers to be probable that the Company will be required to reimburse the surety under applicable indemnity agreements. During the three and six months ended June 30, 2008, the Company reimbursed the surety $367,000 and $532,000, respectively, in accordance with the indemnity agreement for bond claims paid during the period. It is unclear given the uncertainty involved in the Chapter 11 Cases whether and to what extent the remaining outstanding surety bonds of Levitt and Sons will be drawn and the extent to which Woodbridge may be responsible for additional amounts beyond this accrual. It is unlikely that Woodbridge would have the ability to receive any repayment, assets or other consideration as recovery of any amounts it is required to pay.
     At June 30, 2008, the Company had $2.4 million in unrecognized tax benefits related to Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB No. 109” (“FIN No. 48”). FIN No. 48 provides guidance for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return.

9.	Development Bonds Payable
     In connection with the development of certain projects, community development, special assessment or improvement districts have been established and may utilize tax-exempt bond financing to fund construction or acquisition of certain on-site and off-site infrastructure improvements near or at these communities. The obligation to pay principal and interest on the bonds issued by the districts is assigned to each parcel within the district, and a priority assessment lien may be placed on benefited parcels to provide security for the debt service. The bonds, including interest and redemption premiums, if any, and the associated priority lien on the property are typically payable, secured and satisfied by revenues, fees, or assessments levied on the property benefited. Core is required to pay the revenues, fees, and assessments levied by the districts on the properties it still owns that are benefited by the improvements. Core may also be required to pay down a specified portion of the bonds at the time each unit or parcel is sold. The costs of these obligations are capitalized to inventory during the development period and recognized as cost of sales when the properties are sold.
     Core’s bond financing at June 30, 2008 consisted of district bonds totaling $218.7 million with outstanding amounts of approximately $102.4 million. Further, at June 30, 2008, there was approximately $110.4 million available under these bonds to fund future development expenditures. Bond obligations at June 30, 2008 mature in 2035 and 2040. As of June 30, 2008, Core owned approximately 16% of the property subject to assessments within the community development district and approximately 91% of the property subject to assessments within the special assessment district. During the three and six months ended June 30, 2008, Core recorded approximately $163,000 and $268,000, respectively, in assessments on property owned by it in the districts. Core is responsible for any assessed amounts until the underlying property is sold and will continue to be responsible for the annual assessments if the property is never sold. In addition, Core has guaranteed payments for assessments under the district bonds in Tradition, Florida which would require funding if future assessments to be allocated to property owners are insufficient to repay the bonds. Management has evaluated this exposure based upon the criteria in SFAS No. 5, “Accounting for Contingencies”, and has determined that there have been no substantive changes to the projected density or land use in the development subject to the bond which would make it probable that Core would have to fund future shortfalls in assessments.
     In accordance with EITF Issue No. 91-10, “Accounting for Special Assessments and Tax Increment Financing”, the Company records a liability for the estimated developer obligations that are fixed and determinable and user fees that are required to be paid or transferred at the time the parcel or unit is sold to an end user. At June 30, 2008, the liability related to developer obligations was $3.5 million. This liability is included in the liabilities related to assets held for sale in the accompanying consolidated statements of financial condition as of June 30, 2008, and includes amounts associated with Core’s ownership of the property.
10.	Loss per Share
     Basic loss per common share is computed by dividing loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted loss per common share is computed in the same manner as basic loss per common share, taking into consideration (a) the dilutive effect of the Company’s stock options and restricted stock using the treasury stock method and (b) the pro rata impact of Bluegreen’s dilutive securities (stock options and convertible securities) on the amount of Bluegreen’s earnings recognized by the Company. For the three months ended June 30, 2008 and 2007, common stock equivalents related to the Company’s stock options and unvested restricted stock amounted to 18,777 and 11,656 shares, respectively, and were not considered in computing diluted loss per common share because their effect would have been antidilutive since the Company recorded a net loss for the three months ended June 30, 2008 and 2007. For the six months ended June 30, 2008 and 2007, common stock equivalents related to the Company’s stock options and unvested restricted stock amounted to 16,646 and 11,193 shares, respectively, and were not considered in computing diluted loss per common share because their effect would have been antidilutive since the Company recorded a net loss for the six months ended June 30, 2008 and 2007. In addition, for the three months ended June 30, 2008 and 2007, 1,422,387 and 2,486,833 shares of common stock equivalents, respectively, at various prices were not included in the computation of diluted loss per common share because the exercise prices were greater than the average market price of the common shares and, therefore, their effect would be antidilutive. In the six months ended June 30, 2008 and 2007, 1,424,518 and 2,487,296 shares, respectively, were not considered in the computation of diluted loss per common share because the exercise prices were greater than the average average market price of the common shares and therefore, their effect would have been antidilutive.
     The following table presents the computation of basic and diluted loss per common share (in thousands, except for per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Numerator:
Basic loss per common share:
Loss from continuing operations	$(9,981)	(58,195)	(21,778)	(57,216)
Income from discontinued operations	1,039	108	2,405	105

Net loss — basic	$(8,942)	(58,087)	(19,373)	(57,111)

Diluted loss per common share:
Net loss from continuing operations — basic	$(9,981)	(58,195)	(21,778)	(57,216)
Pro rata share of the net effect of Bluegreen dilutive securities	(5)	(7)	(7)	(21)

Loss from continuing operations	$(9,986)	(58,202)	(21,785)	(57,237)
Income from discontinued operations	1,039	108	2,405	105

Net loss — diluted	$(8,947)	(58,094)	(19,380)	(57,132)

Denominator:
Basic average shares outstanding	96,264	19,828	96,261	19,827
Bonus adjustment factor from registration rights offering	—	1.0197	—	1.0197

Basic average shares outstanding	96,264	20,218	96,261	20,217
Net effect of stock options assumed to be exercised	—	—	—	—

Diluted average shares outstanding	96,264	20,218	96,261	20,217

Basic loss per common share:
Continuing operations	$(0.10)	(2.88)	(0.23)	(2.83)
Discontinued operations	$0.01	0.01	0.03	0.01

Total basic loss per share	$(0.09)	(2.87)	(0.20)	(2.82)

Diluted loss per common share
Continuing operations	$(0.10)	(2.88)	(0.23)	(2.83)
Discontinued operations	$0.01	0.01	0.03	0.01

Total diluted loss per share	$(0.09)	(2.87)	(0.20)	(2.82)

11.	Other Revenues
     The following table summarizes other revenues (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Mortgage & title operations	$—	877	—	1,599
Lease/rental income	285	171	567	480
Marketing fees	246	464	339	1,095
Impact fees	32	—	178	—
Irrigation revenue	247	190	472	440

Total other revenues	$810	1,702	1,556	3,614

     As described in Note 2 above, certain amounts for the three and six months ended June 30, 2008 associated with two of Core’s commercial leasing projects have been reclassified to income from discontinued operations. Presentations for prior periods have been reclassified to conform to the current period’s presentation.
12.	Income Taxes
     The Company’s provision for income taxes is estimated to result in an effective tax rate of 0.0% in 2008. The effective tax rate used for the three and six months ended June 30, 2007 was 20.6% and 20.2%, respectively, in 2007. The decrease in the effective tax rate is a result of the Company recording a valuation allowance for those deferred tax assets that are not expected to be recovered in the future. Due to large losses in 2007 and expected taxable losses in the foreseeable future, at this time, the Company does not believe it will have sufficient taxable income of the appropriate character in the future and prior carryback years to realize any portion of the net deferred tax asset.
     The Company and its subsidiaries are subject to U.S. federal income tax as well as to income tax in Florida and South Carolina. The Company has effectively settled all U.S. federal income tax matters for years through 2004. All years subsequent to these closed periods remain open and subject to examination.
     As described in Note 2 above, certain amounts, including the provision for income taxes, for the three and six months ended June 30, 2008 and 2007 associated with two of Core’s commercial leasing projects have been reclassified to income from discontinued operations.
13.	Other Expenses and Interest and Other Income
     Other expenses and interest and other income are summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Other expenses
Title and mortgage operations	$—	413	—	895

Total other expenses	$—	413	—	895

Interest and other income
Interest income	$625	694	2,101	1,411
Gain on sale of other equity securities	1,178	—	1,178	—
Gain on sale of fixed assets	—	12	—	12
Forfeited deposits	—	2,469	—	3,898
Other income	143	119	266	313

Total interest and other income	$1,946	3,294	3,545	5,634

     The gain on sale of other equity securities of approximately $1.2 million for the three and six months ended June 30, 2008 relates to the June 2008 sale of 1,565,200 shares of Office Depot common stock. The Company recorded $2.5 million and $3.9 million, respectively, in forfeited deposits in the three and six months ended June 30, 2007 resulting from increased cancellations of home sale contracts. No forfeited deposits were recorded for the three or six months ended June 30, 2008.
14.	Segment Reporting
     Operating segments are components of an enterprise about which separate financial information is available that is regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. During the three and six months ended June 30, 2008, the Company operated through two reportable business segments, the Land Division and Other Operations segments. During the three and six months ended June 30, 2007, the Company also operated through two additional reportable business segments, the Primary Homebuilding and Tennessee Homebuilding segments, both of which were eliminated as a result of the Company’s deconsolidation of Levitt and Sons as of November 9, 2007. The Company evaluates segment performance primarily based on pre-tax income. The information provided for segment reporting is based on management’s internal reports. Except as otherwise indicated in this report, the accounting policies of the segments are the same as those of the Company. Eliminations in periods prior to the three and six months ended June 30, 2008 consisted of the elimination of sales and profits on real estate transactions between the Land Division and Primary Homebuilding segments, and eliminations for the three and six months ended June 30, 2008 consist of the elimination of transactions between the Land Division and Other Operations segments. All of the eliminated transactions were recorded based upon terms that management believed would be attained in an arms-length transaction. The presentation and allocation of assets, liabilities and results of operations may not reflect the actual economic costs of the segments as stand-alone businesses. If a different basis of allocation were utilized, the relative contributions of the segments might differ, but management believes that the relative trends in segments would likely not be impacted.
     The Company’s Land Division segment consists of the operations of Core Communities, and the Other Operations segment consists of the operations of Carolina Oak, the Company’s parent company operations, earnings from investments in Bluegreen, equity investments, currently primarily in Office Depot, and other investments through subsidiaries and joint ventures. In 2007, the Other Operations segment also consisted of Levitt Commercial, LLC, which specialized in the development of industrial properties. Levitt Commercial, LLC ceased development activities in 2007. The Company’s Homebuilding Division consisted of the Primary Homebuilding segment and the Tennessee Homebuilding segment. The results of operations for the three and six months ended June 30, 2008 do not include the results of operations for the Homebuilding Division. The results of operations and financial condition of Carolina Oak as of and for the three and six months ended June 30, 2007 are included in the Primary Homebuilding segment, whereas the results of operations and financial condition of Carolina Oak as of and for the three and six months ended June 30, 2008 are included in the Other Operations segment.

     The following tables present segment information as of and for the three and six months ended June 30, 2008 and 2007 (in thousands):

Three Months Ended		Other
June 30, 2008	Land	Operations	Eliminations	Total

Revenues:
Sales of real estate	$1,711	635	49	2,395
Other revenues	559	251	—	810

Total revenues	2,270	886	49	3,205

Costs and expenses:
Cost of sales of real estate	1,145	587	26	1,758
Selling, general and administrative expenses	4,807	7,651	(19)	12,439
Interest expense	485	2,104	(443)	2,146

Total costs and expenses	6,437	10,342	(436)	16,343

Earnings from Bluegreen Corporation	—	1,211	—	1,211
Interest and other income	657	1,732	(443)	1,946

(Loss) income from continuing operations before income taxes	(3,510)	(6,513)	42	(9,981)
Benefit for income taxes	—	—	—	—

(Loss) income from continuing operations	(3,510)	(6,513)	42	(9,981)

Discontinued operations:
Income from discontinued operations	1,039	—	—	1,039

Net (loss) income	$(2,471)	(6,513)	42	(8,942)

Inventory of real estate	$200,976	48,620	(7,411)	242,185

Total assets	$362,709	316,389	(5,387)	673,711

Total debt	$121,472	136,400	—	257,872

Total liabilities	$239,666	181,958	11,227	432,851

Total shareholders’ equity	$123,043	134,431	(16,614)	240,860

Three Months Ended	Primary	Tennessee		Other
June 30, 2007	Homebuilding	Homebuilding	Land	Operations	Eliminations	Total

Revenues:
Sales of real estate	$114,805	8,848	1,917	—	(206)	125,364
Other revenues	877	—	866	142	(183)	1,702

Total revenues	115,682	8,848	2,783	142	(389)	127,066

Costs and expenses:
Cost of sales of real estate	162,323	8,683	483	1,018	(913)	171,594
Selling, general and administrative expenses	20,675	1,980	3,496	6,928	(62)	33,017
Interest expense	—	—	807	—	(807)	—
Other expenses	413	—	—	—	—	413

Total costs and expenses	183,411	10,663	4,786	7,946	(1,782)	205,024

Earnings from Bluegreen Corporation	—	—	—	1,357	—	1,357
Interest and other income	2,560	23	1,115	403	(807)	3,294

(Loss) income from continuing operations before income taxes	(65,169)	(1,792)	(888)	(6,044)	586	(73,307)
Benefit (provision) for income taxes	13,353	596	407	1,042	(286)	15,112

(Loss) income from continuing operations	(51,816)	(1,196)	(481)	(5,002)	300	(58,195)

Discontinued operations:
Income from discontinued operations	—	—	108	—	—	108

Net (loss) income	$(51,816)	(1,196)	(373)	(5,002)	300	(58,087)

Inventory of real estate	$543,697	43,166	204,611	11,894	(27,157)	776,211

Total assets	$592,918	48,049	313,126	161,906	(19,414)	1,096,585

Total debt	$402,670	27,955	124,535	98,933	—	654,093

Total liabilities	$523,358	44,149	179,631	68,526	(6,420)	809,244

Total shareholders’ equity	$69,560	3,900	133,495	93,380	(12,994)	287,341

Six Months Ended		Other
June 30, 2008	Land	Operations	Eliminations	Total

Revenues:
Sales of real estate	$1,865	635	49	2,549
Other revenues	1,046	510	—	1,556

Total revenues	2,911	1,145	49	4,105

Costs and expenses:
Cost of sales of real estate	1,173	587	26	1,786
Selling, general and administrative expenses	9,786	14,747	(19)	24,514
Interest expense	1,173	4,777	(1,085)	4,865

Total costs and expenses	12,132	20,111	(1,078)	31,165

Earnings from Bluegreen Corporation	—	1,737	—	1,737
Interest and other income	1,556	3,074	(1,085)	3,545

(Loss) income from continuing operations before income taxes	(7,665)	(14,155)	42	(21,778)
Benefit for income taxes	—	—	—	—

(Loss) income from continuing operations	(7,665)	(14,155)	42	(21,778)

Discontinued operations:
Income from discontinued operations	2,405	—	—	2,405

Net (loss) income	$(5,260)	(14,155)	42	(19,373)

Inventory of real estate	$200,976	48,620	(7,411)	242,185

Total assets	$362,709	316,389	(5,387)	673,711

Total debt	$121,472	136,400	—	257,872

Total liabilities	$239,666	181,958	11,227	432,851

Total shareholders’ equity	$123,043	134,431	(16,614)	240,860

Six Months Ended	Primary	Tennessee		Other
June 30, 2007	Homebuilding	Homebuilding	Land	Operations	Eliminations	Total

Revenues:
Sales of real estate	$227,317	30,505	2,694	6,574	(428)	266,662
Other revenues	1,599	—	1,783	435	(203)	3,614

Total revenues	228,916	30,505	4,477	7,009	(631)	270,276

Costs and expenses:
Cost of sales of real estate	249,275	29,334	555	6,519	(1,181)	284,502
Selling, general and administrative expenses	39,096	3,864	7,269	15,164	(62)	65,331
Interest expense	—	—	1,022	—	(1,022)	—
Other expenses	895	—	—	—	—	895

Total costs and expenses	289,266	33,198	8,846	21,683	(2,265)	350,728

Earnings from Bluegreen Corporation	—	—	—	3,101	—	3,101
Interest and other income	4,201	52	2,060	648	(1,327)	5,634

(Loss) income from continuing operations before income taxes	(56,149)	(2,641)	(2,309)	(10,925)	307	(71,717)
Benefit (provision) for income taxes	9,814	924	973	2,906	(116)	14,501

(Loss) income from continuing operations	(46,335)	(1,717)	(1,336)	(8,019)	191	(57,216)

Discontinued operations:
Income from discontinued operations	—	—	105	—	—	105

Net (loss) income	$(46,335)	(1,717)	(1,231)	(8,019)	191	(57,111)

Inventory of real estate	$543,697	43,166	204,611	11,894	(27,157)	776,211

Total assets	$592,918	48,049	313,126	161,906	(19,414)	1,096,585

Total debt	$402,670	27,955	124,535	98,933	—	654,093

Total liabilities	$523,358	44,149	179,631	68,526	(6,420)	809,244

Total shareholders’ equity	$69,560	3,900	133,495	93,380	(12,994)	287,341

     In the ordinary course of business, certain intersegment loans are entered into and interest is recorded at current borrowing rates. All interest expense and interest income associated with these intersegment loans are eliminated in consolidation.
15.	Parent Company Financial Statements
     The Company’s subordinated investment notes (the “Investment Notes”) and junior subordinated debentures (the “Junior Subordinated Debentures”) are direct unsecured obligations of the Parent Company, are not guaranteed by the Company’s subsidiaries and are not secured by any assets of the Company or its subsidiaries. The Parent Company has historically relied on dividends or management fees from its subsidiaries and earnings on its cash investments to fund its operations, including debt service obligations relating to the Investment Notes and Junior Subordinated Debentures. However, due to the funds raised in the Company’s 2007 rights offering, the Parent Company’s dependence on payments from subsidiaries is currently substantially reduced. The Company would be restricted from paying dividends to its common shareholders if an event of default exists under the terms of either the Investment Notes or the Junior Subordinated Debentures.

     Some of the Company’s subsidiaries incur indebtedness on terms that, among other things, require the subsidiary to maintain certain financial ratios and a minimum net worth. These covenants may have the effect of limiting the amount of debt that the subsidiaries can incur in the future and restricting payments to the Parent Company. At June 30, 2008, the Company was in compliance with all loan agreement financial covenants.
     As of June 30, 2008, the Parent Company had outstanding advances to its subsidiaries related to the funding of the subsidiaries’ operations in the amount of $32.9 million.
     The accounting policies for the Parent Company are generally the same as those policies described in the summary of significant accounting policies outlined in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The Parent Company’s interest in its consolidated subsidiaries is reported under the equity method of accounting for purposes of this presentation.
     The Parent Company unaudited condensed statements of financial condition at June 30, 2008 and December 31, 2007 and unaudited condensed statements of operations for the three and six months ended June 30, 2008 and 2007 are shown below (in thousands):
Unaudited Condensed Statements of Financial Condition

	June 30,	December 31,
	2008	2007

Total assets	$371,955	429,532

Total liabilities	$131,095	168,426
Total shareholders’ equity	240,860	261,106

Total liabilities and shareholders’ equity	$371,955	429,532

Unaudited Condensed Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Earnings from Bluegreen Corporation	$1,211	1,357	1,737	3,101
Other revenues	544	398	1,883	644
Costs and expenses	7,318	7,483	14,724	15,748

Loss before income taxes	(5,563)	(5,728)	(11,104)	(12,003)
Benefit for income taxes	—	927	—	3,274

Net loss before undistributed loss from consolidated subsidiaries	(5,563)	(4,801)	(11,104)	(8,729)
Deficit from consolidated subsidiaries, net of income taxes	(3,379)	(53,286)	(8,269)	(48,382)

Net loss	$(8,942)	(58,087)	(19,373)	(57,111)

     Cash dividends recorded from subsidiaries were $13.1 million for the six months ended June 30, 2007 while no dividends were recorded in the same period in 2008.

16.	Certain Relationships and Related Party Transactions
     The Company and BankAtlantic Bancorp, Inc. (“Bancorp”) are under common control. The controlling shareholder of the Company and Bancorp is BFC Financial Corporation (“BFC”). Bancorp is the parent company of BankAtlantic. Collectively, the Company’s Chairman and Chief Executive Officer, Alan B. Levan, and the Company’s Vice Chairman, John E. Abdo, own or control shares representing a majority of BFC’s total voting power. Mr. Levan and Mr. Abdo are also directors of the Company, and executive officers and directors of BFC, Bancorp and BankAtlantic, and Mr. Levan and Mr. Abdo are the Chairman and Vice Chairman, respectively, of Bluegreen.
     Pursuant to the terms of a shared services agreement between the Company and BFC, certain administrative services, including human resources, risk management, and investor and public relations, are provided to the Company by BFC on a percentage of cost basis. The total amounts paid for these services in the three and six months ended June 30, 2008 were $206,000 and $412,000, respectively, and for the three and six months ended June 30, 2007 were $306,000 and $525,000, respectively.
     The Company entered into an agreement with BankAtlantic, effective March 2008, pursuant to which BankAtlantic agreed to house the Company’s information technology servers and provide hosting, security and managed services to the Company relating to its information technology operations. Pursuant to the agreement, the Company agreed to pay BankAtlantic a one-time set-up charge and monthly hosting fees of $10,000 for these services. During the three and six months ended June 30, 2008, the Company paid BankAtlantic approximately $17,000 related to the one-time set-up charge and approximately $13,000 related to the monthly hosting fees.
     The Company also entered into a sublease agreement with BFC, effective May 2008, to lease space located at the BankAtlantic corporate office for the Company’s corporate staff at an annual rate of approximately $152,000. During the three and six months ended June 30, 2008, the Company paid BFC $25,000 under this sublease agreement.
     The Company maintains money market accounts and securities sold under repurchase agreements at BankAtlantic. The balances in its accounts at June 30, 2008 and June 30, 2007 were $55.7 million and $5.3 million, respectively. BankAtlantic paid interest to the Company on its accounts for the three and six months ended June 30, 2008 of $9,000 and $30,000, respectively, and for the three and six months ended June 30, 2007 of $29,000 and $69,000, respectively. As of August 11, 2008, the balance in money market accounts and securities sold under repurchase agreements at Bank Atlantic is approximately $4 million.
17.	New Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157. This Statement clarifies the definition of fair value and establishes a fair value hierarchy. SFAS No. 157, as originally issued, was effective for the Company on January 1, 2008. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Statement also defines valuation techniques and a fair value hierarchy to prioritize the inputs used in valuation techniques. As allowed by FASB Staff Position (“FSP”) FAS 157-b, the Company partially adopted SFAS No. 157 on January 1, 2008. The Company did not adopt the SFAS No. 157 fair value framework for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements at least annually. The FASB in FSP FAS 157-2 deferred the effective date for SFAS No. 157 for non-financial assets and non-financial liabilities until January 1, 2009. The Company also did not adopt the SFAS No. 157 fair value framework for leasing transactions as FSP FAS 157-1 excluded leasing transactions from the scope of SFAS No. 157. Other than the Company’s investment in other equity securities as of June 30, 2008, there are no recurring assets at December 31, 2007 or June 30, 2008 which are measured at fair value.

     In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”) which allows the Company an irrevocable option to measure financial assets or liabilities at fair value on a contract-by-contract basis. SFAS No. 159 became effective for the Company on January 1, 2008. The Company did not elect the fair value option for any of its financial assets or liabilities as of the date of adoption or as of June 30, 2008.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 requires that a noncontrolling interest in a subsidiary be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements. It also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. SFAS No. 160 is effective for the Company’s fiscal year beginning January 1, 2009. Management has not yet evaluated the impact that the adoption of SFAS No. 160 will have on the Company’s consolidated financial statements.
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
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 expands the disclosure requirements in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, regarding an entity’s derivative instruments and hedging activities. SFAS No. 161 is effective for the Company’s fiscal year beginning January 1, 2009. The Company has not yet determined the impact, if any, that the adoption of SFAS No. 161 will have on its consolidated financial statements.
     In April 2008, the FASB issued FSP FAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS No. 142-3”). FSP FAS No. 142-3 amends paragraph 11(d) of FASB Statement No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”) which sets forth the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. FSP FAS No. 142-3 intends to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R. FSP FAS No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date. The Company has not yet determined the impact, if any, that the adoption of FSP FAS No. 142-3 will have on its consolidated financial statements.

     In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements for nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States of America. SFAS No. 162 will be effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company has not yet determined the impact, if any, that the adoption of SFAS No. 162 will have on its consolidated financial statements.
18.	Litigation
Class Action litigation
     On January 25, 2008, plaintiff Robert D. Dance filed a purported class action complaint as a putative purchaser of the Company’s securities against the Company and certain of its officers and directors, asserting claims under the federal securities laws and seeking damages. This action was filed in the United States District Court for the Southern District of Florida and is captioned Dance v. Levitt Corp. et al., No. 08-CV-60111-DLG. The securities litigation purports to be brought on behalf of all purchasers of the Company’s securities during the period beginning on January 31, 2007 and ending on August 14, 2007. The complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by issuing a series of false and/or misleading statements concerning the Company’s financial results, prospects and condition. The Company intends to vigorously defend this action.
General litigation
     The Company is a party to additional various claims and lawsuits which arise in the ordinary course of business. The Company does not believe that the ultimate resolution of these claims or lawsuits will have a material adverse effect on its business, financial position, results of operations or cash flows.
19.	Financial Information of Levitt and Sons
     As described in Note 1 above, on November 9, 2007, the Debtors filed the Chapter 11 Cases. The Debtors commenced the Chapter 11 Cases in order to preserve the value of their assets and to facilitate an orderly wind-down of their businesses and disposition of their assets in a manner intended to maximize the recoveries of all constituents. In connection with the filing of the Chapter 11 Cases, Woodbridge deconsolidated Levitt and Sons as of November 9, 2007. As a result of the deconsolidation, Woodbridge had a negative basis in its investment in Levitt and Sons because Levitt and Sons generated significant losses and intercompany liabilities in excess of its asset balances. This negative investment, “Loss in excess of investment in subsidiary”, is reflected as a single amount on the Company’s consolidated statements of financial condition as a $55.2 million liability as of June 30, 2008 and December 31, 2007. This balance was comprised of a negative investment in Levitt and Sons of $123.0 million, and outstanding advances due to Woodbridge from Levitt and Sons of $67.8 million. Included in the negative investment was approximately $15.8 million associated with deferred revenue related to intra-segment sales between Levitt and Sons and Core Communities.

     On November 27, 2007, the Bankruptcy Court granted the Debtors’ Motion for Authority to Incur Chapter 11 Administrative Expense Claim (the “Chapter 11 Admin. Expense Motion”), thereby authorizing the Debtors to incur a post petition administrative expense claim in favor of Woodbridge for administrative costs relating to certain services and benefits provided by Woodbridge in favor of the Debtors (the “Post Petition Services”). While the Bankruptcy Court approved the incurrence of the amounts as unsecured post petition administrative expense claims, the payment of such claims is subject to additional court approval. In addition to the unsecured administrative expense claims, Woodbridge has pre-petition secured and unsecured claims against the Debtors. The Debtors have scheduled the amounts due to Woodbridge in the Chapter 11 Cases. The unsecured pre-petition claims of Woodbridge scheduled by the Debtors are approximately $67.3 million and the secured pre-petition claim scheduled by the Debtors is approximately $460,000. Since the Chapter 11 Cases were filed, Woodbridge has also incurred certain administrative costs related to the Post Petition Services, these costs amounted to $591,000 and $1.6 million in the three and six months ended June 30, 2008. Additionally, as disclosed in Note 8, in the six months ended June 30, 2008, Woodbridge reimbursed a Levitt and Sons surety for $532,000 of bond claims paid by the surety. The payment by the Debtors of its outstanding advances and the Post Petition Services expenses are subject to the risks inherent to recovery by creditors in the Chapter 11 Cases. Woodbridge has also filed contingent claims with respect to any liability it may have arising out of disputed indemnification obligations under certain surety bonds. Lastly, Woodbridge implemented an employee severance fund in favor of certain employees of the Debtors. Employees who received funds as part of this program as of June 30, 2008, which totaled approximately $3.0 million as of that date, have assigned their unsecured claims to the Company. It is highly unlikely that Woodbridge will recover these or any other amounts associated with its unsecured claims against the Debtors. Further, the Debtors have asserted certain claims against Woodbridge, including an entitlement to a portion of any federal tax refund which the Company may receive as a consequence of losses experienced at Levitt and Sons in prior periods.
     On June 27, 2008, Woodbridge entered into a settlement agreement (the “Settlement Agreement”) with the Debtors and the Joint Committee of Unsecured Creditors appointed in the Chapter 11 Cases. Pursuant to the Settlement Agreement, among other things, (i) Woodbridge has agreed to pay to the Debtors’ bankruptcy estates the sum of $12.5 million plus accrued interest from May 22, 2008 through the date of payment, (ii) Woodbridge has agreed to waive and release substantially all of the claims it has against the Debtors, including its administrative expense claims through July 2008, and (iii) the Debtors (joined by the Joint Committee of Unsecured Creditors) have agreed to waive and release any claims they may have against Woodbridge and its affiliates. The Settlement Agreement is subject to a number of conditions, including the approval of the Bankruptcy Court. There is no assurance that the Settlement Agreement will be approved or the transactions contemplated by it completed. Upon such approval, if any, Woodbridge will make payments in accordance with the terms and conditions of the Settlement Agreement, recognize the cost of settlement and reverse the related liability into income.
     Since Levitt and Sons’ results are no longer consolidated with the Company’s results, and the Company believes it is not probable that it will be obligated to fund further losses related to its investment in Levitt and Sons, any material uncertainties related to Levitt and Sons’ ongoing operations are not expected to impact the Company’s future financial results other than in connection with the Company’s contractual obligations to third parties and payment of the settlement amount.
     Certain of the Debtor subsidiaries of Levitt and Sons have been provided with post-petition financing (“DIP Loans”) from a third-party lender (the “DIP Lender”) which had financed such Debtors’ projects. Under the agreements for the DIP Loans, the DIP Loans are to be used for (i) the reimbursement of the DIP Lender’s costs and fees, (ii) the costs of managing and safeguarding the projects, (iii) the costs of making the projects ready for sale, (iv) the costs to complete the projects, (v) the general working capital needs of the Debtors related to the projects and (vi) such other costs and expenses related to the DIP Loans or the projects as the DIP Lender may elect. The Bankruptcy Court’s order approving the DIP Loans also approved the sales of homes in the projects with the net proceeds from such sales being applied towards the DIP Loans. The order also appointed a Chief Administrator to manage and supervise all administrative functions of these Debtors related to the projects in accordance with the scope of authority set forth in the DIP Loan agreements. These projects represent 87.5% of total assets, 66.1% of total liabilities and 35.1% of the shareholders deficit of Levitt and Sons at June 30, 2008.

     During the three and six months ended June 30, 2008, the DIP Loans financed construction and development activities and selling, general and administrative expenses related to the projects, as well as the costs, fees and other expenses of the DIP Lender, including interest expense. Additionally, during the three and six months ended June 30, 2008, homes in the projects have been sold and closed, resulting in the receipt by the Debtors of sales proceeds. The Chief Administrator is maintaining the accounting records for these transactions in accordance with the DIP Loan agreements and, as a result, financial information is not available to the Company which could be used to record these transactions in accordance with generally accepted accounting principles in the United States on a basis consistent with the Company’s accounting for similar transactions. Accordingly, these transactions have not been reflected in the financial information for Levitt and Sons included in this footnote. However, as described herein, due to the deconsolidation of Levitt and Sons from Woodbridge’s statements of financial condition and results of operations as of November 9, 2007, these transactions, and the omission of the results of these transactions, will not have an impact on the Company’s financial condition or operating results.
     The following table summarizes Levitt and Sons’ consolidated statements of financial condition as of June 30, 2008 and December 31, 2007:
Levitt and Sons
Condensed Consolidated Statements of Financial Condition — Unaudited
(In thousands)

	June 30,	December 31,
	2008	2007

Assets
Cash	$6,558	5,365
Inventory	168,051	208,686
Property and equipment	50	55
Other assets	21,758	23,810

Total assets	$196,417	237,916

Liabilities and Shareholders’ Equity
Accounts payable and other accrued liabilities	$1,116	469
Due to Woodbridge	2,858	748
Liabilities subject to compromise (A)	327,944	354,748
Shareholder’s deficit	$(135,501)	(118,049)

Total liabilities and shareholder’s equity	$196,417	237,916

(A) Liabilities Subject to Compromise
     Liabilities subject to compromise in Levitt and Sons’ condensed consolidated statements of financial condition as of June 30, 2008 and December 31, 2007 refer to both secured and unsecured obligations, including claims incurred prior to November 9, 2007. They represent the Debtors’ current estimate of the amount of known or potential pre-petition claims that are subject to restructuring in the Chapter 11 Cases. Such claims remain subject to future adjustments.

     Liabilities subject to compromise at June 30, 2008 were as follows, (in thousands):

Accounts payable and other accrued liabilities	$57,884
Customer deposits	15,825
Due to Woodbridge	87,182
Deficiency claim associated with secured debt	36,800
Notes and mortgage payable	130,253

Total liabilities subject to compromise	$327,944

     The following table summarizes Levitt and Sons’ consolidated statements of operations for the three and six months ended June 30, 2008 and June 30, 2007:
Levitt and Sons
Condensed Consolidated Statements of Operations — Unaudited
(In thousands)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

Revenues
Sales of real estate	$28,991	123,653	31,275	257,822
Other revenues	—	877	2	1,599

Total revenues	28,991	124,530	31,277	259,421

Costs and expenses
Cost of sales of real estate	39,048	171,006	40,973	278,609
Selling, general and administrative expenses	2,089	22,655	4,022	42,960

Total costs and expenses	41,137	193,661	44,995	321,569

Reorganization items, net	(2,875)	—	(4,860)	—
Other income, net of other expense	340	2,170	1,126	3,358

Loss before income taxes	(14,681)	(66,961)	(17,452)	(58,790)
Benefit for income taxes	—	13,949	—	10,738

Net loss	$(14,681)	(53,012)	(17,452)	(48,052)

20. Subsequent Event
     On August 11, 2008, the Company was notified by the New York Stock Exchange that the Company did not have an average closing price per share of its Class A Common Stock in excess of $1.00 for a consecutive 30 trading-day period, as required for continued listing. The Company intends to provide notification to the New York Stock Exchange of its intent to seek to cure the deficiency and the steps it will take to attempt to do so, which may include, among other actions, the contemplated reverse stock split described elsewhere in this report. If the Company is unable to satisfy the requirement within time frame specified by the rules and regulations of the New York Stock Exchange, the Company’s Class A Common Stock will be delisted from the exchange.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The objective of the following discussion is to provide an understanding of the financial condition and results of operations of Woodbridge Holdings Corporation (“Woodbridge,” “we,” “us,” “our” or the “Company”) (formerly Levitt Corporation) and its wholly-owned subsidiaries as of and for the three and six months ended June 30, 2008 and 2007. We currently engage in business activities through our Land Division, which consists of the operations of Core Communities, LLC (“Core Communities” or “Core”), and through our Other Operations segment, which includes the parent company operations of Woodbridge (“Parent Company”), an investment in Bluegreen Corporation (“Bluegreen” NYSE:BXG), equity investments, currently primarily in Office Depot, Inc. (“Office Depot”), the operations of Carolina Oak Homes, LLC (“Carolina Oak”), which engages in homebuilding activities and is developing a community in South Carolina, and other investments through subsidiaries and joint ventures. During the three and six months ended June 30, 2007, we also engaged in homebuilding activities through our wholly-owned subsidiary, Levitt and Sons, LLC (“Levitt and Sons”). As previously described, Levitt and Sons and substantially all of its subsidiaries filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the “Chapter 11 Cases”) on November 9, 2007. In connection with the Chapter 11 Cases, the operations of Levitt and Sons were deconsolidated from our results of operations as of November 9, 2007.
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
     Bluegreen, a New York Stock Exchange-listed company in which we own approximately 9.5 million shares of common stock, representing 31% of the outstanding common stock, is engaged in the acquisition, development, marketing and sale of vacation ownership interests in primarily “drive-to” vacation resorts, and the development and sale of golf communities and residential land.
     Some of the statements contained or incorporated by reference herein include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act” ), that involve substantial risks and uncertainties. Some of the forward-looking statements can be identified by the use of words such as “anticipate,” “believe,” “estimate,” “may,” “intend,” “expect,” “will,” “should,” “seek” or other similar expressions. Forward-looking statements are based largely on management’s expectations and involve inherent risks and uncertainties. In addition to the risks identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, you should refer to the other risks and uncertainties discussed throughout this document for specific risks which could cause actual results to be significantly different from those expressed or implied by those forward-looking statements. Some factors which may affect the accuracy of the forward-looking statements apply generally to the industries in which we operate, while other factors apply directly to us. Any number of important factors could cause actual results to differ materially from those in the forward-looking statements including: the impact of economic, competitive and other factors affecting the Company and its operations; the market for real estate in the areas where the Company has developments, including the impact of market conditions on the Company’s margins; the risk that the value of the property held by Core Communities may decline, including as a result of a sustained downturn in the residential real estate and homebuilding industries; the impact of market conditions for commercial property and the extent to which the factors negatively impacting the homebuilding and residential real estate industries will impact the market for commercial property; the risk that the development of parcels and master-planned communities will not be completed as anticipated; continued declines in the estimated fair value of our real estate inventory and the potential for write-downs or impairment charges; the effects of increases in interest rates on us and the availability and cost of credit to buyers of our inventory; accelerated principal payments on our debt obligations due to re-margining or curtailment payment requirements; the ability to obtain financing and to renew existing credit facilities on acceptable terms, if at all; the risk that Woodbridge may be required to adjust the carrying value of its investment in Bluegreen and incur an impairment charge in a future period if the trading price of Bluegreen’s common stock does not increase from current levels; the Company’s ability to access additional capital on acceptable terms, if at all; the risks and uncertainties inherent in bankruptcy proceedings and the inability to predict the effect of Levitt and Sons’ liquidation process on Woodbridge, as well as the potential impact of the assertion of claims against Woodbridge in connection with these proceedings, its results of operations and financial condition; equity risks associated with a decline in the trading prices of the equity securities owned by Woodbridge; the risk that creditors of Levitt and Sons may be successful in asserting claims against Woodbridge; the risks relating to the Settlement Agreement, including, without limitation, that the conditions to consummation of the Settlement Agreement will not be met, that several creditors have indicated that they intend to object to the terms of the Settlement Agreement, that the Settlement Agreement will not be approved by the Bankruptcy Court when expected, or at all and that, in the event the Settlement Agreement is approved by the Bankruptcy Court, such approval will be appealed; the risk that the proposed acquisition of 100% of Bluegreen’s common stock will not be consummated on the terms proposed, or at all; and the Company’s success at managing the risks involved in the foregoing. Many of these factors are beyond the Company’s control. The Company cautions that the foregoing factors are not exclusive.
Executive Overview
     We continue to focus on managing our real estate holdings during this challenging period for the real estate industry and on our efforts to bring costs in line with our strategic objectives. We have taken steps to align our staffing levels with these objectives. We intend to pursue opportunistic acquisitions and investments in diverse industries, using a combination of our cash and third party equity and debt financing. Our business strategy may result in acquisitions and investments both within or outside of the real estate industry. We also intend to explore a variety of funding structures which might leverage and capitalize on our available cash and other assets currently owned by us. We may acquire entire businesses or majority or minority, non-controlling interests in companies. Under this business model, we may not generate a constant earnings stream and the composition of our revenues may vary widely due to factors inherent in a particular investment, including the maturity of the business, market conditions and cyclicality. Net investment gains and other income that may occur are to be driven by our strategic initiatives as well as overall market conditions.
     Our operations have historically been concentrated in the real estate industry which is cyclical in nature, and our largest subsidiary is Core Communities, a developer of master-planned communities, which sells land to residential builders as well as to commercial developers, and internally develops and leases commercial real estate. In addition, our Other Operations segment consists of an investment in Bluegreen, a NYSE-listed company in which we own approximately 31% of its outstanding common stock and equity investments, currently primarily in Office Depot, a NYSE-listed company in which we own less than 1% of its outstanding common stock. Bluegreen is engaged in the acquisition, development, marketing and sale of ownership interests in primarily “drive-to” vacation resorts, and the development and sale of golf communities and residential land. Our Other Operations segment also includes limited homebuilding activities in Tradition Hilton Head through our subsidiary, Carolina Oak, which is developing a community known as Magnolia Walk. The results of operations and financial condition of Carolina Oak as of and for the three and six month periods ended June 30, 2008 are included in the Other Operations segment.
      We are also exploring strategic initiatives that have the potential of enhancing liquidity and shareholders’ equity. These initiatives include the consideration of alternatives to monetize a portion of our interests in Core assets, including through possible joint ventures or other strategic relationships.

Financial and Non-Financial Metrics
     We evaluate our performance and prospects using a variety of financial and non-financial metrics. The key financial metrics utilized to evaluate historical operating performance included revenues from sales of real estate, margin (which we measure as revenues from sales of real estate minus cost of sales of real estate), margin percentage (which we measure as margin divided by revenues from sales of real estate), loss from continuing operations, net loss and return on equity. We also continue to evaluate and monitor selling, general and administrative expenses as a percentage of revenue. In evaluating our future prospects, management considers non-financial information, such as acres in backlog (which we measure as land subject to an executed sales contract) and the aggregate value of those contracts. Additionally, we monitor the number of properties remaining in inventory and under contract to be purchased relative to our sales and development trends. Our ratio of debt to shareholders’ equity and cash requirements are also considered when evaluating our future prospects, as are general economic factors and interest rate trends. Each of the above metrics is discussed in the following sections as it relates to our operating results, financial position and liquidity. These metrics are not an exhaustive list, and management may from time to time utilize different financial and non-financial information or may not use all of the metrics mentioned above.
Land Division Overview
     Our Land Division entered 2008 with two active projects, Tradition, Florida and Tradition Hilton Head. We are continuing our development and sales activities in both of these projects. Tradition, Florida encompasses approximately 8,200 total acres. Core has sold approximately 1,800 acres to date and has approximately 3,900 net saleable acres remaining in inventory with 293 acres subject to sales contracts with various purchasers as of June 30, 2008. Tradition Hilton Head encompasses approximately 5,400 total acres, of which 165 acres have been sold to date. Approximately 2,800 net saleable acres are remaining at Tradition Hilton Head, with 33 acres subject to sales contracts with various purchasers as of June 30, 2008. Acres sold to date in Tradition Hilton Head include the intercompany sale of 150 acres owned and being developed by Carolina Oak.
     The Land Division plans to continue to expand its commercial operations through sales to developers and the internal development of certain projects for leasing to third parties. The Land Division is currently pursuing the sale of two of its commercial leasing projects. While the commercial real estate market has not to date been as negatively impacted as the residential real estate market, interest in commercial property is weakening, and financing is not as readily available in the current market, which may adversely impact both our ability to complete sales and the profitability of any sales. Core continues to actively market these two commercial projects which are available for immediate sale in their present condition. While management believes these projects will be sold by June 2009, there is no assurance that these sales will be completed in the timeframe expected by management or at all.
     In addition, the overall slowdown in the homebuilding market continues to have a negative effect on demand for residential land in our Land Division which was partially mitigated by increased commercial leasing revenue. While traffic at the Tradition, Florida information center slowed from prior years reflecting the overall slowdown in the Florida homebuilding market, it has improved since the fourth quarter of 2007. As a result of our continued Hilton Head expansion, as well as our continued expansion into the commercial leasing business, we incurred higher general and administrative expenses in the Land Division in the first six months of 2008.

Other Operations Overview
     Bluegreen, a New York Stock Exchange-listed company in which we own approximately 9.5 million shares of common stock, representing 31% of the outstanding common stock, is engaged in the acquisition, development, marketing and sale of vacation ownership interests in primarily “drive-to” vacation resorts, and the development and sale of golf communities and residential land. On July 21, 2008, Bluegreen announced that it had entered into a non-binding letter of intent for the sale of 100% of Bluegreen’s outstanding common stock for $15 per share. The letter of intent provides for a due diligence and exclusivity period through September 15, 2008. There can be no assurance that the transaction will be consummated on the proposed terms, if at all.
     During March 2008, the Company, together with Woodbridge Equity Fund LLLP, a newly formed limited liability limited partnership wholly-owned by the Company, purchased 3,000,200 shares of Office Depot common stock, which represented approximately one percent of Office Depot’s outstanding stock. These Office Depot shares were acquired at a cost of approximately $34.0 million. During June 2008, the Company sold 1,565,200 shares of Office Depot common stock for approximately $18.9 million. As of June 30, 2008, the Company owned 1,435,000 shares of Office Depot common stock with a fair market value at that date of $15.7 million. On August 4, 2008, the closing price of Office Depot common stock on the New York Stock Exchange was $6.60.
     In 2007, Woodbridge acquired from Levitt and Sons all of the outstanding membership interests in Carolina Oak, a South Carolina limited liability company (formerly known as Levitt and Sons of Jasper County, LLC), for the following consideration: (i) assumption of the outstanding principal balance of a loan in the amount of $34.1 million which is collateralized by a 150 acre parcel of land owned by Carolina Oak located in Tradition Hilton Head, (ii) execution of a promissory note in the amount of $400,000 to serve as a deposit under a purchase agreement between Carolina Oak and Core Communities of South Carolina, LLC and (iii) the assumption of specified payables in the amount of approximately $5.3 million. The principal asset of Carolina Oak is a 150 acre parcel of partially developed land currently under development and located in Tradition Hilton Head. As of June 30, 2008, Carolina Oak had 13 units under construction with 8 units in backlog. Carolina Oak has an additional 90 lots that are available for home construction. Based on the success of sales of existing units, we will make a determination as to whether to continue to build the remainder of the community, which is planned to consist of approximately 403 additional units.
     In 2007, our Other Operations segment also consisted of Levitt Commercial, LLC (“Levitt Commercial”), which specialized in the development of industrial properties. Levitt Commercial ceased development activities in 2007.

Critical Accounting Policies and Estimates
     Critical accounting policies are those policies that are important to the understanding of our financial statements and may also involve estimates and judgments about inherently uncertain matters. In preparing our financial statements, management makes estimates and assumptions that affect the amounts reported in the financial statements. These estimates require the exercise of judgment, as future events cannot be determined with certainty. Accordingly, actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in subsequent periods relate to revenue and cost recognition on percent complete projects, reserves and accruals, impairment reserves of assets, valuation of real estate, estimated costs to complete construction, reserves for litigation and contingencies and deferred tax valuation allowances. The accounting policies that we have identified as critical to the portrayal of our financial condition and results of operations are: (a) real estate inventories; (b) investments in unconsolidated subsidiaries — equity method; (c) homesite contracts and consolidation of variable interest entities; (d) revenue recognition; (e) capitalized interest; (f) income taxes; (g) impairment of long-lived assets; and (h) accounting for stock-based compensation. For a more detailed discussion of these critical accounting policies see “Critical Accounting Policies and Estimates” appearing in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2007.
Investments in Unconsolidated Subsidiaries — Cost Method
     The Company’s management determines the appropriate classifications of investments in equity securities at the acquisition date and re-evaluates the classifications at each balance sheet date. The Company follows either the equity or cost method of accounting to record its interests in entities in which it does not own the majority of the voting stock and to record its investment in variable interest entities in which it is not the primary beneficiary. Typically, the cost method should be used if the investor owns less than 20% of the investee’s stock and the equity method should be used if the investor owns more than 20% of the investee’s stock. However, the Financial Accounting Standards Board (“FASB”) has concluded that the percentage ownership of stock is not the sole determinant in applying the equity or the cost method, but the significant factor is whether the investor has the ability to significantly influence the operating and financial policies of the investee. The Company uses the cost method for investments where the Company owns less than a 20% interest and does not have the ability to significantly influence the operating and financial policies of the investee in accordance with relative accounting guidance.

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2008	2007	Change	2008	2007	Change
(In thousands)	( U n a u d i t e d )			( U n a u d i t e d )

Revenues
Sales of real estate	$2,395	125,364	(122,969)	2,549	266,662	(264,113)
Other revenues	810	1,702	(892)	1,556	3,614	(2,058)

Total revenues	3,205	127,066	(123,861)	4,105	270,276	(266,171)

Costs and expenses
Cost of sales of real estate	1,758	171,594	(169,836)	1,786	284,502	(282,716)
Selling, general and administrative expenses	12,439	33,017	(20,578)	24,514	65,331	(40,817)
Interest expense	2,146	—	2,146	4,865	—	4,865
Other expenses	—	413	(413)	—	895	(895)

Total costs and expenses	16,343	205,024	(188,681)	31,165	350,728	(319,563)

Earnings from Bluegreen Corporation	1,211	1,357	(146)	1,737	3,101	(1,364)
Interest and other income	1,946	3,294	(1,348)	3,545	5,634	(2,089)

Loss from continuing operations before income taxes	(9,981)	(73,307)	63,326	(21,778)	(71,717)	49,939
Benefit for income taxes	—	15,112	(15,112)	—	14,501	(14,501)

Loss from continuing operations	(9,981)	(58,195)	48,214	(21,778)	(57,216)	35,438

Discontinued operations:
Income from discontinued operations, net of tax	1,039	108	931	2,405	105	2,300

Net loss	$(8,942)	(58,087)	49,145	(19,373)	(57,111)	37,738

For the Three Months Ended June 30, 2008 Compared to the Same 2007 Period:
     Consolidated net loss decreased by $49.1 million, or 84.6%, to $8.9 million in the three months ended June 30, 2008 from $58.1 million in the same period in 2007. The decrease in net loss primarily reflected the fact that no impairment charges were recorded during the three months ended June 30, 2008, whereas $63.0 million of impairment charges were recorded at Levitt and Sons during the same period in 2007. Levitt and Sons incurred a net loss of $53.0 million in the three months ended June 30, 2007. As previously disclosed, Woodbridge deconsolidated Levitt and Sons from its statements of financial condition and results of operations as of November 9, 2007. Excluding the results of Levitt and Sons, the net loss increased by $3.9 million, or 76.2%, mainly due to higher selling, general and administrative expenses, higher interest expense and decreased benefit for income taxes in the three months ended June 30, 2008 compared to the same period in 2007.
     Our revenues from sales of real estate decreased by $123.0 million, or 98.1%, to $2.4 million for the quarter ended June 30, 2008 from $125.4 million for the same 2007 period. This decrease was primarily attributable to the deconsolidation of Levitt and Sons at November 9, 2007. Revenues from sales of real estate for the three months ended June 30, 2008 and 2007 in the Land Division were $1.7 million and $1.9 million, respectively. In Other Operations, revenues from sales of real estate for the three months ended June 30, 2008 were $635,000 as a result of the delivery of 2 units in Carolina Oak. There were no comparable sales in Other Operations in the three months ended June 30, 2007.

     Other revenues decreased by $892,000, or 52.4%, to $810,000 for the three months ended June 30, 2008 from $1.7 million for the same period in 2007. Other revenues decreased as title and mortgage operations revenues associated with Levitt and Sons were not included in the consolidated results of operations for the three months ended June 30, 2008. In addition, there was decreased marketing income associated with Tradition, Florida.
     Cost of sales excluding Levitt and Sons increased to $1.8 million during the three months ended June 30, 2008, as compared to $588,000 in the same 2007 period as we sold 8 lots in the Land Division and delivered 2 homes in Carolina Oak during the quarter ended June 30, 2008 period as compared to 3 lots sold in the Land Division and no homes delivered in Carolina Oak during the 2007 period.
     Selling, general and administrative expenses decreased by $20.6 million, or 62.3%, to $12.4 million during the three months ended June 30, 2008 from $33.0 million during the same period in 2007 primarily as a result of the deconsolidation of Levitt and Sons at November 9, 2007. Selling, general and administrative expenses attributable to Levitt and Sons for the three months ended June 30, 2007 were $22.7 million. Consolidated selling, general and administrative expenses, excluding those attributable to Levitt and Sons, increased by $2.1 million, or 20.0%, to $12.4 million for the three months ended June 30, 2008 from $10.4 million in the same 2007 period. The increase was due to higher professional fees associated with our interest and position taken in connection with our investment in equity securities as well as higher expenses in the Land Division related to the support of the community and commercial associations in our master-planned communities and increased other administrative expenses associated with marketing and development activities in South Carolina. Additionally, we incurred severance expenses related to the reductions in force associated with the Chapter 11 Cases and higher insurance costs due to the absorption of certain of Levitt and Sons’ insurance costs. The above increases were offset in part by decreased employee compensation, benefits and incentives expense.
     Interest expense is interest incurred minus interest capitalized. Interest incurred totaled $4.6 million for the three months ended June 30, 2008 and $12.9 million for the same period in 2007. While all interest was capitalized during the 2007 period, only $2.5 million was capitalized in the three months ended June 30, 2008. This resulted in interest expense of $2.1 million for the three months ended June 30, 2008, compared to no interest expense in the same period in 2007. The increase in interest expense was due to the completion of certain phases of development associated with our real estate inventory which resulted in a decreased amount of qualified assets for interest capitalization. Interest incurred was lower due to decreases in the average interest rates on our debt and lower outstanding balances of notes and mortgage notes payable primarily due to the deconsolidation of Levitt and Sons at November 9, 2007. At the time of land or home sales, the capitalized interest allocated to inventory is charged to cost of sales. Cost of sales of real estate for the three months ended June 30, 2008 and 2007 included previously capitalized interest of approximately $44,000 and $5.6 million, respectively.
     Other expenses for the three months ended June 30, 2007 were $413,000 and consisted solely of mortgage operations expenses associated with Levitt and Sons. These expenses were not incurred in the three months ended June 30, 2008.
     Bluegreen reported net income for the three months ended June 30, 2008 of $3.4 million, as compared to $4.1 million for the same period in 2007. Our interest in Bluegreen’s earnings was $1.2 million for the second quarter of 2008 compared to $1.4 million for the same period in 2007. The 9.5 million shares of Bluegreen that we own represented approximately 31% of the outstanding shares of Bluegreen at each of June 30, 2008 and 2007.

     Interest and other income decreased by $1.3 million, or 40.9%, to $1.9 million during the three months ended June 30, 2008 from $3.3 million during the same period in 2007. This change was primarily related to a decrease in forfeited deposits of $2.5 million due to the deconsolidation of Levitt and Sons at November 9, 2007. This decrease was partially offset by a $1.2 million gain on sale of equity securities in the three months ended June 30, 2008 and an increase in interest income based on higher cash balances at the Parent Company in the three months ended June 30, 2008 reflecting the proceeds from the October 2007 rights offering.
     The provision for income taxes is estimated to result in an effective tax rate of 0.0% in 2008. The effective tax rate used for the three months ended June 30, 2007 was 20.6%. The decrease in the effective tax rate is a result of recording a valuation allowance for those deferred tax assets that are not expected to be recovered in the future. Due to large taxable losses in 2007 and expected taxable losses in the foreseeable future, at this time, we do not believe that we will have sufficient taxable income of the appropriate character in the future and prior carryback years to realize any portion of the net deferred tax asset.
     The income from discontinued operations, which relates to two commercial leasing projects at Core Communities, increased to $1.0 million in the three months ended June 30, 2008 from $108,000 in the same period in 2007. The increase is due to increased commercial lease activity as a result of the Landing at Tradition retail power center opening in late 2007.
For the Six Months Ended June 30, 2008 Compared to the Same 2007 Period:
     Consolidated net loss decreased by $37.7 million, or 66.1%, to $19.4 million in the six months ended June 30, 2008 from $57.1 million in the same period in 2007. The decrease in net loss primarily reflected the fact that no impairment charges were recorded during the six months ended June 30, 2008, whereas $63.3 million of impairment charges were recorded at Levitt and Sons during the same period in 2007. Levitt and Sons incurred a net loss of $48.1 million in the six months ended June 30, 2007. Excluding the results of Levitt and Sons, the net loss increased by $10.3 million, or 113.9%, mainly due to higher selling, general and administrative expenses, higher interest expense and decreased benefit for income taxes in the six months ended June 30, 2008 compared to the same period in 2007. Additionally, Bluegreen experienced lower net earnings in the six months ended June 30, 2008 in comparison to the same period in 2007.
     Our revenues from sales of real estate decreased by $264.1 million, or 99.0%, to $2.5 million for the six months ended June 30, 2008 from $266.7 million for the same 2007 period. This decrease was primarily attributable to the deconsolidation of Levitt and Sons at November 9, 2007. Revenues from sales of real estate for the six months ended June 30, 2008 and 2007 in the Land Division were $1.9 million and $2.7 million, respectively. Sales of real estate in Other Operations for the six months ended June 30, 2008 were $635,000 as a result of the delivery of 2 units in Carolina Oak and for the same period of 2007 were $6.6 million relating to Levitt Commercial’s delivery of its remaining inventory of 17 warehouse units.
     Other revenues decreased by $2.1 million, or 56.9%, to $1.6 million for the six months ended June 30, 2008 from $3.6 million for the same period in 2007. Other revenues decreased as title and mortgage operations revenues associated with Levitt and Sons were not included in the consolidated results for the six months ended June 30, 2008. In addition, there was decreased marketing income associated with Tradition, Florida.
     Cost of sales excluding Levitt and Sons decreased to $1.8 million during the six months ended June 30, 2008, as compared to $5.9 million in the same 2007 period as we sold 9 lots in the Land Division and delivered 2 homes in Carolina Oak in the six months ended June 30, 2008, as compared to 3 lots sold in the Land Division and 17 warehouse units delivered in Levitt Commercial in the same 2007 period. There were no home deliveries in Carolina Oak in the 2007 period.

     Selling, general and administrative expenses decreased by $40.8 million, or 62.5%, to $24.5 million during the six months ended June 30, 2008 from $65.3 million during the same period in 2007 primarily as a result of the deconsolidation of Levitt and Sons at November 9, 2007. Selling, general and administrative expenses attributable to Levitt and Sons for the six months ended June 30, 2007 were $43.0 million. Consolidated selling, general and administrative expenses, excluding those attributable to Levitt and Sons, increased by $2.1 million, or 9.6%, to $24.5 million for the six months ended June 30, 2008 from $22.4 million in the same 2007 period. The increase was due to higher professional fees associated with our interest and position taken in connection with our investments in equity securities as well as higher expenses in the Land Division related to the support of community and commercial associations in our master-planned communities and increased other administrative expenses associated with marketing and development activities in South Carolina. Additionally, we incurred severance expenses related to the reductions in force associated with the Chapter 11 Cases and higher insurance costs due to the absorption of certain of Levitt and Sons’ insurance costs. The above increases were offset in part by decreased employee compensation, benefits and incentives expense.
     Interest incurred totaled $9.6 million for the six months ended June 30, 2008 and $25.2 million for the same period in 2007. While all interest was capitalized during the 2007 period, only $4.8 million was capitalized in the six months ended June 30, 2008. This resulted in interest expense of $4.9 million for the six months ended June 30, 2008, compared to no interest expense in the same period in 2007. The increase in interest expense was due to the completion of certain phases of development associated with our real estate inventory which resulted in a decreased amount of qualified assets for interest capitalization. Interest incurred was lower due to decreases in the average interest rates on our debt and lower outstanding balances of notes and mortgage notes payable primarily due to the deconsolidation of Levitt and Sons at November 9, 2007. At the time of land or home sales, the capitalized interest allocated to inventory is charged to cost of sales. Cost of sales of real estate for the six months ended June 30, 2008 and 2007 included previously capitalized interest of approximately $44,000 and $10.0 million, respectively.
     Other expenses for the six months ended June 30, 2007 were $895,000 and consisted solely of mortgage operations expenses associated with Levitt and Sons. These expenses were not incurred in the six months ended June 30, 2008.
     Bluegreen reported net income for the six months ended June 30, 2008 of $4.8 million, as compared to $9.4 million for the same period in 2007. Our interest in Bluegreen’s earnings was $1.7 million for the six months ended June 30, 2008 compared to $3.1 million for the same period in 2007. The 9.5 million shares of Bluegreen that we own represented approximately 31% of the outstanding shares of Bluegreen at each of June 30, 2008 and 2007.
     Interest and other income decreased by $2.1 million, or 37.1%, to $3.5 million during the six months ended June 30, 2008 from $5.6 million during the same period in 2007. This change was primarily related to a decrease in forfeited deposits of $3.9 million due to the deconsolidation of Levitt and Sons at November 9, 2007. This decrease was partially offset by a $1.2 million gain on sale of equity securities in the six months ended June 30, 2008 and an increase in interest income based on higher cash balances at the Parent Company in the six months ended June 30, 2008 reflecting the proceeds from the October 2007 rights offering.
     The provision for income taxes is estimated to result in an effective tax rate of 0.0% in 2008. The effective tax rate used for the six months ended June 30, 2007 was 20.2%. The decrease in the effective tax rate is a result of recording a valuation allowance for those deferred tax assets that are not expected to be recovered in the future. Due to large taxable losses in 2007 and expected taxable losses in the foreseeable future, at this time, we do not believe that we will have sufficient taxable income of the appropriate character in the future and prior carryback years to realize any portion of the net deferred tax asset.
     The income from discontinued operations, which relates to two commercial leasing projects at Core Communities, increased to $2.4 million in the six months ended June 30, 2008 from $105,000 in the same period in 2007. The increase is due to increased commercial lease activity as a result of the Landing at Tradition retail power center opening in late 2007.

LAND DIVISION RESULTS OF OPERATIONS

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2008	2007	Change	2008	2007	Change
(Dollars in thousands)	( U n a u d i t e d )			( U n a u d i t e d )

Revenues
Sales of real estate	$1,711	1,917	(206)	1,865	2,694	(829)
Other revenues	559	866	(307)	1,046	1,783	(737)

Total revenues	2,270	2,783	(513)	2,911	4,477	(1,566)

Costs and expenses
Cost of sales of real estate	1,145	483	662	1,173	555	618
Selling, general and administrative expenses	4,807	3,496	1,311	9,786	7,269	2,517
Interest expense	485	807	(322)	1,173	1,022	151

Total costs and expenses	6,437	4,786	1,651	12,132	8,846	3,286

Interest and other income	657	1,115	(458)	1,556	2,060	(504)

Loss from continuing operations before income taxes	(3,510)	(888)	(2,622)	(7,665)	(2,309)	(5,356)
Benefit for income taxes	—	407	(407)	—	973	(973)

Loss from continuing operations	(3,510)	(481)	(3,029)	(7,665)	(1,336)	(6,329)

Discontinued operations:
Income from discontinued operations, net of tax	1,039	108	931	2,405	105	2,300

Net loss	$(2,471)	(373)	(2,098)	(5,260)	(1,231)	(4,029)

Acres sold	3	1	2	3	1	2

Margin percentage (a)	33.1%	74.8%	(41.7)%	37.1%	79.4%	(42.3)%
Unsold saleable acres (b)	6,676	6,870	(194)	6,676	6,870	(194)
Acres subject to sales contracts — third parties	326	98	228	326	98	228
Aggregate sales price of acres subject to sales contracts to third parties	$96,164	29,013	67,151	96,164	29,013	67,151

(a)	Sales of real estate and margin percentage include lot sales, revenues from look back provisions and recognition of deferred revenue associated with sales in prior periods.

(b)	Includes approximately 56 acres related to assets held for sale as of June 30, 2008.
     Due to the nature and size of individual land transactions, our Land Division results are subject to significant volatility. Although we have historically realized margins of between 40.0% and 60.0% on Land Division sales, margins on land sales are likely to be below that level given the downturn in the real estate markets and the significant decrease in demand. Margins will fluctuate based upon changing sales prices and costs attributable to the land sold. In addition to the impact of economic and market factors, the sales price and margin of land sold varies depending upon: the parcel’s location and size; whether the parcel is sold as raw land, partially developed land or individually developed lots; the degree to which the land is entitled; and whether the designated use of land is residential or commercial. The cost of sales of real estate is dependent upon the original cost of the land acquired, the timing of the acquisition of the land, the amount of land development, and interest and property tax costs capitalized during active development. Allocations to cost of sales involve significant management judgment and include an estimate of future costs of development, which can vary over time due to labor and material cost increases, master plan design changes and regulatory modifications. Accordingly, allocations are subject to change based on factors which are in many instances beyond management’s control. Future margins will continue to vary based on these and other market factors. If the real estate markets deteriorate further, there is no assurance that we will be able to sell land at prices above our carrying cost or even in amounts necessary to repay our indebtedness.

     The value of acres subject to third party sales contracts increased from $29.0 million at June 30, 2007 to $96.2 million at June 30, 2008. This backlog consists of executed contracts and may, to a limited extent, provide an indication of potential future sales activity and value per acre. However, the backlog is not an exclusive indicator of future sales activity. Some sales involve contracts executed and closed in the same quarter and therefore will not appear in the backlog. In addition, executed contracts in the backlog are subject to cancellation.
For the Three Months Ended June 30, 2008 Compared to the Same 2007 Period:
     Revenues from sales of real estate decreased to $1.7 million during the three months ended June 30, 2008, compared to $1.9 million during the same period in 2007. We sold 8 lots in the three months ended June 30, 2008, recognizing $825,000 in revenue, net of deferred revenue, compared to 3 lot sales in Tradition Hilton Head generating $428,000 in revenue in the same period in 2007. Revenues from sales of real estate for the three months ended June 30, 2008 and 2007 also included “look back” provisions of $18,000 and $788,000, respectively, as well as recognition of deferred revenue totaling $758,000 and $701,000, respectively. “Look back” revenue relates to incremental revenue received from homebuilders and is based on the final sales price to the homebuilder’s customer. Inter-segment revenue of $206,000 was eliminated in consolidation during the three months ended June 30, 2007. There was no inter-segment revenue in the same 2008 period.
     Other revenues decreased by $307,000, or 35.5%, to $559,000 for the three months ended June 30, 2008, as compared to $866,000 during the same quarter in 2007. This decrease was due primarily to decreased marketing income associated with Tradition, Florida.
     Cost of sales increased to $1.1 million during the three months ended June 30, 2008, as compared to $483,000 for the same 2007 period. Cost of sales for the three months ended June 30, 2008 represents the costs associated with the sale of 8 lots in Tradition Hilton Head as compared to costs associated with the 3 lots sold in Tradition Hilton Head in the same period in 2007.
     Selling, general and administrative expenses increased by $1.3 million, or 37.5%, to $4.8 million during the three months ended June 30, 2008 from $3.5 million for the same period in 2007 primarily due to higher other administrative expenses associated with increased marketing and development activities in Tradition Hilton Head and higher compensation and benefits expense due to increased headcount. Additionally, there were increased expenses associated with our support of the community and commercial associations in our master-planned communities, increased fees for professional services and higher property tax expense due to less acreage in active development in the three months ended June 30, 2008 compared to the same period in 2007.
     Interest incurred for the three months ended June 30, 2008 and 2007 was $2.0 million and $2.6 million, respectively, while interest capitalized for the same periods in 2008 and 2007 totaled $1.5 million and $1.8 million, respectively. This resulted in interest expense of $485,000 for the three months ended June 30, 2008, compared to $807,000 in the same 2007 period. The interest expense in the three months ended June 30, 2008 of approximately $485,000 was partially associated with funds borrowed by Core but then loaned to the Parent Company. This intercompany interest amounted to $443,000 for the quarter ended June 30, 2008 and was eliminated on a consolidated basis. The remaining portion of interest expense was due to the completion of certain phases of development of our real estate inventory which resulted in a decreased amount of qualified assets for interest capitalization. The interest expense in the three months ended June 30, 2007 of approximately $807,000 was attributable to funds borrowed by Core but then loaned to the Parent Company. The capitalization of this interest occurred at the Parent Company level and all intercompany interest expense and income was eliminated on a consolidated basis. Interest incurred was lower due to decreases in the average interest rates on our notes and mortgage notes payable. Cost of sales of real estate for the three months ended June 30, 2008 and June 30, 2007 included an insignificant amount of previously capitalized interest.

     Interest and other income decreased to $657,000 in the three months ended June 30, 2008 from $1.1 million in the three months ended June 30, 2007. The decrease is primarily related to decreased interest income due to lower average interest rates and lower intercompany interest which was eliminated in consolidation.
     The income from discontinued operations, which relates to the income generated by two of Core’s commercial leasing projects which were held for sale as of June 30, 2008, increased to $1.0 million in the three months ended June 30, 2008 from $108,000 in the same period of 2007. The increase is due to increased commercial lease activity as a result of the Landing at Tradition retail power center opening in late 2007.
For the Six Months Ended June 30, 2008 Compared to the Same 2007 Period:
     Revenues from sales of real estate decreased to $1.9 million during the six months ended June 30, 2008, compared to $2.7 million during the same period in 2007. This decrease was primarily the result of higher “look back” provisions revenue and recognition of deferred revenue during the 2007 period, partially offset by higher revenues from lot sales in the 2008 period. We sold 9 lots in Tradition Hilton Head in the six months ended June 30, 2008, recognizing $898,000 in revenue, net of deferred revenue, compared to 3 lot sales in Tradition Hilton Head generating $428,000 in revenue in the same period in 2007. Revenues from sales of real estate for the six months ended June 30, 2008 and 2007 also included “look back” provisions of $90,000 and $1.2 million, respectively, as well as recognition of deferred revenue totaling $768,000 and $1.1 million, respectively. Inter-segment revenue of $428,000 was eliminated in consolidation during the six months ended June 30, 2007. There was no inter-segment revenue in the same 2008 period.
     Other revenues decreased by $737,000, or 41.3%, to $1.0 million for the six months ended June 30, 2008, as compared to $1.8 million during the same period in 2007. This decrease was due primarily to decreased marketing income associated with Tradition, Florida.
     Cost of sales increased to $1.2 million during the six months ended June 30, 2008, as compared to $555,000 for the same 2007 period. Cost of sales for the six months ended June 30, 2008 represents the costs associated with the sale of 9 lots in Tradition Hilton Head as compared to costs associated with the 3 lots sold in Tradition Hilton Head in the same period in 2007.
     Selling, general and administrative expenses increased by $2.5 million, or 34.6%, to $9.8 million during the six months ended June 30, 2008 from $7.3 million for the same period in 2007 primarily due to higher other administrative expenses associated with increased marketing and development activities in Tradition Hilton Head and higher compensation and benefits expense due to increased headcount. Additionally, there were increased expenses associated with our support of the community and commercial associations in our master-planned communities and higher property tax expense due to less acreage in active development in the six months ended June 30, 2008 compared to the same period in 2007.
     Interest incurred for the six months ended June 30, 2008 and 2007 was $4.3 million and $4.7 million, respectively, while interest capitalized for the same periods in 2008 and 2007 totaled $3.2 million and $3.7 million, respectively. This resulted in interest expense of $1.2 million for the six months ended June 30, 2008, compared to $1.0 million in the same 2007 period. The interest expense in the six months ended June 30, 2008 of approximately $1.2 million was partially associated with funds borrowed by Core but then loaned to the Parent Company. This intercompany interest amounted to $1.1 million for the six months ended June 30, 2008 and was eliminated on a consolidated basis. The remaining portion of interest expense was due to the completion of certain phases of development of our real estate inventory which resulted in a decreased amount of qualified assets for interest capitalization. The interest expense in the six months ended June 30, 2007 of approximately $1.0 million was attributable to funds borrowed by Core but then loaned to the Parent Company. The capitalization of this interest occurred at the Parent Company level and all intercompany interest expense and income was eliminated on a consolidated basis. Interest incurred was lower due to decreases in the average interest rates on our notes and mortgage notes payable. Cost of sales of real estate for the six months ended June 30, 2008 and June 30, 2007 included an insignificant amount of previously capitalized interest.

     Interest and other income decreased to $1.6 million in the six months ended June 30, 2008 from $2.1 million for the six months ended June 30, 2007. The decrease is primarily related to decreased interest income due to lower average interest rates and lower intercompany interest that was eliminated in consolidation.
     The income from discontinued operations, which relates to the income generated by two of Core’s commercial leasing projects which were held for sale as of June 30, 2008, increased to $2.4 million in the six months ended June 30, 2008 from $105,000 in the same period of 2007. The increase is due to increased commercial lease activity as a result of the Landing at Tradition retail power center opening in late 2007.
OTHER OPERATIONS RESULTS OF OPERATIONS

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2008	2007	Change	2008	2007	Change
(In thousands)	( U n a u d i t e d )			( U n a u d i t e d )

Revenues
Sales of real estate	$635	—	635	635	6,574	(5,939)
Other revenues	251	142	109	510	435	75

Total revenues	886	142	744	1,145	7,009	(5,864)

Costs and expenses
Cost of sales of real estate	587	1,018	(431)	587	6,519	(5,932)
Selling, general and administrative expenses	7,651	6,928	723	14,747	15,164	(417)
Interest expense	2,104	—	2,104	4,777	—	4,777

Total costs and expenses	10,342	7,946	2,396	20,111	21,683	(1,572)

Earnings from Bluegreen Corporation	1,211	1,357	(146)	1,737	3,101	(1,364)
Interest and other income	1,732	403	1,329	3,074	648	2,426

Loss before income taxes	(6,513)	(6,044)	(469)	(14,155)	(10,925)	(3,230)
Benefit for income taxes	—	1,042	(1,042)	—	2,906	(2,906)

Net loss	$(6,513)	(5,002)	(1,511)	(14,155)	(8,019)	(6,136)

     The results of operations of Carolina Oak are included in the Other Operations segment for the three and six months ended June 30, 2008, but were included in the Primary Homebuilding segment for the three and six months ended June 30, 2007.

     For the Three Months Ended June 30, 2008 Compared to the Same 2007 Period:
     Sales of real estate for the three months ended June 30, 2008 were $635,000 resulting from the delivery of 2 units in Carolina Oak compared to no sales of real estate for the three months ended June 30, 2007. At June 30, 2008, Carolina Oak had a backlog of 8 units with a value of $2.6 million compared to no units in backlog at June 30, 2007. Other revenues for the three months ended June 30, 2008 were $251,000 compared to $142,000 for the same period in 2007.
     Cost of sales of real estate for the three months ended June 30, 2008 was $587,000 compared to $1.0 million in the three months ended June 30, 2007. Cost of sales of real estate for the quarter ended June 30, 2008 related to the delivery of 2 units in Carolina Oak while in the same period in 2007 was comprised of only the expensing of interest previously capitalized as no units were delivered.
     Bluegreen reported net income for the three months ended June 30, 2008 of $3.4 million, as compared to $4.1 million for the same period in 2007. Our interest in Bluegreen’s income was $1.2 million for the 2008 period compared to $1.4 million for the 2007 period. We currently own approximately 9.5 million shares of the common stock of Bluegreen, which represented approximately 31% of Bluegreen’s outstanding shares at each of of June 30, 2008 and 2007. Under equity method accounting, we recognize our pro-rata share of Bluegreen’s net income (net of purchase accounting adjustments) as pre-tax earnings. Bluegreen has not paid dividends to its shareholders; therefore, our earnings represent only our claim to the future distributions of Bluegreen’s earnings. Our earnings in Bluegreen increase or decrease concurrently with Bluegreen’s reported results.
     Selling, general and administrative expenses increased by $723,000, or 10.4%, to $7.7 million during the three months ended June 30, 2008 from $6.9 million during the three months ended June 30, 2007. The increase was mainly attributable to severance charges related to the reductions in force associated with the bankruptcy filing of Levitt and Sons, increased professional fees associated with our interest and position taken in connection with our investments in equity securities and increased insurance costs due to the absorption of certain of Levitt and Sons’ insurance costs. These increases were partially offset by decreased compensation, benefits and incentives expenses and decreased office related expenses. The decrease in compensation and office related expenses is attributable to decreased headcount, as total employees decreased from 65 at June 30, 2007 to 21 at June 30, 2008.
     Interest incurred was approximately $3.1 million and $2.8 million for the three months ended June 30, 2008 and 2007, respectively. While all interest was capitalized during the 2007 period, only $972,000 was capitalized in the three months ended June 30, 2008. This resulted in interest expense of $2.1 million for the three months ended June 30, 2008, compared to no interest expense in the same period in 2007. The increase in interest expense was due to the completion of certain phases of development associated with the Land Division’s real estate inventory which resulted in a decreased amount of qualified assets for interest capitalization at the Parent Company level. The increase in interest incurred was attributable to higher outstanding balances on our notes and mortgages notes payable for the three months ended June 30, 2008 compared to the same period in 2007.
     Interest and other income increased to $1.7 million during the three months ended June 30, 2008 as compared to $403,000 for the same period of 2007. The increase is due to a $1.2 million gain on sale of equity securities and increased interest income based on higher cash balances in the three months ended June 30, 2008 compared to the same period in 2007 reflecting proceeds from the October 2007 rights offering.

For the Six Months Ended June 30, 2008 Compared to the Same 2007 Period:
     Sales of real estate for the six months ended June 30, 2008 were $635,000 compared to $6.6 million during the same period in 2007. Sales of real estate for the six months ended June 30, 2008 relate to the delivery of 2 units in Carolina Oak while sales of real estate for the same period in 2007 relate to the delivery of 17 warehouse units in Levitt Commercial. At June 30, 2008, Carolina Oak had a backlog of 8 units with a value of $2.6 million compared to no units in backlog at June 30, 2007. Other revenues for the six months ended June 30, 2008 were $510,000 compared to $435,000 for the same period in 2007.
     Cost of sales of real estate for the six months ended June 30, 2008 was $587,000 compared to $6.5 million in the six months ended June 30, 2007. Cost of sales of real estate for the first six months of 2008 related to the delivery of 2 units in Carolina Oak while in the same period in 2007 was comprised of both the cost of sales of the 17 warehouse units delivered in Levitt Commercial as well as the expensing of interest previously capitalized.
     Bluegreen reported net income for the six months ended June 30, 2008 of $4.8 million, as compared to $9.4 million for the same period in 2007. Our interest in Bluegreen’s income was $1.7 million for the 2008 period compared to $3.1 million for the 2007 period.
     Selling, general and administrative expenses decreased $417,000, or 2.7%, to $14.7 million during the six months ended June 30, 2008 from $15.2 million during the six months ended June 30, 2007. The decrease was attributable to decreased compensation, benefits and incentives expenses and decreased office related expenses. The decrease in compensation and office related expenses is attributable to decreased headcount, as total employees decreased from 65 at June 30, 2007 to 21 at June 30, 2008. These decreases were offset in part by increases in severance charges related to the reductions in force associated with the bankruptcy filing of Levitt and Sons, increased professional fees associated with our interest and position taken in connection with our investments in equity securities and increased insurance costs due to the absorption of certain of Levitt and Sons’ insurance costs.
     Interest incurred was approximately $6.4 million and $5.1 million for the six months ended June 30, 2008 and 2007, respectively. While all interest was capitalized during the 2007 period, only $1.6 million was capitalized in the six months ended June 30, 2008. This resulted in interest expense of $4.8 million for the six months ended June 30, 2008, compared to no interest expense in the same period in 2007. The increase in interest expense was due to the completion of certain phases of development associated with the Land Division’s real estate inventory which resulted in a decreased amount of qualified assets for interest capitalization at the Parent Company level. The increase in interest incurred was attributable to higher outstanding balances on our notes and mortgages notes payable for the six months ended June 30, 2008 compared to the same period in 2007.
     Interest and other income increased to $3.1 million during the six months ended June 30, 2008 as compared to $648,000 for the same period of 2007. The increase is due to a $1.2 million gain on sale of equity securities and increased interest income based on higher cash balances in the six months ended June 30, 2008 compared to the same period in 2007 reflecting proceeds from the October 2007 rights offering.

PRIMARY HOMEBUILDING SEGMENT RESULTS OF OPERATIONS

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2008	2007	Change	2008	2007	Change
(Dollars in thousands)	( U n a u d i t e d )			( U n a u d i t e d )

Revenues
Sales of real estate	$—	114,805	(114,805)	—	227,317	(227,317)
Other revenues	—	877	(877)	—	1,599	(1,599)

Total revenues	—	115,682	(115,682)	—	228,916	(228,916)

Costs and expenses
Cost of sales of real estate	—	162,323	(162,323)	—	249,275	(249,275)
Selling, general and administrative expenses	—	20,675	(20,675)	—	39,096	(39,096)
Other expenses	—	413	(413)	—	895	(895)

Total costs and expenses	—	183,411	(183,411)	—	289,266	(289,266)

Interest and other income	—	2,560	(2,560)	—	4,201	(4,201)

Loss before income taxes	—	(65,169)	65,169	—	(56,149)	56,149
Benefit for income taxes	—	13,353	(13,353)	—	9,814	(9,814)

Net loss	$—	(51,816)	51,816	—	(46,335)	46,335

Homes delivered (units)	—	335	(335)	—	650	(650)
Construction starts (units)	—	175	(175)	—	377	(377)
Average selling price of homes delivered	$—	343	(343)	—	350	(350)
Margin percentage	—	(41.4)%	41.4%	—	(9.7)%	9.7%
Gross orders (units)	—	399	(399)	—	594	(594)
Gross orders (value)	$—	106,134	(106,134)	—	172,650	(172,650)
Cancellations (units)	—	156	(156)	—	250	(250)
Net orders (units)	—	243	(243)	—	344	(344)
Backlog of homes (units)	—	820	(820)	—	820	(820)
Backlog of homes (value)	$—	270,907	(270,907)	—	270,907	(270,907)
     There are no results of operations or financial metrics included in the preceding table for the three and six months ended June 30, 2008 due to the deconsolidation of Levitt and Sons from our financial statements at November 9, 2007. Therefore, a comparative analysis is not included in this section. For further information regarding Levitt and Sons’ results of operations, see Note 19 to our unaudited consolidated financial statements included under Item 1 of this report.
     Historically, the results of operations of Carolina Oak were included as part of the Primary Homebuilding segment. The results of operations of Carolina Oak after January 1, 2008 are included in the Other Operations segment as a result of the deconsolidation of Levitt and Sons at November 9, 2007, and the acquisition of Carolina Oak by Woodbridge.

TENNESSEE HOMEBUILDING SEGMENT RESULTS OF OPERATIONS

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2008	2007	Change	2008	2007	Change
(Dollars in thousands)	( U n a u d i t e d )			( U n a u d i t e d )

Revenues
Sales of real estate	$—	8,848	(8,848)	—	30,505	(30,505)

Total revenues	—	8,848	(8,848)	—	30,505	(30,505)

Costs and expenses
Cost of sales of real estate	—	8,683	(8,683)	—	29,334	(29,334)
Selling, general and administrative expenses	—	1,980	(1,980)	—	3,864	(3,864)

Total costs and expenses	—	10,663	(10,663)	—	33,198	(33,198)

Interest and other income	—	23	(23)	—	52	(52)

Loss before income taxes	—	(1,792)	1,792	—	(2,641)	2,641
Benefit for income taxes	—	596	(596)	—	924	(924)

Net loss	$—	(1,196)	1,196	—	(1,717)	1,717

Homes delivered (units)	—	44	(44)	—	91	(91)
Construction starts (units)	—	60	(60)	—	112	(112)
Average selling price of homes delivered	$—	201	(201)	—	214	(214)
Margin percentage	—	1.9%	(1.9)%	—	6.0%	(6.0)%
Gross orders (units)	—	79	(79)	—	169	(169)
Gross orders (value)	$—	16,291	(16,291)	—	36,634	(36,634)
Cancellations (units)	—	31	(31)	—	63	(63)
Net orders (units)	—	48	(48)	—	106	(106)
Backlog of homes (units)	—	137	(137)	—	137	(137)
Backlog of homes (value)	$—	26,925	(26,925)	—	26,925	(26,925)
     There are no results of operations or financial metrics included in the preceding table for the three and six months ended June 30, 2008 due to the deconsolidation of Levitt and Sons from our financial statements at November 9, 2007. Therefore, a comparative analysis is not included in this section. For further information regarding Levitt and Sons’ results of operations, see Note 19 to our unaudited consolidated financial statements included under Item 1 of this report.

FINANCIAL CONDITION
June 30, 2008 compared to December 31, 2007
     Our total assets at June 30, 2008 and December 31, 2007 were $673.7 million and $712.9 million, respectively. The change in total assets primarily resulted from:
•	a net decrease in cash and cash equivalents of $69.9 million, which resulted from cash used in operations of $39.8 million, cash used in investing activities of $14.6 million and cash used in financing activities of $15.5 million;

•	a net increase of the investment in other equity securities of $15.7 million as a result of the acquisition (net of shares sold) of shares of equity securities; and

•	a net increase in inventory of real estate of $14.9 million mainly due to the land development activities of the Land Division.
     Total liabilities at June 30, 2008 and December 31, 2007 were $432.9 million and $451.7 million, respectively. The change in total liabilities primarily resulted from:
•	a net decrease in notes and mortgage notes payable of $16.9 million, primarily due to curtailment payments made in connection with a development loan collateralized by land in Tradition Hilton Head; and

•	a net decrease in accounts payable and other accrued liabilities of approximately $4.2 million mainly attributable to decreased severance and construction related accruals.
LIQUIDITY AND CAPITAL RESOURCES
     Management assesses the Company’s liquidity in terms of the Company’s cash and cash equivalent balances and its ability to generate cash to fund its operating and investment activities. We intend to use available cash and our borrowing capacity to implement our business strategy of pursuing investment opportunities and continuing the development of our master-planned communities. We are also exploring possible ways to monetize a portion of our investment in certain Core assets through joint ventures or other strategic relationships. We will also seek to utilize community development districts to fund development costs when possible. We also will use available cash to repay borrowings and to pay operating expenses. We believe that our current financial condition and credit relationships, together with anticipated cash flows from operations and other sources of funds, which may include proceeds from the disposition of certain properties or investments, will provide for our anticipated liquidity needs.
     The Company separately manages its liquidity at the Parent Company level and at the operating subsidiary level, consisting primarily of Core Communities. Subsidiary operations are generally financed using proceeds from sales of real estate inventory and debt financing using operating assets as loan collateral. Many of Core’s financing agreements contain covenants at the subsidiary level. Parent Company guarantees are generally avoided and, when provided, are provided on a limited basis.
     The Company expects to meet its long-term liquidity requirements through the foregoing, as well as long-term secured and unsecured indebtedness, and future issuances of equity and/or debt securities.

Woodbridge (Parent Company level)
     As of June 30, 2008 and December 31, 2007, Woodbridge had cash of $81.9 million and $162.0 million, respectively. Our cash decreased by $80.1 million during the six months ended June 30, 2008 primarily due to the repayment of a $40.0 million intercompany loan to Core and the acquisition of 1,435,000 shares of Office Depot common stock for an aggregate cost of $16.3 million. The remaining balance was used in operations and to pay accrued expenses, including severance related expenses.
     On October 25, 2007, Woodbridge acquired from Levitt and Sons all of the membership interests in Carolina Oak, which owns a 150 acre parcel in Tradition Hilton Head. In connection with this acquisition, the credit facility collateralized by the 150 acre parcel (the “Carolina Oak Loan”) was modified, and Woodbridge became the obligor under the Carolina Oak Loan. Woodbridge was previously a guarantor of this loan and as partial consideration for Woodbridge becoming an obligor of the Carolina Oak Loan, its membership interests in Levitt and Sons, previously pledged by Woodbridge to the lender, was released. At June 30, 2008, the outstanding balance on the Carolina Oak Loan was $39.1 million and is collateralized by a first mortgage on the 150 acre parcel in Tradition Hilton Head and guaranteed by Carolina Oak. The Carolina Oak Loan is due and payable on March 21, 2011 but may be extended for one additional year at the discretion of the lender. Interest accrues under the facility at the Prime Rate (5.00% at June 30, 2008) and is payable monthly. The Carolina Oak Loan is subject to customary terms, conditions and covenants, including periodic appraisal and re-margining and the lender’s right to accelerate the debt upon a material adverse change with respect to Woodbridge. At June 30, 2008, there was no immediate availability to draw on this facility based on available collateral and the Company was in compliance with the loan covenants.
     At November 9, 2007, the date of the deconsolidation of Levitt and Sons, Woodbridge had a negative investment in Levitt and Sons of $123.0 million and there were outstanding advances due to Woodbridge from Levitt and Sons of $67.8 million, resulting in a net negative investment of $55.2 million. Since the Chapter 11 Cases were filed, Woodbridge has incurred certain administrative costs relating to services performed for Levitt and Sons and its employees (the “Post Petition Services”) in the amounts of $591,000 and $1.6 million in the three and six months ended June 30, 2008, respectively. The payment by Levitt and Sons of its outstanding advances and the Post Petition Services expenses are subject to the risks inherent to the recovery by creditors in the Chapter 11 Cases. Levitt and Sons may not have sufficient assets to repay Woodbridge for advances made to Levitt and Sons or the Post Petition Services and it is likely that these amounts will not be recovered. In addition, Woodbridge files a consolidated federal income tax return. At June 30, 2008, Woodbridge had a federal income tax receivable of $27.4 million as a result of losses incurred which is anticipated to be collected upon filing the 2007 consolidated U.S. federal income tax return. Woodbridge has been advised that the creditors believe they are entitled to share in an unstated amount of the refund.
     On June 27, 2008, Woodbridge entered into the Settlement Agreement with the Debtors and the Joint Committee of Unsecured Creditors appointed in the Chapter 11 Cases. Pursuant to the Settlement Agreement, among other things, (i) Woodbridge has agreed to pay to the Debtors’ bankruptcy estates the sum of $12.5 million plus accrued interest from May 22, 2008 through the date of payment, (ii) Woodbridge has agreed to waive and release substantially all of the claims it has against the Debtors, including its administrative expense claims through July 2008, and (iii) the Debtors (joined by the Joint Committee of Unsecured Creditors) have agreed to waive and release any claims they may have against Woodbridge and its affiliates. The Settlement Agreement is subject to a number of conditions, including the approval of the Bankruptcy Court, and there is no assurance that the Settlement Agreement will be approved or the transactions contemplated by it completed. Certain of Levitt and Sons’ creditors have indicated that they intend to object to the Settlement Agreement and may pursue claims against Woodbridge. At this time, it is not possible to predict the impact that the Chapter 11 Cases will have on Woodbridge and its results of operations, cash flows or financial condition in the event the Settlement Agreement is not approved by the Bankruptcy Court.
     The Company intends to seek to effect a reverse stock split during the third or fourth quarter of 2008 which, if consummated, would combine a predetermined number of shares of the Company’s Class A Common Stock into one share of Class A Common Stock and the same predetermined number of shares of the Company’s Class B Common Stock into one share of Class B Common Stock. The reverse stock split would proportionately reduce the number of authorized shares and the number of outstanding shares of the Company’s Class A Common Stock and Class B Common Stock, but would not have any impact on a shareholder’s proportionate equity interest or voting rights in the Company. The Company is pursuing the reverse stock split based on the continued listing requirements of the New York Stock Exchange. While the reverse stock split would potentially address issues with respect to the trading price of the Company’s Class A Common Stock, the exchange also requires a minimum market value of publicly held shares and excludes the value of shares held by large shareholders from that calculation. Given the current composition of the Company’s shareholders, it may be difficult for the Company to meet this requirement for continued listing. There is no assurance that the reverse stock split will be effected in the timeframe anticipated, or at all.

Core Communities
     At June 30, 2008 and December 31, 2007, Core had cash and cash equivalents of $43.4 million and $33.1 million, respectively. Cash increased $10.3 million during the six months ended June 30, 2008 primarily as a result of the repayment of a $40.0 million intercompany loan from the Parent Company, offset by $19.9 million of curtailment payments mentioned below and cash used to fund the continued development at Core’s projects as well as selling, general and administrative expenses. At June 30, 2008, Core had immediate availability under its various lines of credit of $19.0 million. Core has incurred and expects to continue to incur significant land development expenditures in both Tradition, Florida and in Tradition Hilton Head. Tradition Hilton Head is in the early stage of the master-planned community’s development cycle and significant investments have been made and will be required in the future to develop the community infrastructure.
     In March 2008, Core agreed to the termination of a $20 million line of credit. No amounts were outstanding under this line of credit at the date of termination. The lender agreed to continue to honor two construction loans to a subsidiary of Core totaling $9.0 million as of June 30, 2008. In July 2008, Core refinanced these construction loans for $9.1 million. The terms of the new loan agreement call for a maturity date of July 2010 with a one year extension.
     Core’s loan agreements generally require repayment of specified amounts upon a sale of a portion of the property collateralizing the debt. Core is subject to provisions in one of its loan agreements collateralized by land in Tradition Hilton Head that require additional principal payments, known as curtailment payments, in the event that actual sales are below the contractual requirements. A curtailment payment of $14.9 million relating to Tradition Hilton Head was paid in January 2008. On June 27, 2008, Core modified this loan agreement. The loan modification agreement terminated the revolving feature of the loan and reduced a $19.3 million curtailment payment due in June 2008 to $17.0 million, $5.0 million of which was paid in June 2008, with the remaining $12.0 million due in November 2008. Additionally, the loan modification agreement reduced the extension term from an extension period of one year to an extension period of up to two 3-month periods upon compliance with the conditions set forth in the loan modification agreement, including a minimum $5 million principal reduction with each extension. The February 28, 2009 maturity date of the loan was not modified in the loan modification agreement.
     The loans which provide the primary financing for Tradition, Florida and Tradition Hilton Head have annual appraisal and re-margining requirements. These provisions may require Core, in circumstances where the value of its real estate collateralizing these loans declines, to pay down a portion of the principal amount of the loan to bring the loan within specified minimum loan-to-value ratios. Accordingly, should land prices decline, reappraisals could result in significant future re-margining payments.
     All of Core’s debt facilities contain financial covenants generally covering net worth, liquidity and loan to value ratios. Further, Core’s debt facilities contain cross-default provisions under which a default on one loan with a lender could cause a default on other debt instruments with the same lender. If Core fails to comply with any of these restrictions or covenants, the lenders under the applicable debt facilities could cause Core’s debt to become due and payable prior to maturity. These accelerations or significant re-margining payments could require Core to dedicate a substantial portion of cash to payment of its debt and reduce its ability to use its cash to fund operations or investments. If Core does not have sufficient cash to satisfy these required payments, then Core would need to seek to refinance the debt or seek other funds, which may not be available on attractive terms, if at all. Possible liquidity sources available to Core include the sale of real estate inventory, including commercial properties, debt or outside equity financing, including secured borrowings using unencumbered land, and funding from Woodbridge.

Off Balance Sheet Arrangements and Contractual Obligations
     In connection with the development of certain projects, community development, special assessment or improvement districts have been established and may utilize tax-exempt bond financing to fund construction or acquisition of certain on-site and off-site infrastructure improvements near or at these communities. If these improvement districts were not established, Core would need to fund community infrastructure development out of operating cash flow or through sources of financing or capital, or be forced to delay its development activity. The obligation to pay principal and interest on the bonds issued by the districts is assigned to each parcel within the district, and a priority assessment lien may be placed on benefited parcels to provide security for the debt service. The bonds, including interest and redemption premiums, if any, and the associated priority lien on the property are typically payable, secured and satisfied by revenues, fees, or assessments levied on the property benefited. Core pays a portion of the revenues, fees, and assessments levied by the districts on the properties it still owns that are benefited by the improvements. Core may also be required to pay down a specified portion of the bonds at the time each unit or parcel is sold. The costs of these obligations are capitalized to inventory during the development period and recognized as cost of sales when the properties are sold.
     Core’s bond financing at June 30, 2008 consisted of district bonds totaling $218.7 million with outstanding amounts of approximately $102.4 million. Further, at June 30, 2008, there was approximately $110.4 million available under these bonds to fund future development expenditures. Bond obligations at June 30, 2008 mature in 2035 and 2040. As of June 30, 2008, Core Communities owned approximately 16% of the property subject to assessments within the community development district and approximately 91% of the property subject to assessments within the special assessment district. During the three and six months months ended June 30, 2008, Core recorded approximately $163,000 and $268,000, respectively, in assessments on property owned by it in the districts. Core is responsible for any assessed amounts until the underlying property is sold and will continue to be responsible for the annual assessments if the property is never sold. Accordingly, if the current adverse conditions in the homebuilding industry do not improve and Core is forced to hold its land inventory longer than originally projected, Core would be forced to pay a higher portion of annual assessments on property which is subject to assessments. In addition, Core has guaranteed payments for assessments under the district bonds in Tradition, Florida which would require funding if future assessments to be allocated to property owners are insufficient to repay the bonds. Management has evaluated this exposure based upon the criteria in Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”, and has determined that there have been no substantive changes to the projected density or land use in the development subject to the bond which would make it probable that Core would have to fund future shortfalls in assessments.
     In accordance with Emerging Issues Task Force Issue No. 91-10, “Accounting for Special Assessments and Tax Increment Financing”, the Company records a liability for the estimated developer obligations that are fixed and determinable and user fees that are required to be paid or transferred at the time the parcel or unit is sold to an end user. At June 30, 2008, the liability related to developer obligations was $3.5 million. This liability is included in the liabilities related to assets held for sale in the accompanying consolidated statements of financial condition as of June 30, 2008, and includes amounts associated with Core’s ownership of the property.

     The following table summarizes our contractual obligations as of June 30, 2008 (in thousands):

		Payments due by period
		Less than	2 - 3	4 - 5	More than
Category	Total	1 year	Years	Years	5 years

Long-term debt obligations (1) (2)	$257,872	26,806	117,967	3,848	109,251
Long-term debt obligations associated with assets held for sale	80,693	8,886	68,645	112	3,050
Operating lease obligations	4,094	1,245	1,257	424	1,168

Total obligations	$342,659	36,937	187,869	4,384	113,469

(1)	Amounts exclude interest because terms of repayment are based on construction activity and sales volume. In addition, a large portion of our debt is based on variable rates.

(2)	These amounts represent scheduled principal payments and some of those borrowings require the repayment of specified amounts upon a sale of portions of the property collateralizing those obligations, as well as curtailment repayments prior to scheduled maturity pursuant to re-margining requirements.
     Long-term debt obligations consist of notes, mortgage notes and bonds payable. Operating lease obligations consist of lease commitments. In addition to the above contractual obligations, we have $2.4 million in unrecognized tax benefits related to FASB Interpretation No. 48 — “Accounting for Uncertainty in Income Taxes — an interpretation of FASB No. 109” (“FIN No. 48”). FIN No. 48 provides guidance for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return.
     At June 30, 2008, we had outstanding surety bonds and letters of credit of approximately $7.7 million related primarily to obligations to various governmental entities to construct improvements in our various communities. We estimate that approximately $4.8 million of work remains to complete these improvements. We do not believe that any outstanding bonds or letters of credit will likely be drawn upon.
     Levitt and Sons had $33.3 million in surety bonds related to its ongoing projects at the time of the filing of the Chapter 11 Cases. In the event that these obligations are drawn and paid by the surety, Woodbridge could be responsible for up to $12.0 million plus costs and expenses in accordance with the surety indemnity agreements executed by Woodbridge. As of June 30, 2008, the $1.1 million surety bonds accrual at Woodbridge related to certain bonds which management considers to be probable that Woodbridge will be required to reimburse the surety under applicable indemnity agreements. During the three and six months ended June 30, 2008, Woodbridge performed under its indemnity agreements and reimbursed the surety $367,000 and $532,000, respectively. It is unclear given the uncertainty involved in the Chapter 11 Cases whether and to what extent the remaining outstanding surety bonds of Levitt and Sons will be drawn and the extent to which Woodbridge may be responsible for additional amounts beyond this accrual. There is no assurance that Woodbridge will not be responsible for amounts well in excess of the $1.1 million accrual. It is considered unlikely that Woodbridge will receive any repayment, assets or other consideration as recovery of any amounts it may be required to pay.

     On November 9, 2007, Woodbridge put in place an employee fund and offered up to $5 million of severance benefits to terminated Levitt and Sons employees to supplement the limited termination benefits paid by Levitt and Sons to those employees. Levitt and Sons was restricted in the payment of termination benefits to its former employees by virtue of the Chapter 11 Cases. Woodbridge incurred severance and benefits related restructuring charges of $816,000 and $2.0 million during the three and six months ended June 30, 2008, respectively. For the three and six months ended June 30, 2008, the Company paid approximately $1.2 million and $2.7 million, respectively, in severance and termination charges related to the above described fund as well as severance for employees other than Levitt and Sons employees. Employees entitled to participate in the fund either received a payment stream, which in certain cases extends over two years, or a lump sum payment, dependent on a variety of factors. Former Levitt and Sons’ employees who received these payments were required to assign to Woodbridge their unsecured claims against Levitt and Sons. At June 30, 2008, $1.3 million was accrued to be paid from this fund and the severance accrual for other employees of the Company. In addition to these amounts, Woodbridge expects additional severance related obligations of approximately $202,000 to be incurred during the remainder of 2008.
NEW ACCOUNTING PRONOUNCEMENTS.
     See Note 17 to our unaudited consolidated financial statements included under Part 1. Item 1 of this report for a discussion of new accounting pronouncements applicable to us.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
     Market risk is defined as the risk of loss arising from adverse changes in market valuations that arise from interest rate risk, foreign currency exchange rate risk, commodity price risk and equity price risk. We have a risk of loss associated with our borrowings as we are subject to interest rate risk on our long-term debt. At June 30, 2008, including borrowings related to assets held for sale, we had $232.7 million in borrowings with adjustable rates tied to the Prime Rate and/or LIBOR rate and $105.9 million in borrowings with fixed or initially-fixed rates. Consequently, the impact on our variable rate debt from changes in interest rates may affect our earnings and cash flows but would generally not impact the fair value of such debt. With respect to fixed rate debt, changes in interest rates generally affect the fair market value of the debt but not our earnings or cash flow.
     Assuming the variable rate debt balance of $232.7 million outstanding at June 30, 2008 (which does not include initially fixed-rate obligations which will not become floating rate during 2008) were to remain constant, each one percentage point increase in interest rates would increase the interest incurred by us by approximately $2.3 million per year.
     Included in the Company’s consolidated statements of financial condition at June 30, 2008 were $15.7 million of publicly traded equity securities (comprised of 1,435,000 shares of Office Depot common stock) which are carried at fair value with net unrealized gains or losses reported as a component of accumulated other comprehensive income in the consolidated statement of shareholders’ equity. These equity securities are subject to equity pricing risks arising in connection with changes in their relative value due to changing market and economic conditions and the results of operation and financial condition of Office Depot. A decline in the trading price of these securities will negatively impact the Company’s shareholders equity.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, our management carried out an evaluation, with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2008, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
     Other than as described herein with respect to the Chapter 11 Cases, there have been no material changes in our legal proceedings from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007. See Note 19 to our unaudited consolidated financial statements included under Part 1. Item 1 of this report for a detailed description of the current status of the Chapter 11 Cases.

Item 1A.	Risk Factors
     There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 4.	Submission of Matters to a Vote of Security Holders
Election of Directors
     The Company held its Annual Meeting of Shareholders on May 20, 2008. At the meeting, the holders of the Company’s Class A and Class B common stock voting together as a single class elected the following three directors to serve on the Company’s Board of Directors by the following votes:

Nominee	For	Withheld
John E. Abdo	117,409,509	6,485,516
William Nicholson	117,664,868	6,230,157
Alan J. Levy	117,657,857	6,237,163
     The other directors continuing in office are Alan B. Levan, James Blosser, Darwin C. Dornbush, Lawrence Kahn, Joel Levy, and William Scherer.
Approval of the Amendment to the Company’s Amended and Restated Articles of Incorporation
     The holders of the Company’s Class A and Class B common stock voting together as a single class approved an amendment to the Company’s Amended and Restated Articles of Incorporation changing the name of the Company from Levitt Corporation to Woodbridge Holdings Corporation by the votes set forth below. The proposal relating to the amendment was presented by the Company’s Board of Directors from the floor of the meeting and, accordingly, the following votes represent only those votes cast in person at the meeting.

For	Against	Abstain
96,812,611	0	0

Item 5.	Other Information.
     On August 11, 2008, the Company was notified by the New York Stock Exchange that the Company did not have an average closing price per share of its Class A Common Stock in excess of $1.00 for a consecutive 30 trading-day period, as required for continued listing. The Company intends to provide notification to the New York Stock Exchange of its intent to seek to cure the deficiency and the steps it will take to attempt to do so, which may include, among other actions, the contemplated reverse stock split described elsewhere in this report. If the Company is unable to satisfy the requirement within time frame specified by the rules and regulations of the New York Stock Exchange, the Company’s Class A Common Stock will be delisted from the exchange.

Item 6.	Exhibits
Index to Exhibits

Exhibit 31.1*	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2*	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1**	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2**	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Exhibits filed with this Form 10-Q

**	Exhibits furnished with this Form 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WOODBRIDGE HOLDINGS CORPORATION
Date: August 11, 2008	By:	/s/ Alan B. Levan
Alan B. Levan, Chief Executive Officer

Date: August 11, 2008	By:	/s/ John K. Grelle
John K. Grelle, Chief Financial Officer