Form 10-Q
period 2008-09-30
Woodbridge Holdings Corp (Formerly Levitt Corp)
filed 2008-11-10
CIK 1218320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number: 001-31931
WOODBRIDGE HOLDINGS CORPORATION
(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	11-3675068 (I.R.S. Employer Identification No.)

2100 W. Cypress Creek Road, Fort Lauderdale, FL (Address of principal executive offices)	33309 (Zip Code)
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐          No ☒
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 6, 2008
Class A common stock, $0.01 par value	19,042,149
Class B common stock, $0.01 par value	243,807

Woodbridge Holdings Corporation
Quarterly Report on Form 10-Q for the quarterly period ended
September 30, 2008

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Woodbridge Holdings Corporation
Consolidated Statements of Financial Condition — Unaudited
(In thousands, except share data)

	September 30,	December 31,
	2008	2007

Assets

Cash and cash equivalents	$143,889	195,181
Restricted cash	814	2,207
Current income tax receivable	—	27,407
Inventory of real estate	240,701	227,290
Assets held for sale	92,674	96,214
Investments:
Bluegreen Corporation	65,765	116,014
Other equity securities	11,352	—
Other	2,564	2,565
Property and equipment, net	32,589	33,566
Other assets	13,102	12,407

Total assets	$603,450	712,851

Liabilities and Shareholders’ Equity

Accounts payable, accrued liabilities and other	$34,796	41,618
Current income tax payable	2,380	—
Liabilities related to assets held for sale	76,957	80,093
Notes and mortgage notes payable	171,365	189,768
Junior subordinated debentures	85,052	85,052
Loss in excess of investment in subsidiary	55,214	55,214

Total liabilities	425,764	451,745

Shareholders’ equity:
Preferred stock, $0.01 par value
Authorized: 5,000,000 shares
Issued and outstanding: no shares	—	—

Class A Common Stock, $0.01 par value
Authorized: 30,000,000 shares
Issued and outstanding: 19,042,149 and 19,010,804 shares, respectively	190	190

Class B Common Stock, $0.01 par value
Authorized: 2,000,000 shares
Issued and outstanding: 243,807 shares	2	2

Additional paid-in capital	338,922	337,565
Accumulated deficit	(153,913)	(78,537)
Accumulated other comprehensive (loss) income	(7,515)	1,886

Total shareholders’ equity	177,686	261,106

Total liabilities and shareholders’ equity	$603,450	712,851

See accompanying notes to unaudited consolidated financial statements.

Woodbridge Holdings Corporation
Consolidated Statements of Operations — Unaudited
(In thousands, except per share data)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007

Revenues:
Sales of real estate	$10,522	122,824	13,071	389,486
Other revenues	762	1,449	2,318	5,063

Total revenues	11,284	124,273	15,389	394,549

Costs and expenses:
Cost of sales of real estate	7,015	275,340	8,801	559,842
Selling, general and administrative expenses	11,423	31,556	35,937	96,887
Interest expense	1,785	—	6,650	—
Other expenses	—	1,112	—	2,007

Total costs and expenses	20,223	308,008	51,388	658,736

Earnings from Bluegreen Corporation	2,241	4,418	3,978	7,519
Interest and other income	1,247	3,109	4,792	8,743
Impairment of investment in Bluegreen	(53,576)	—	(53,576)	—

Loss from continuing operations before income taxes	(59,027)	(176,208)	(80,805)	(247,925)
Benefit for income taxes	—	6,228	—	20,729

Loss from continuing operations	(59,027)	(169,980)	(80,805)	(227,196)
Discontinued operations:
Income from discontinued operations, net of tax	3,024	812	5,429	917

Net loss	$(56,003)	(169,168)	(75,376)	(226,279)

Basic loss per common share:
Continuing operations	$(3.06)	(42.03)	(4.19)	(56.18)
Discontinued operations	0.15	0.20	0.28	0.22

Total basic loss per common share	$(2.91)	(41.83)	(3.91)	(55.96)

Diluted loss per common share:
Continuing operations	$(3.06)	(42.03)	(4.19)	(56.18)
Discontinued operations	0.15	0.20	0.28	0.22

Total diluted loss per common share	$(2.91)	(41.83)	(3.91)	(55.96)

Weighted average common shares outstanding:
Basic	19,263	4,044	19,258	4,044
Diluted	19,263	4,044	19,258	4,044

Dividends declared per common share:
Class A common stock	$—	—	—	0.02
Class B common stock	$—	—	—	0.02
See accompanying notes to unaudited consolidated financial statements.

Woodbridge Holdings Corporation
Consolidated Statements of Comprehensive Loss — Unaudited
(In thousands)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007

Net loss	$(56,003)	(169,168)	(75,376)	(226,279)

Other comprehensive loss:
Pro-rata share of unrealized loss recognized by Bluegreen Corporation on retained interests in notes receivable sold	(616)	(499)	(1,501)	(1,038)
Unrealized loss on other equity securities, net of reclassification adjustment (See Note 6)	(7,347)	—	(7,900)	—

Benefit for income taxes	—	192	—	400

Total unrealized loss, net of taxes	(7,963)	(307)	(9,401)	(638)

Total comprehensive loss	$(63,966)	(169,475)	(84,777)	(226,917)

See accompanying notes to unaudited consolidated financial statements.

Woodbridge Holdings Corporation
Consolidated Statement of Shareholders’ Equity — Unaudited
Nine Months Ended September 30, 2008
(In thousands)

							Accumulated
			Class A	Class B	Additional		Compre-
	Class A	Class B	Common	Common	Paid-In	Accumulated	hensive
	Shares	Shares	Stock	Stock	Capital	Deficit	Income (Loss)	Total

Balance at December 31, 2007	19,011	244	$190	2	337,565	(78,537)	1,886	261,106

Issuance of restricted common stock	31	—	—	—	—	—	—	—

Net loss	—	—	—	—	—	(75,376)	—	(75,376)

Pro-rata share of unrealized loss recognized by Bluegreen on sale of retained interests	—	—	—	—	—	—	(1,501)	(1,501)

Issuance of Bluegreen common stock	—	—	—	—	850	—	—	850

Unrealized loss on other equity securities, net of reclassification adjustment (See Note 6)	—	—	—	—	—	—	(7,900)	(7,900)

Share based compensation related to stock options and restricted stock	—	—	—	—	507	—	—	507

Balance at September 30, 2008	19,042	244	$190	2	338,922	(153,913)	(7,515)	177,686

See accompanying notes to unaudited consolidated financial statements.

Woodbridge Holdings Corporation
Consolidated Statements of Cash Flows — Unaudited
(In thousands)

	Nine Months Ended
	September 30,
	2008	2007

Net cash used in operating activities	$(16,327)	(35,679)

Investing activities:
Investment in and advances to real estate joint ventures	—	(229)
Purchases of other equity securities	(36,978)	—
Proceeds from sale of other equity securities	18,904	—
Decrease in restricted cash	1,393	1,231
Distributions of capital from real estate joint ventures	—	47
Distributions from unconsolidated trusts	166	128
Proceeds from sales of property and equipment	5,588	12
Capital expenditures	(1,165)	(34,142)

Net cash used in investing activities	(12,092)	(32,953)

Financing activities:
Proceeds from notes and mortgage notes payable	8,382	214,057
Repayment of notes and mortgage notes payable	(30,678)	(156,031)
Payments for debt issuance costs	(577)	(1,656)
Cash dividends paid	—	(396)

Net cash (used in) provided by financing activities	(22,873)	55,974

Decrease in cash and cash equivalents	(51,292)	(12,658)
Cash and cash equivalents at the beginning of period	195,181	48,391

Cash and cash equivalents at the end of period	$143,889	35,733

Supplemental cash flow information:
Interest paid on borrowings, net of amounts capitalized	$8,347	(1,900)
Income taxes (refunded) paid	$(29,711)	4,556

Supplemental disclosure of non-cash operating,
investing and financing activities:
Change in shareholders’ equity resulting from unrealized loss recognized from equity securities, net of tax	$(9,401)	(638)

Change in shareholders’ equity resulting from the issuance of Bluegreen common stock, net of tax	$850	1,145

Decrease in inventory from reclassification to property and equipment	$—	1,148

Increase in deferred tax liability due to cumulative impact of change in accounting for uncertainties in income taxes	$—	260
See accompanying notes to unaudited consolidated financial statements.

Woodbridge Holdings Corporation
Notes to Unaudited Consolidated Financial Statements
1.     Presentation of Interim Financial Statements
     Woodbridge Holdings Corporation (“Woodbridge” or the “Company”) (formerly Levitt Corporation) and its wholly-owned subsidiaries engage in business activities through its Land Division and Other Operations segment. Historically, the Company’s operations were primarily within the real estate industry, however, the Company’s current business strategy includes the pursuit of opportunistic investments and acquisitions within or outside of the real estate industry, as well as the continued development of master-planned communities. Under this business strategy, the Company may not generate a consistent earnings stream and the composition of the Company’s revenues may vary widely due to factors inherent in a particular investment, including the maturity and cyclical nature of, and market conditions relating to, the business invested in. Net investment gains and other income will be based primarily on the Company’s strategic initiatives, the success of its investments and overall market conditions.
     The Land Division consists of the operations of Core Communities, LLC (“Core Communities” or “Core”), which develops master-planned communities. The Other Operations segment includes the parent company operations of Woodbridge (the “Parent Company”), an equity investment in Bluegreen Corporation (“Bluegreen”), investments in Pizza Fusion Holdings, Inc. (“Pizza Fusion”) and Office Depot, Inc. (“Office Depot”), the operations of Carolina Oak Homes, LLC (“Carolina Oak”), which engages in homebuilding activities and is developing a community in South Carolina, and other investments through Cypress Creek Capital Holdings, Inc. and other subsidiaries and joint ventures.
     Prior to November 9, 2007, the Company also conducted homebuilding operations through Levitt and Sons, LLC (“Levitt and Sons”), which comprised the Company’s Homebuilding Division. The Homebuilding Division consisted of two reportable operating segments, the Primary Homebuilding segment and the Tennessee Homebuilding segment. As previously reported, on November 9, 2007, Levitt and Sons and substantially all of its subsidiaries (the “Debtors”) filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the “Chapter 11 Cases”) in the United States Bankruptcy Court for the Southern District of Florida (the “Bankruptcy Court”). In connection with the filing of the Chapter 11 Cases, Woodbridge deconsolidated Levitt and Sons as of November 9, 2007, eliminating all future operations of Levitt and Sons from Woodbridge’s financial results of operations. Since Levitt and Sons’ results are no longer consolidated and Woodbridge believes that it is not probable that it will be obligated to fund future operating losses at Levitt and Sons, any adjustments reflected in Levitt and Sons’ financial statements subsequent to November 9, 2007 are not expected to affect the results of operations of Woodbridge. As a result of the deconsolidation of Levitt and Sons, in accordance with Accounting Research Bulletin (“ARB”) No. 51, the Company follows the cost method of accounting to record its interest in Levitt and Sons. Under cost method accounting, income will only be recognized to the extent of cash received in the future or when Levitt and Sons is legally released from its bankruptcy obligations through the approval of the Bankruptcy Court, at which time any recorded loss in excess of the investment in Levitt and Sons can be recognized into income. The Company will continue to evaluate the cost method investment in Levitt and Sons on a quarterly basis to review the reasonableness of the liability balance. (See Note 17 for further information regarding Levitt and Sons and the Chapter 11 Cases, including the proposed settlement with the Debtors’ estates).
     The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-segment transactions have been eliminated in consolidation. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. The year end balance sheet data for 2007 was derived from the December 31, 2007 audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The accompanying financial statements should be read in conjunction with the Company’s consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Certain reclassifications have been made to prior periods’ consolidated financial statements to be consistent with the current periods’ presentation.
     On September 26, 2008, the Company effected a one-for-five reverse stock split. As a result of the reverse stock split, each five shares of the Company’s Class A Common Stock outstanding at the time of the reverse stock split automatically converted into one share of Class A Common Stock and each five shares of the Company’s Class B Common Stock outstanding at the time of the reverse stock split automatically converted into one share of Class B Common Stock. As a result, the number of outstanding shares of Class A Common Stock decreased from 95,197,445 to 19,042,149, and the number of outstanding shares of Class B Common Stock decreased from 1,219,031 to 243,807. The number of authorized shares of the Company’s Class A and Class B Common Stock as well as the number of shares of Class A Common Stock available for issuance under the Company’s equity compensation plans and the number of shares of Class A Common Stock underlying stock options and other exercisable or convertible instruments were also ratably decreased in connection with the reverse split. All share and per share data presented in this report for prior periods have been retroactively adjusted to reflect the reverse stock split.
Investments
     Held-to-maturity investments are carried at amortized cost, reflecting the ability and intent to hold the securities to maturity. Trading investments are carried at fair value and include securities acquired with the intent to sell in the near term. All other securities are classified as available-for-sale and are carried at fair value with net unrealized gains or losses recorded as a component of accumulated other comprehensive income (loss), but do not impact the Company’s results of operations. Woodbridge’s investments in equity securities were classified as available-for-sale as of September 30, 2008.
     Investment gains and losses in earnings associated with investments classified as available-for- sale arise when investments are sold (as determined on a specific identification basis) or are other-than-temporarily impaired. If, in management’s judgment, a decline in the value of an investment below cost is other than temporary, the cost of the investment is written down to fair value with a corresponding charge to earnings. Factors considered in judging whether an impairment is other-than-temporary include: the financial condition and business prospects of the issuer, the length of time that fair value has been less than cost, the relative amount of the decline in the value of the investment and the Company’s ability and intent to hold the investment until the fair value recovers.

2.	Sale of Two Core Communities’ Commercial Leasing Projects — Discontinued Operations
     In June 2007, Core Communities began soliciting bids from several potential buyers to purchase assets associated with two of Core’s commercial leasing projects. Management has determined that it is probable that Core will sell these projects and, while Core may retain an equity interest in the properties and provide ongoing management services, the anticipated level of Core’s continuing involvement is not expected to be significant. Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), provides that assets recorded as available for sale should be sold within a one year period. However, as a result of, among other things, adverse market conditions, the assets were not sold by the end of June 2008 and have not been sold to date. Core continues to actively market the assets, and the assets are available for immediate sale in their present condition. While management believes the assets will be sold by June 2009, there is no assurance that these sales will be completed in the timeframe expected by management or at all. In accordance with SFAS No. 144, the results of operations for the projects and assets that are for sale have been accounted for as discontinued operations for all periods presented.
     The assets were previously reclassified to assets held for sale and the liabilities related to these assets were reclassified to liabilities related to assets held for sale in the unaudited consolidated statements of financial condition. Additionally, the results of operations for the projects were reclassified to income from discontinued operations. Depreciation related to these assets held for sale ceased in June 2007. The Company has elected not to separate these assets in the unaudited consolidated statements of cash flows for the periods presented. Management has reviewed the net asset value and estimated the fair market value of the assets based on the bids received related to these assets and determined that these assets were appropriately recorded at the lower of cost or fair value less the costs to sell at September 30, 2008.
     The following table summarizes the assets held for sale and liabilities related to the assets held for sale for the two commercial leasing projects as of September 30, 2008 and December 31, 2007 (in thousands):

	September 30,	December 31,
	2008	2007

Property and equipment, net	$80,709	84,677
Other assets	11,965	11,537

Assets held for sale	$92,674	96,214

Accounts payable, accrued liabilities and other	$1,847	1,123
Notes and mortgage payable	75,110	78,970

Liabilities related to assets held for sale	$76,957	80,093

     The following table summarizes the results of operations for the two commercial leasing projects for the three and nine months ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenue	$2,393	1,551	6,545	2,910
Costs and expenses	1,893	307	3,649	1,491

	500	1,244	2,896	1,419
Other income (a)	2,524	7	2,533	14

Income before income taxes	3,024	1,251	5,429	1,433
Provision for income taxes	—	(439)	—	(516)

Net income	$3,024	812	5,429	917

(a)	Includes a gain on sale of real estate assets of $2.5 million for the three and nine month periods ended September 30, 2008, and other income of approximately $4,000 and $13,000 for the same periods, respectively.

3.	Stock Based Compensation
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
     The following table summarizes the stock options outstanding as of September 30, 2008 as well as activity during the nine months then ended:

	Number of	Weighted
	Stock	Average Exercise
	Options	Price

Options outstanding at December 31, 2007	372,532	$86.66

Granted	36,398	$6.70

Exercised	—	—

Forfeited	90,459	$81.85

Options outstanding at September 30, 2008	318,471	$78.89

Options exercisable at September 30, 2008	69,822	$40.20

     As of September 30, 2008, the weighted average remaining contractual lives of stock options outstanding and stock options exercisable were 7.4 years and 8.6 years, respectively.
     Non-cash stock compensation expense related to stock options for the quarters ended September 30, 2008 and 2007 amounted to $430,000 and $937,000, respectively. Non-cash stock compensation expense related to stock options for the nine months ended September 30, 2008 and 2007 amounted to $1.7 million and $2.6 million, respectively.
     The Company also grants shares of restricted Class A Common Stock, valued at the closing price of such stock on the New York Stock Exchange on the date of grant. Restricted stock is issued primarily to the Company’s directors and typically vests in equal monthly installments over a one-year period. Compensation expense arising from restricted stock grants is recognized using the straight-line method over the vesting period. Unearned compensation for restricted stock is a component of additional paid-in capital in shareholders’ equity in the unaudited consolidated statements of financial condition. Non-cash stock compensation expense related to restricted stock for the quarters ended September 30, 2008 and 2007 amounted to $53,000 and $17,000, respectively. Non-cash stock compensation expense related to restricted stock for the nine months ended September 30, 2008 and 2007 amounted to $99,000 and $63,000, respectively.

     Historically, forfeiture rates were estimated based on historical employee turnover rates. In accordance with SFAS No. 123R, companies are required to adjust forfeiture estimates for all awards with performance and service conditions through the vesting date so that compensation cost is recognized only for awards that vest. During the nine months ended September 30, 2008, there were substantial pre-vesting forfeitures as a result of the reductions in force related to the Company’s restructurings and the bankruptcy of Levitt and Sons. In accordance with SFAS No. 123R, pre-vesting forfeitures result in a reversal of compensation cost whereas a post-vesting cancellation would not. As a result, the Company recognized a reversal of compensation cost of approximately $1.3 million for the nine months ended September 30, 2008 to reflect pre-vesting option forfeitures.
     As disclosed in Note 1, the share and per share data have been adjusted to reflect the Company’s one-for-five reverse stock split. Additionally, in connection with the reverse stock split, the Company’s Amended and Restated 2003 Stock Incentive Plan was amended to ratably decrease the number of shares of Class A Common Stock available for issuance under the plan, and the terms of awards previously granted under the plan were amended to ratably decrease the number of shares of Class A Common Stock subject to the award and, with respect to stock options, ratably increase the exercise price. The Company’s Amended and Restated 2003 Stock Incentive Plan, as amended to reflect the reverse stock split, is filed with this Quarterly Report as Exhibit 10.1.
4. Inventory of Real Estate
     Inventory of real estate is summarized as follows (in thousands):

	September 30,	December 31,
	2008	2007

Land and land development costs	$200,698	196,577
Construction costs	1,502	1,062
Capitalized interest	37,866	29,012
Other costs	635	639

	$240,701	227,290

     As of September 30, 2008, inventory of real estate included inventory related to the operations of the Land Division and Carolina Oak.
     The Company reviews real estate inventory for impairment on a project-by-project basis in accordance with SFAS No. 144. In accordance with SFAS No. 144, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset, or by using appraisals of the related assets. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in an amount by which the carrying amount of the asset exceeds the fair value.

5. Interest
     Interest incurred relating to land under development and construction is capitalized to real estate inventory during the active development period. For inventory, interest is capitalized at the effective rates paid on borrowings during the pre-construction and planning stages and the periods that projects are under development. Capitalization of interest is discontinued if development ceases at a project. Capitalized interest is expensed as a component of cost of sales as related homes, land and units are sold. For property and equipment under construction, interest associated with these assets is capitalized as incurred while under construction and is expensed through depreciation once the asset is put into use. The following table is a summary of interest incurred, capitalized and expensed relating to inventory under development and construction exclusive of impairment adjustments (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Interest incurred	$4,445	12,968	14,090	38,187
Interest capitalized	(2,660)	(12,968)	(7,440)	(38,187)

Interest expense	$1,785	—	6,650	—

Interest expensed in cost of sales	$281	7,563	325	17,550

     As described in Note 2 above, certain amounts for the three and nine months ended September 30, 2008 associated with two of Core’s commercial leasing projects have been reclassified to income from discontinued operations. Interest expense related to discontinued operations for the three and nine month periods ended September 30, 2008 amounted to approximately $718,000 and $1.4 million, respectively.
6. Investments
Bluegreen Corporation
     At September 30, 2008, the Company owned approximately 9.5 million shares of common stock of Bluegreen, representing approximately 31% of Bluegreen’s outstanding common stock. The Company accounts for its investment in Bluegreen under the equity method of accounting. The cost of the Bluegreen investment is adjusted to recognize the Company’s interest in Bluegreen’s earnings or losses. The difference between a) the Company’s ownership percentage in Bluegreen multiplied by its earnings and b) the amount of the Company’s equity in earnings of Bluegreen as reflected in the Company’s financial statements relates to the amortization or accretion of purchase accounting adjustments made at the time of the acquisition of Bluegreen’s common stock.
     The Company performed an impairment review of its investment in Bluegreen as of September 30, 2008 in accordance with Emerging Issues Task Force (“EITF”) No. 03-1, Accounting Principles Board Opinion No. 18 and Securities and Exchange Commission Staff Accounting Bulletin No. 59 to analyze various quantitative and qualitative factors and determine if an impairment adjustment was needed. Among other factors considered was the $119.4 million value of the investment carried on the Company’s financial statements as of September 30, 2008 compared to the $65.8 million trading value of the shares of Bluegreen’s common stock owned by the Company as of that date (calculated based upon the $6.91 closing price of Bluegreen’s common stock on the New York Stock Exchange on September 30, 2008). The Company valued Bluegreen’s common stock using a market approach valuation technique and inputs categorized as Level 1 inputs under SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). The Company also considered that, as previously announced by Bluegreen, Bluegreen had entered into a non-binding letter of intent for the sale of 100% of its outstanding common stock for a price of $15 per share. The letter of intent provided for a due diligence and exclusivity period through September 15, 2008. This due diligence and exclusivity period was subsequently extended through November 15, 2008. There can be no assurance that the transaction will be consummated on the proposed terms, if at all, particularly given the recent deterioration in the credit and equity markets, which would negatively impact the ability of a purchaser to obtain financing necessary to complete the transaction. The Company also considered that the decline in Bluegreen’s stock price since September 15, 2008 indicates market uncertainty relating to the transaction. As a result of the foregoing and the Company’s analysis, on November 4, 2008, the Company determined that there had been an other-than-temporary impairment associated with its investment in Bluegreen at September 30, 2008 and, accordingly, has recorded an impairment charge of $53.6 million and adjusted the carrying value of its investment in Bluegreen by that amount as of September 30, 2008. On November 5, 2008, the closing price of Bluegreen’s common stock was $5.15 per share.
     Bluegreen’s unaudited condensed consolidated balance sheets and unaudited condensed consolidated statements of income are as follows (in thousands):
Unaudited Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2008	2007

Total assets	$1,198,680	1,039,578

Total liabilities	$775,854	632,047
Minority interest	27,703	22,423
Total shareholders’ equity	395,123	385,108

Total liabilities and shareholders’ equity	$1,198,680	1,039,578

Unaudited Condensed Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenues and other income	$179,786	206,313	470,268	523,943
Cost and other expenses	165,663	181,764	446,179	480,925

Income before minority interest and provision for income taxes	14,123	24,549	24,089	43,018
Minority interest	3,122	2,044	5,280	5,311

Income before provision for income taxes	11,001	22,505	18,809	37,707
Provision for income taxes	(4,180)	(8,552)	(7,147)	(14,329)

Net income	$6,821	13,953	11,662	23,378

Office Depot Investment
     During March 2008, the Company purchased 3,000,200 shares of Office Depot common stock, which represented approximately one percent of Office Depot’s outstanding common stock, at an average price of $11.33 per share for an aggregate purchase price of approximately $34.0 million.
     During June 2008, the Company sold 1,565,200 shares of Office Depot common stock at an average price of $12.08 per share for an aggregate sales price of approximately $18.9 million. The Company realized a gain of approximately $1.2 million as a result of the sale.

     Data with respect to this investment is shown in the table below (in thousands):

September 30,
2008

Total cost	$33,978
Sale of portion of Office Depot common stock	(17,726)
Gross unrealized losses	(7,900)

Total fair value	$8,352

     The table below shows the amount of gains reclassified out of other comprehensive loss into net loss for the period (in thousands):

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2008	2008

Unrealized holding loss arising during the period	$(7,347)	(6,722)
Less: Reclassification adjustment for gains included in net loss	—	(1,178)

Net unrealized loss on securities	$(7,347)	(7,900)

     Unrealized losses at September 30, 2008 were attributable to the fact that the securities cost exceeded their fair value.
     The Company valued Office Depot’s common stock using a market approach valuation technique and Level 1 valuation inputs under SFAS No. 157. The Company uses quoted market prices to value equity securities. The fair value of the Office Depot common stock in the Company’s unaudited consolidated statements of financial condition at September 30, 2008 was calculated based upon the $5.82 closing price of Office Depot’s common stock on the New York Stock Exchange on September 30, 2008. On November 5, 2008, the closing price of Office Depot common stock was $2.89 per share. The Company will continue to monitor this investment in accordance with FASB Staff Position FAS 115-1/124-1, “The Meaning of Other-than-Temporary Impairment and Its Application To Certain Investments”, to determine whether there is an other-than-temporary impairment associated with this investment.
Pizza Fusion Investment
     On September 18, 2008, the Company, indirectly through its wholly-owned subsidiary, Woodbridge Equity Fund II LP, purchased for an aggregate of $3.0 million, 2,608,696 shares of Series B Convertible Preferred Stock of Pizza Fusion, together with warrants to purchase up to an additional 1,500,000 shares of Series B Convertible Preferred Stock of Pizza Fusion at an exercise price of $1.44 per share. The Company also has options, exercisable on or prior to September 18, 2009, to purchase up to 521,740 additional shares of Series B Convertible Preferred Stock of Pizza Fusion at a price of $1.15 per share and, upon exercise of such options, will receive warrants to purchase up to 300,000 additional shares of Series B Convertible Preferred Stock of Pizza Fusion at an exercise price of $1.44 per share. The warrants have a term of 10 years, subject to earlier expiration in certain circumstances.
     Pizza Fusion is a restaurant franchise operating in a niche market within the quick service and organic food industries. Founded in 2006, Pizza Fusion is currently operating 8 locations in Florida and California and has entered into franchise agreements to open an additional 21 stores over the remainder of 2008 and 2009.

7. Debt
     The Company’s notes and mortgage notes payable outstanding as of September 30, 2008 and December 31, 2007 amounted to $256.4 million and $274.8 million, respectively.
     In March 2008, Core agreed to the termination of a $20 million line of credit. No amounts were outstanding under this line of credit at the date of termination.
     In July 2008, Core refinanced $9.1 million of construction loans. The new loan has an interest rate of 30-day LIBOR plus 210 basis points (5.03% at September 30, 2008) and a maturity date of July 2010 with a one year extension subject to certain conditions.
     Core’s loan agreements generally require repayment of specified amounts upon a sale of a portion of the property collateralizing the debt. Core also is subject to provisions in one of its loan agreements collateralized by land in Tradition Hilton Head that require additional principal payments, known as curtailment payments, in the event that actual sales are below the contractual requirements. A curtailment payment of $14.9 million relating to Tradition Hilton Head was paid in January 2008. On June 27, 2008, Core modified this loan agreement, terminating the revolving feature of the loan and reducing an approximately $19 million curtailment payment due in June 2008 to $17.0 million, $5.0 million of which was paid in June 2008 with the remaining $12.0 million due on November 15, 2008. Additionally, the loan modification agreement reduced the extension term from an extension period of one year to an extension period of up to two 3-month periods upon compliance with the conditions set forth in the loan modification agreement, including a minimum $5 million principal reduction with each extension. The February 28, 2009 maturity date of the loan was not modified in the loan modification agreement. However, the Company is currently negotiating with the lender to modify the terms of the loan agreement.
8. Commitments and Contingencies
     At September 30, 2008, the Company had outstanding surety bonds and letters of credit of approximately $8.2 million related primarily to its obligations to various governmental entities to construct improvements in its various communities. The Company estimates that approximately $5.1 million of work remains to complete these improvements and does not believe that any outstanding bonds or letters of credit will likely be drawn upon.
     On November 9, 2007, Woodbridge put in place an employee fund and offered up to $5 million of severance benefits to terminated Levitt and Sons employees to supplement the limited termination benefits paid by Levitt and Sons to those employees. Levitt and Sons was restricted in the payment of termination benefits to its former employees by virtue of the Chapter 11 Cases.
     The following table summarizes the restructuring related accruals activity recorded for the nine months ended September 30, 2008 (in thousands):

	Severance		Independent	Surety
	Related and		Contractor	Bond
	Benefits	Facilities	Agreements	Accrual	Total

Balance at December 31, 2007	$1,954	1,010	1,421	1,826	6,211
Restructuring charges (credits)	2,250	140	(11)	(150)	2,229
Cash payments	(3,586)	(352)	(618)	(532)	(5,088)

Balance at September 30, 2008	$618	798	792	1,144	3,352

     The severance related and benefits amount includes severance payments made to Levitt and Sons employees, payroll taxes and other benefits related to the terminations that occurred in 2007 in connection with the Chapter 11 Cases. The Company incurred severance and benefits related restructuring charges of $227,000 and approximately $2.3 million during the three and nine months ended September 30, 2008, respectively. For the three and nine months ended September 30, 2008, the Company paid approximately $905,000 and $3.6 million, respectively, in severance and termination charges related to the above described employee fund as well as severance for employees other than Levitt and Sons employees, all of which are reflected in the Other Operations segment. Employees entitled to participate in the fund either receive a payment stream, which in certain cases extends over two years, or a lump sum payment, dependent on a variety of factors. Former Levitt and Sons’ employees who received these payments were required to assign to the Company their unsecured claims against Levitt and Sons. At September 30, 2008, $618,000 was accrued to be paid with respect to this employee fund and the severance accrual for other employees of the Company.
     The facilities accrual as of September 30, 2008 represents expense associated with property and equipment leases that are no longer providing a benefit to the Company, as well as termination fees related to the cancellation of certain contractual lease obligations. Included in this amount are future minimum lease payments, fees and expenses for which the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, were satisfied. Total cash payments related to the facilities accrual were $93,000 and $352,000 for the three and nine months ended September 30, 2008, respectively.
     The independent contractor agreements amount relates to consulting agreements entered into by Woodbridge with former Levitt and Sons employees. The total commitment related to these agreements as of September 30, 2008 was approximately $910,000 and is payable monthly through 2009. During the three and nine months ended September 30, 2008, the Company paid $206,000 and $618,000, respectively, under these agreements.
     Levitt and Sons had $33.3 million in surety bonds related to its ongoing projects at the time of the filing of the Chapter 11 Cases. In the event that these obligations are drawn and paid by the surety, Woodbridge could be responsible for up to $11.7 million plus costs and expenses in accordance with the surety indemnity agreements. As of September 30, 2008, the Company had a $1.1 million surety bonds accrual at Woodbridge related to certain bonds which management considers it to be probable that the Company will be required to reimburse the surety under applicable indemnity agreements. During the nine months ended September 30, 2008, the Company reimbursed the surety $532,000 in accordance with the indemnity agreement for bond claims paid during the period. No payments were made in the third quarter of 2008. It is unclear given the uncertainty involved in the Chapter 11 Cases whether and to what extent the remaining outstanding surety bonds of Levitt and Sons will be drawn and the extent to which Woodbridge may be responsible for additional amounts beyond this accrual. It is unlikely that Woodbridge would have the ability to receive any repayment, assets or other consideration as recovery of any amounts it is required to pay.
     In September 2008, a surety filed a lawsuit to require Woodbridge to post $5.4 million of collateral in connection with two bonds totaling $5.4 million with respect to which a municipality made claims against the surety. The Company believes that the municipality does not have the right to demand payment under the bonds and believes that a loss is not probable. Accordingly, the Company did not accrue any amount in connection with this claim as of September 30, 2008.
     At September 30, 2008, the Company had $2.4 million in unrecognized tax benefits related to Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB No. 109” (“FIN No. 48”). FIN No. 48 provides guidance for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return.

9. Development Bonds Payable
     In connection with the development of certain of Core’s projects, community development, special assessment or improvement districts have been established and may utilize tax-exempt bond financing to fund construction or acquisition of certain on-site and off-site infrastructure improvements near or at these communities. The obligation to pay principal and interest on the bonds issued by the districts is assigned to each parcel within the district, and a priority assessment lien may be placed on benefited parcels to provide security for the debt service. The bonds, including interest and redemption premiums, if any, and the associated priority lien on the property are typically payable, secured and satisfied by revenues, fees, or assessments levied on the property benefited. Core is required to pay the revenues, fees, and assessments levied by the districts on the properties it still owns that are benefited by the improvements. Core may also be required to pay down a specified portion of the bonds at the time each unit or parcel is sold. The costs of these obligations are capitalized to inventory during the development period and recognized as cost of sales when the properties are sold.
     Core’s bond financing at September 30, 2008 consisted of district bonds totaling $218.7 million with outstanding amounts of approximately $116.9 million (excluding the $3.4 million liability related to developer obligations mentioned below). Further, at September 30, 2008, there was approximately $95.9 million available under these bonds to fund future development expenditures. Bond obligations at September 30, 2008 mature in 2035 and 2040. As of September 30, 2008, Core owned approximately 16% of the property subject to assessments within the community development district and approximately 91% of the property subject to assessments within the special assessment district. During the three and nine months ended September 30, 2008, Core recorded approximately $154,000 and $422,000, respectively, in assessments on property owned by it in the districts. Core is responsible for any assessed amounts until the underlying property is sold and will continue to be responsible for the annual assessments if the property is never sold. In addition, Core has guaranteed payments for assessments under the district bonds in Tradition, Florida which would require funding if future assessments to be allocated to property owners are insufficient to repay the bonds. Management has evaluated this exposure based upon the criteria in SFAS No. 5, “Accounting for Contingencies”, and has determined that there have been no substantive changes to the projected density or land use in the development subject to the bond which would make it probable that Core would have to fund future shortfalls in assessments.
     In accordance with EITF Issue No. 91-10, “Accounting for Special Assessments and Tax Increment Financing”, the Company records a liability for the estimated developer obligations that are fixed and determinable and user fees that are required to be paid or transferred at the time the parcel or unit is sold to an end user. At September 30, 2008, the liability related to developer obligations was $3.4 million, of which $3.2 million is included in the liabilities related to assets held for sale in the accompanying unaudited consolidated statements of financial condition as of September 30, 2008, and includes amounts associated with Core’s ownership of the property.
10. Loss per Share
     Basic loss per common share is computed by dividing loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted loss per common share is computed in the same manner as basic loss per common share, taking into consideration (a) the dilutive effect of the Company’s stock options and restricted stock using the treasury stock method and (b) the pro rata impact of Bluegreen’s dilutive securities (stock options and convertible securities) on the amount of Bluegreen’s earnings recognized by the Company. For the quarters ended September 30, 2008 and 2007, common stock equivalents related to the Company’s stock options and unvested restricted stock amounted to 13,378 and 2,374 shares, respectively, and were not considered in computing diluted loss per common share because their effect would have been antidilutive since the Company recorded a net loss for those quarters. For the nine months ended

September 30, 2008 and 2007, common stock equivalents related to the Company’s stock options and unvested restricted stock amounted to 6,148 and 2,212 shares, respectively, and were not considered in computing diluted loss per common share because their effect would have been antidilutive since the Company recorded a net loss for those periods. In addition, for the quarters ended September 30, 2008 and 2007, 340,341 and 468,461 shares of common stock equivalents, respectively, at various prices were not included in the computation of diluted loss per common share because the exercise prices were greater than the average market price of the common shares and, therefore, their effect would be antidilutive. In the nine months ended September 30, 2008 and 2007, 306,283 and 384,796 shares, respectively, were not considered in the computation of diluted loss per common share because the exercise prices were greater than the average market price of the common shares and, therefore, their effect would have been antidilutive.
     The following table presents the computation of basic and diluted loss per common share (in thousands, except for per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Numerator:
Basic loss per common share:
Loss from continuing operations	$(59,027)	(169,980)	(80,805)	(227,196)
Income from discontinued operations	3,024	812	5,429	917

Net loss — basic	$(56,003)	(169,168)	(75,376)	(226,279)

Diluted loss per common share:
Net loss from continuing operations — basic	$(59,027)	(169,980)	(80,805)	(227,196)
Pro rata share of the net effect of Bluegreen dilutive securities	(24)	(8)	(18)	(40)

Loss from continuing operations	$(59,051)	(169,988)	(80,823)	(227,236)
Income from discontinued operations	3,024	812	5,429	917

Net loss — diluted	$(56,027)	(169,176)	(75,394)	(226,319)

Denominator:
Basic average shares outstanding	19,263	3,966	19,258	3,966
Bonus adjustment factor from registration rights offering	—	1.0197	—	1.0197

Basic average shares outstanding	19,263	4,044	19,258	4,044
Net effect of stock options assumed to be exercised	—	—	—	—

Diluted average shares outstanding	19,263	4,044	19,258	4,044

Basic loss per common share:
Continuing operations	$(3.06)	(42.03)	(4.19)	(56.18)
Discontinued operations	$0.15	0.20	0.28	0.22

Total basic loss per share	$(2.91)	(41.83)	(3.91)	(55.96)

Diluted loss per common share:
Continuing operations	$(3.06)	(42.03)	(4.19)	(56.18)
Discontinued operations	$0.15	0.20	0.28	0.22

Total diluted loss per share	$(2.91)	(41.83)	(3.91)	(55.96)

11. Income Taxes
     The Company’s provision for income taxes is estimated to result in an effective tax rate of 0.0% in 2008. The effective tax rate used for the three and nine months ended September 30, 2007 was 3.5% and 8.4%, respectively. The decrease in the effective tax rate is a result of the Company recording a valuation allowance for those deferred tax assets that are not expected to be recovered in the future. Due to large losses in 2007 and expected taxable losses in the foreseeable future, the Company may not have sufficient taxable income of the appropriate character in the future and prior carryback years to realize any portion of the net deferred tax asset. See Note 18 for a description of the Company’s recently adopted shareholder rights plan which is aimed at preserving the Company’s ability to use its net operating loss carryforwards to offset future taxable income.
     The Company and its subsidiaries are subject to U.S. federal income tax as well as to income tax in Florida and South Carolina. The Company has effectively settled all U.S. federal income tax matters for years through 2004. All years subsequent to these closed periods remain open and subject to examination.
     As described in Note 2 above, certain amounts, including the provision for income taxes, for the three and nine months ended September 30, 2008 and 2007 associated with two of Core’s commercial leasing projects have been reclassified to income from discontinued operations.

12. Segment Reporting
     Operating segments are components of an enterprise about which separate financial information is available that is regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. During the three and nine months ended September 30, 2008, the Company operated through two reportable business segments, the Land Division and Other Operations segments. During the three and nine months ended September 30, 2007, the Company also operated through two additional reportable business segments, the Primary Homebuilding and Tennessee Homebuilding segments, both of which were eliminated as a result of the Company’s deconsolidation of Levitt and Sons as of November 9, 2007. The Company evaluates segment performance primarily based on pre-tax income. The information provided for segment reporting is based on management’s internal reports. Except as otherwise indicated in this report, the accounting policies of the segments are the same as those of the Company. Eliminations in periods prior to the three and nine months ended September 30, 2008 consisted of the elimination of sales and profits on real estate transactions between the Land Division and Primary Homebuilding segments, and eliminations for the three and nine months ended September 30, 2008 consist of the elimination of transactions between the Land Division and Other Operations segments. All of the eliminated transactions were recorded based upon terms that management believed would be attained in an arms-length transaction. The presentation and allocation of assets, liabilities and results of operations may not reflect the actual economic costs of the segments as stand-alone businesses. If a different basis of allocation were utilized, the relative contributions of the segments might differ, but management believes that the relative trends in segments would likely not be impacted.
     The Company’s Land Division segment consists of the operations of Core Communities, and the Other Operations segment consists of the operations of Carolina Oak, the Company’s Parent Company operations, earnings from the Company’s equity investment in Bluegreen, investments in Pizza Fusion and Office Depot, and other investments through Cypress Creek Capital Holdings, Inc. and other subsidiaries and joint ventures. In 2007, the Other Operations segment also consisted of Levitt Commercial, LLC, which specialized in the development of industrial properties. Levitt Commercial, LLC ceased development activities in 2007. The Company’s Homebuilding Division consisted of the Primary Homebuilding segment and the Tennessee Homebuilding segment. The results of operations for the three and nine months ended September 30, 2008 do not include the results of operations for the Homebuilding Division. The results of operations and financial condition of Carolina Oak as of and for the three and nine months ended September 30, 2007 are included in the Primary Homebuilding segment, whereas the results of operations and financial condition of Carolina Oak as of and for the three and nine months ended September 30, 2008 are included in the Other Operations segment.

     The following tables present segment information as of and for the three and nine months ended September 30, 2008 and 2007 (in thousands):

Three Months Ended		Other
September 30, 2008	Land	Operations	Eliminations	Total

Revenues:
Sales of real estate	$8,450	1,847	225	10,522
Other revenues	486	276	—	762

Total revenues	8,936	2,123	225	11,284

Costs and expenses:
Cost of sales of real estate	5,029	1,906	80	7,015
Selling, general and administrative expenses	5,078	6,496	(151)	11,423
Interest expense	40	1,745	—	1,785

Total costs and expenses	10,147	10,147	(71)	20,223

Earnings from Bluegreen Corporation	—	2,241	—	2,241
Interest and other income	961	470	(184)	1,247
Impairment of investment in Bluegreen	—	(53,576)	—	(53,576)

(Loss) income from continuing operations before income taxes	(250)	(58,889)	112	(59,027)
Benefit for income taxes	—	—	—	—

(Loss) income from continuing operations	(250)	(58,889)	112	(59,027)
Discontinued operations:
Income from discontinued operations	3,024	—	—	3,024

Net income (loss)	$2,774	(58,889)	112	(56,003)

Inventory of real estate	$202,286	48,397	(9,982)	240,701

Total assets	$361,583	252,262	(10,395)	603,450

Total debt	$121,748	134,669	—	256,417

Total liabilities	$235,766	183,892	6,106	425,764

Total shareholders’ equity	$125,817	68,370	(16,501)	177,686

Three Months Ended	Primary	Tennessee		Other
September 30, 2007	Homebuilding	Homebuilding	Land	Operations	Eliminations	Total

Revenues:
Sales of real estate	$112,885	9,339	757	—	(157)	122,824
Other revenues	614	—	711	258	(134)	1,449

Total revenues	113,499	9,339	1,468	258	(291)	124,273

Costs and expenses:
Cost of sales of real estate	247,388	19,822	256	10,259	(2,385)	275,340
Selling, general and administrative expenses	19,252	1,552	4,152	6,776	(176)	31,556
Interest expense	—	—	829	—	(829)	—
Other expenses	575	—	—	536	1	1,112

Total costs and expenses	267,215	21,374	5,237	17,571	(3,389)	308,008

Earnings from Bluegreen Corporation	—	—	—	4,418	—	4,418
Interest and other income	2,274	25	1,354	285	(829)	3,109

(Loss) income from continuing operations before income taxes	(151,442)	(12,010)	(2,415)	(12,610)	2,269	(176,208)
Benefit (provision) for income taxes	1,866	(100)	728	4,594	(860)	6,228

(Loss) income from continuing operations	(149,576)	(12,110)	(1,687)	(8,016)	1,409	(169,980)
Discontinued operations:
Income from discontinued operations, net of tax	—	—	812	—	—	812

Net (loss) income	$(149,576)	(12,110)	(875)	(8,016)	1,409	(169,168)

Inventory of real estate	$355,349	32,317	212,704	4,507	(24,773)	580,104

Total assets	$405,553	37,172	329,538	146,083	(17,954)	900,392

Total debt	$353,391	25,086	131,679	98,993	—	609,149

Total liabilities	$486,493	44,457	196,918	59,458	(6,367)	780,959

Total shareholders’ equity	$(80,940)	(7,285)	132,620	86,625	(11,587)	119,433

Nine Months Ended		Other
September 30, 2008	Land	Operations	Eliminations	Total

Revenues:
Sales of real estate	$10,315	2,482	274	13,071
Other revenues	1,532	786	—	2,318

Total revenues	11,847	3,268	274	15,389

Costs and expenses:
Cost of sales of real estate	6,202	2,493	106	8,801
Selling, general and administrative expenses	14,864	21,243	(170)	35,937
Interest expense	1,213	6,522	(1,085)	6,650

Total costs and expenses	22,279	30,258	(1,149)	51,388

Earnings from Bluegreen Corporation	—	3,978	—	3,978
Interest and other income	2,517	3,544	(1,269)	4,792
Impairment of investment in Bluegreen	—	(53,576)	—	(53,576)

(Loss) income from continuing operations before income taxes	(7,915)	(73,044)	154	(80,805)
Benefit for income taxes	—	—	—	—

(Loss) income from continuing operations	(7,915)	(73,044)	154	(80,805)
Discontinued operations:
Income from discontinued operations	5,429	—	—	5,429

Net (loss) income	$(2,486)	(73,044)	154	(75,376)

Inventory of real estate	$202,286	48,397	(9,982)	240,701

Total assets	$361,583	252,262	(10,395)	603,450

Total debt	$121,748	134,669	—	256,417

Total liabilities	$235,766	183,892	6,106	425,764

Total shareholders’ equity	$125,817	68,370	(16,501)	177,686

Nine Months Ended	Primary	Tennessee		Other
September 30, 2007	Homebuilding	Homebuilding	Land	Operations	Eliminations	Total

Revenues:
Sales of real estate	$340,202	39,844	3,451	6,574	(585)	389,486
Other revenues	2,213	—	2,494	693	(337)	5,063

Total revenues	342,415	39,844	5,945	7,267	(922)	394,549

Costs and expenses:
Cost of sales of real estate	496,663	49,156	811	16,778	(3,566)	559,842
Selling, general and administrative expenses	58,348	5,416	11,421	21,940	(238)	96,887
Interest expense	—	—	1,851	—	(1,851)	—
Other expenses	1,470	—	—	536	1	2,007

Total costs and expenses	556,481	54,572	14,083	39,254	(5,654)	658,736

Earnings from Bluegreen Corporation	—	—	—	7,519	—	7,519
Interest and other income	6,475	77	3,414	933	(2,156)	8,743

(Loss) income from continuing operations before income taxes	(207,591)	(14,651)	(4,724)	(23,535)	2,576	(247,925)
Benefit (provision) for income taxes	11,680	824	1,701	7,500	(976)	20,729

(Loss) income from continuing operations	(195,911)	(13,827)	(3,023)	(16,035)	1,600	(227,196)
Discontinued operations:
Income from discontinued operations, net of tax	—	—	917	—	—	917

Net (loss) income	$(195,911)	(13,827)	(2,106)	(16,035)	1,600	(226,279)

Inventory of real estate	$355,349	32,317	212,704	4,507	(24,773)	580,104

Total assets	$405,553	37,172	329,538	146,083	(17,954)	900,392

Total debt	$353,391	25,086	131,679	98,993	—	609,149

Total liabilities	$486,493	44,457	196,918	59,458	(6,367)	780,959

Total shareholders’ equity	$(80,940)	(7,285)	132,620	86,625	(11,587)	119,433

     In the ordinary course of business, certain intersegment loans are entered into and interest is recorded at current borrowing rates. All interest expense and interest income associated with these intersegment loans are eliminated in consolidation.

13. Parent Company Financial Statements
     The Company’s subordinated investment notes (the “Investment Notes”) and junior subordinated debentures (the “Junior Subordinated Debentures”) are direct unsecured obligations of the Parent Company, are not guaranteed by the Company’s subsidiaries and are not secured by any assets of the Company or its subsidiaries. The Parent Company has historically relied on dividends or management fees from its subsidiaries and earnings on its cash investments to fund its operations, including debt service obligations relating to the Investment Notes and Junior Subordinated Debentures. However, as a result of the funds raised in the Company’s 2007 rights offering, the Parent Company’s dependence on payments from subsidiaries has been substantially reduced. The Company would be restricted from paying dividends to its common shareholders if an event of default exists under the terms of either the Investment Notes or the Junior Subordinated Debentures.
     Some of the Company’s subsidiaries incur indebtedness on terms that, among other things, require the subsidiary to maintain certain financial ratios and a minimum net worth. These covenants may have the effect of limiting the amount of debt that the subsidiaries can incur in the future and restricting payments to the Parent Company. At September 30, 2008, the Company was in compliance with all loan agreement financial covenants.
     As of September 30, 2008, the Parent Company had outstanding advances to its subsidiaries related to the funding of the subsidiaries’ operations in the amount of $37.9 million.
     The accounting policies for the Parent Company are generally the same as those policies described in the summary of significant accounting policies outlined in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The Parent Company’s interest in its consolidated subsidiaries is reported under the equity method of accounting for purposes of this presentation.
     The Parent Company unaudited condensed statements of financial condition at September 30, 2008 and December 31, 2007 and unaudited condensed statements of operations for the three and nine months ended September 30, 2008 and 2007 are shown below (in thousands):
Unaudited Condensed Statements of Financial Condition

	September 30,	December 31,
	2008	2007

Total assets	$312,071	429,532

Total liabilities	$134,385	168,426
Total shareholders’ equity	177,686	261,106

Total liabilities and shareholders’ equity	$312,071	429,532

Unaudited Condensed Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Earnings from Bluegreen Corporation	$2,241	4,418	3,978	7,519
Other revenues	463	284	2,346	928
Costs and expenses (a)	60,199	16,274	74,923	32,022

Loss before income taxes	(57,495)	(11,572)	(68,599)	(23,575)
Benefit for income taxes	—	(4,594)	—	(7,868)

Net loss before undistributed loss from consolidated subsidiaries	(57,495)	(6,978)	(68,599)	(15,707)
Earnings (deficit) from consolidated subsidiaries, net of income taxes	1,492	(162,190)	(6,777)	(210,572)

Net loss	$(56,003)	(169,168)	(75,376)	(226,279)

(a)	Includes an other-than-temporary impairment charge of $53.6 million incurred during the third quarter of 2008 relating to the Company’s investment in Bluegreen Corporation.
     Management fees received from subsidiaries were $13.1 million for the nine months ended September 30, 2007 while no management fees were received in the same period in 2008.

14. Certain Relationships and Related Party Transactions
     The Company and BankAtlantic Bancorp, Inc. (“Bancorp”) are under common control. The controlling shareholder of the Company and Bancorp is BFC Financial Corporation (“BFC”). Bancorp is the parent company of BankAtlantic. The Company’s Chairman and Chief Executive Officer, Alan B. Levan, and the Company’s Vice Chairman, John E. Abdo, collectively own or control shares of BFC’s common stock representing a majority of BFC’s total voting power. Mr. Levan and Mr. Abdo are also directors of the Company, and executive officers and directors of BFC, Bancorp and BankAtlantic, and Mr. Levan and Mr. Abdo are the Chairman and Vice Chairman, respectively, of Bluegreen.
     Pursuant to the terms of a shared services agreement between the Company and BFC, certain administrative services, including human resources, risk management, and investor and public relations, are provided to the Company by BFC on a percentage of cost basis. The total amounts paid for these services in the three and nine months ended September 30, 2008 were $305,000 and $717,000, respectively, and for the three and nine months ended September 30, 2007 were $318,000 and $843,000, respectively.
     The Company entered into an agreement with BankAtlantic, effective March 2008, pursuant to which BankAtlantic agreed to house the Company’s information technology servers and provide hosting, security and managed services to the Company relating to its information technology operations. Pursuant to the agreement, the Company paid BankAtlantic a one-time set-up charge of approximately $17,000 and agreed to pay BankAtlantic monthly hosting fees of $10,000 for these services. During the three and nine months ended September 30, 2008, the Company paid monthly hosting fees to BankAtlantic of approximately $20,000 and $33,000, respectively.
     The Company also entered into a sublease agreement with BFC effective May 2008, to lease space located at the BankAtlantic corporate office for the Company’s corporate staff at an annual rate of approximately $152,000. During the three and nine months ended September 30, 2008, the Company paid BFC approximately $38,000 and $63,000, respectively, under this sublease agreement.
     The Company maintains securities sold under repurchase agreements at BankAtlantic. The balances in its accounts at September 30, 2008 and September 30, 2007 were $4.5 million and $2.0 million, respectively. BankAtlantic paid interest to the Company on its accounts for the three and nine months ended September 30, 2008 of $29,000 and $59,000, respectively, and for the three and nine months ended September 30, 2007 of $33,000 and $102,000, respectively.
     The Company leases office space to Pizza Fusion pursuant to a month-to-month lease which commenced in September 2008 for approximately $68,000 annually. During the three and nine months ended September 30, 2008, Pizza Fusion paid the Company approximately $3,000 under the lease agreement.
15. New Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157. This Statement clarifies the definition of fair value and establishes a fair value hierarchy. SFAS No. 157, as originally issued, was effective for the Company on January 1, 2008. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Statement also defines valuation techniques and a fair value hierarchy to prioritize the inputs used in valuation techniques. As allowed by FASB Staff Position (“FSP”) FAS 157-b, the Company partially adopted SFAS No. 157 on January 1, 2008. The Company did not adopt the SFAS No. 157 fair value framework for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements at least annually. The

FASB in FSP FAS 157-2 deferred the effective date for SFAS No. 157 for non-financial assets and non-financial liabilities until January 1, 2009. The FASB in FSP FAS 157-3 clarifies the application of SFAS No. 157 in a market that is not active. The Company also did not adopt the SFAS No. 157 fair value framework for leasing transactions as FSP FAS 157-1 excluded leasing transactions from the scope of SFAS No. 157. Other than the Company’s investment in other equity securities as of September 30, 2008, there are no recurring assets at December 31, 2007 or September 30, 2008 which are measured at fair value.
     In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”) which allows the Company an irrevocable option to measure financial assets or liabilities at fair value on a contract-by-contract basis. SFAS No. 159 became effective for the Company on January 1, 2008. The Company did not elect the fair value option for any of its financial assets or liabilities as of the date of adoption or as of September 30, 2008.
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
     In April 2008, the FASB issued FSP FAS No.142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS No. 142-3”). FSP FAS No. 142-3 amends paragraph 11(d) of FASB Statement No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”) which sets forth the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. FSP FAS No. 142-3 intends to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R. FSP FAS No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date. The Company has not yet determined the impact, if any, that the adoption of FSP FAS No. 142-3 will have on its consolidated financial statements.

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
16. Litigation
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
General litigation
     The Company is a party to various claims and lawsuits which arise in the ordinary course of business. The Company does not believe that the ultimate resolution of these claims or lawsuits will have a material adverse effect on its business, financial position, results of operations or cash flows.
17. Financial Information of Levitt and Sons
     As described in Note 1 above, on November 9, 2007, the Debtors filed the Chapter 11 Cases. The Debtors commenced the Chapter 11 Cases in order to preserve the value of their assets and to facilitate an orderly wind-down of their businesses and disposition of their assets in a manner intended to maximize the recoveries of all constituents. In connection with the filing of the Chapter 11 Cases, Woodbridge deconsolidated Levitt and Sons as of November 9, 2007. As a result of the deconsolidation, Woodbridge had a negative basis in its investment in Levitt and Sons because Levitt and Sons generated significant losses and intercompany liabilities in excess of its asset balances. This negative investment, “Loss in excess of investment in subsidiary”, is reflected as a single amount on the Company’s consolidated statements of financial condition as a $55.2 million liability as of September 30, 2008 and December 31, 2007. This balance was comprised of a negative investment in Levitt and Sons of $123.0 million, and outstanding advances due to Woodbridge from Levitt and Sons of $67.8 million. Included in the negative investment was approximately $15.8 million associated with deferred revenue related to intra-segment sales between Levitt and Sons and Core Communities.

     On November 27, 2007, the Bankruptcy Court granted the Debtors’ Motion for Authority to Incur Chapter 11 Administrative Expense Claim (the “Chapter 11 Admin. Expense Motion”), thereby authorizing the Debtors to incur a post petition administrative expense claim in favor of Woodbridge for administrative costs relating to certain services and benefits provided by Woodbridge in favor of the Debtors (the “Post Petition Services”). While the Bankruptcy Court approved the incurrence of the amounts as unsecured post petition administrative expense claims, the payment of such claims is subject to additional court approval. In addition to the unsecured administrative expense claims, Woodbridge has pre-petition secured and unsecured claims against the Debtors. The Debtors have scheduled the amounts due to Woodbridge in the Chapter 11 Cases. The unsecured pre-petition claims of Woodbridge scheduled by the Debtors are approximately $67.3 million and the secured pre-petition claim scheduled by the Debtors is approximately $460,000. Since the Chapter 11 Cases were filed, Woodbridge has also incurred certain administrative costs related to the Post Petition Services. These costs amounted to $12,000 and $1.6 million in the three and nine months ended September 30, 2008, respectively. Additionally, as disclosed in Note 8, in the nine months ended September 30, 2008, Woodbridge reimbursed a Levitt and Sons surety for $532,000 of bond claims paid by the surety. No payments were made in the third quarter of 2008. In September 2008, a surety filed a lawsuit to require Woodbridge to post $5.4 million of collateral in connection with two bonds totaling $5.4 million with respect to which a municipality made claims against the surety. The Company believes that the municipality does not have the right to demand payment under the bonds and believes that a loss is not probable. Accordingly, the Company did not accrue any amount in connection with this claim as of September 30, 2008. The payment by the Debtors of its outstanding advances and the Post Petition Services expenses are subject to the risks inherent to recovery by creditors in the Chapter 11 Cases. Woodbridge has also filed contingent claims with respect to any liability it may have arising out of disputed indemnification obligations under certain surety bonds. Woodbridge also implemented an employee severance fund in favor of certain employees of the Debtors. Employees who received funds as part of this program as of September 30, 2008, which totaled approximately $3.6 million as of that date, have assigned their unsecured claims against the Debtors to the Company. It is highly unlikely that Woodbridge will recover these or any other amounts associated with its unsecured claims against the Debtors. In addition, the Debtors asserted certain further claims against Woodbridge, including an entitlement to a portion of the $29.7 million federal tax refund which Woodbridge received as a consequence of losses experienced at Levitt and Sons in prior periods; however, the parties have entered into the Settlement Agreement described below.
     On June 27, 2008, Woodbridge entered into a settlement agreement (the “Settlement Agreement”) with the Debtors and the Joint Committee of Unsecured Creditors (the “Joint Committee”) appointed in the Chapter 11 Cases. Pursuant to the Settlement Agreement, among other things, (i) Woodbridge agreed to pay to the Debtors’ bankruptcy estates the sum of $12.5 million plus accrued interest from May 22, 2008 through the date of payment, (ii) Woodbridge agreed to waive and release substantially all of the claims it has against the Debtors, including its administrative expense claims through July 2008, and (iii) the Debtors (joined by the Joint Committee) agreed to waive and release any claims they may have against Woodbridge and its affiliates. After certain of Levitt and Sons’ creditors indicated that they objected to the terms of the Settlement Agreement and stated a desire to pursue claims against Woodbridge, Woodbridge, the Debtors and the Joint Committee agreed in principal to an amendment to the Settlement Agreement, pursuant to which Woodbridge would pay $8 million to the Debtors’ bankruptcy estates and place $4.5 million in a release fund to be disbursed to third party creditors in exchange for a third party release and injunction. The amendment also provides for Woodbridge to pay an additional $300,000 to a deposit holders fund. The amendment is subject to final documentation, and the Settlement Agreement, as amended, remains subject to a number of conditions, including the approval of the Bankruptcy Court. There is no assurance that the Settlement Agreement, as amended, will be approved or the transactions contemplated by it completed. Upon such approval, if any, Woodbridge will make payments in accordance with the terms and conditions of the Settlement Agreement, as amended, recognize the cost of settlement and reverse the related liability into income.
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

     Certain of the Debtor subsidiaries of Levitt and Sons have been provided with post-petition financing (“DIP Loans”) from a third-party lender (the “DIP Lender”) which had financed such Debtors’ projects. Under the agreements for the DIP Loans, the DIP Loans are to be used for (i) the reimbursement of the DIP Lender’s costs and fees, (ii) the costs of managing and safeguarding the projects, (iii) the costs of making the projects ready for sale, (iv) the costs to complete the projects, (v) the general working capital needs of the Debtors related to the projects and (vi) such other costs and expenses related to the DIP Loans or the projects as the DIP Lender may elect. The Bankruptcy Court’s order approving the DIP Loans also approved the sales of homes in the projects with the net proceeds from such sales being applied towards the DIP Loans. The order also appointed a Chief Administrator to manage and supervise all administrative functions of these Debtors related to the projects in accordance with the scope of authority set forth in the DIP Loan agreements. These projects represent 88.5% of the total assets, 70.1% of the total liabilities and 34.7% of the shareholders deficit of Levitt and Sons at September 30, 2008.
     During the three and nine months ended September 30, 2008, the DIP Loans financed construction and development activities and selling, general and administrative expenses related to the projects, as well as the costs, fees and other expenses of the DIP Lender, including interest expense. Additionally, during the three and nine months ended September 30, 2008, homes in the projects have been sold and closed, resulting in the receipt by the Debtors of sales proceeds. The Chief Administrator is maintaining the accounting records for these transactions in accordance with the DIP Loan agreements and, as a result, financial information is not available to the Company which could be used to record these transactions in accordance with generally accepted accounting principles on a basis consistent with the Company’s accounting for similar transactions. Accordingly, these transactions have not been reflected in the financial information for Levitt and Sons included in this footnote. However, as described herein, due to the deconsolidation of Levitt and Sons from Woodbridge’s statements of financial condition and results of operations as of November 9, 2007, these transactions, and the omission of the results of these transactions, will not have an impact on the Company’s financial condition or operating results.
     The following table summarizes Levitt and Sons’ consolidated statements of financial condition as of September 30, 2008 and December 31, 2007:
Levitt and Sons
Condensed Consolidated Statements of Financial Condition — Unaudited
(In thousands)

	September 30,	December 31,
	2008	2007

Assets
Cash	$5,336	5,365
Inventory	167,120	208,686
Property and equipment	—	55
Other assets	21,757	23,810

Total assets	$194,213	237,916

Liabilities and Shareholders’ Equity
Accounts payable and other accrued liabilities	$1,057	469
Due to Woodbridge	2,906	748
Liabilities subject to compromise (A)	327,557	354,748
Shareholder’s deficit	(137,307)	(118,049)

Total liabilities and shareholder’s equity	$194,213	237,916

(A) Liabilities Subject to Compromise
     Liabilities subject to compromise in Levitt and Sons’ condensed consolidated statements of financial condition as of September 30, 2008 and December 31, 2007 refer to both secured and unsecured obligations, including claims incurred prior to November 9, 2007. They represent the Debtors’ current estimate of the amount of known or potential pre-petition claims that are subject to restructuring in the Chapter 11 Cases. Such claims remain subject to future adjustments.
     Liabilities subject to compromise at September 30, 2008 were as follows, (in thousands):

Accounts payable and other accrued liabilities	$57,879
Customer deposits	15,755
Due to Woodbridge	87,182
Deficiency claim associated with secured debt	36,800
Notes and mortgage payable	129,941

Total liabilities subject to compromise	$327,557

     The following table summarizes Levitt and Sons’ consolidated statements of operations for the three and nine months ended September 30, 2008 and September 30, 2007:
Levitt and Sons
Condensed Consolidated Statements of Operations — Unaudited
(In thousands)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007

Revenues
Sales of real estate	$508	122,224	31,783	380,046
Other revenues	—	614	2	2,213

Total revenues	508	122,838	31,785	382,259

Costs and expenses
Cost of sales of real estate	976	267,210	41,949	545,819
Selling, general and administrative expenses	71	20,804	4,093	63,764

Total costs and expenses	1,047	288,014	46,042	609,583

Reorganization items, net	(1,276)	—	(6,136)	—
Other income, net of other expense	8	1,724	1,134	5,082

Loss before income taxes	(1,807)	(163,452)	(19,259)	(222,242)
Benefit for income taxes	—	1,766	—	12,504

Net loss	$(1,807)	(161,686)	(19,259)	(209,738)

18. Subsequent Event
     As previously reported, the Company’s Board of Directors adopted a shareholder rights plan aimed at preserving the Company’s ability to utilize its net operating loss carryforwards to offset future taxable income. Under Section 382 of the Internal Revenue Code, if the Company experiences an “ownership change” (as defined in Section 382), then the Company’s ability to use the net operating loss carryforwards would be substantially limited. Accordingly, the Company adopted the rights plan to deter shareholders from acquiring a 5.0% or greater ownership interest in the Company’s Class A Common Stock, as any such acquisition might qualify as an “ownership change” under Section 382. Shareholders who owned more than 5.0% of the Company’s Class A Common Stock as of October 9, 2008 were not required to divest any of their shares.
     As part of the adoption of the rights plan, the Board of Directors declared a dividend of one right for each share of the Company’s Class A and Class B Common Stock held of record as of the close of business on October 9, 2008. These rights are not exercisable and are not transferable apart from the Company’s Class A or Class B Common Stock, until the earlier of (i) the 10th business day after such time as a person or group acquires beneficial ownership of 5.0% or more of Woodbridge’s Class A Common Stock and (ii) the tenth business day after a person or group commences a tender or exchange offer the consummation of which would result in beneficial ownership by a person or group of 5.0% or more of the Company’s Class A Common Stock. Upon such time, if any, as the rights become exercisable, each rights holder (other than the shareholder whose acquisition triggered the exercisability of the rights and such shareholder’s associates and affiliates) may, for $12.00 per right, purchase shares of the Company’s Class A Common Stock with a market value of $24.00. As a result, the rights plan will generally cause substantial dilution to any person or group that acquires beneficial ownership of 5.0% or more of the outstanding shares of the Company’s Class A Common Stock without the approval of the Company’s Board of Directors.
     The rights plan will expire on September 29, 2018 unless the rights are earlier redeemed or exchanged in accordance with the rights plan or the rights plan is earlier terminated by the Company’s Board of Directors.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The objective of the following discussion is to provide an understanding of the financial condition and results of operations of Woodbridge Holdings Corporation (“Woodbridge,” “we,” “us,” “our” or the “Company”) (formerly Levitt Corporation) and its wholly-owned subsidiaries as of and for the three and nine months ended September 30, 2008 and 2007. We currently engage in business activities through our Land Division, which consists of the operations of Core Communities, LLC (“Core Communities” or “Core”), and through our Other Operations segment, which includes the parent company operations of Woodbridge (“Parent Company”), an equity investment in Bluegreen Corporation (“Bluegreen” NYSE:BXG), investments in Pizza Fusion Holdings, Inc. (“Pizza Fusion”) and Office Depot, Inc. (“Office Depot”), the operations of Carolina Oak Homes, LLC (“Carolina Oak”), which engages in homebuilding activities and is developing a community in South Carolina, and other investments through Cypress Creek Capital Holdings, Inc. and other subsidiaries and joint ventures. During the three and nine months ended September 30, 2007, we also engaged in homebuilding activities through our wholly-owned subsidiary, Levitt and Sons, LLC (“Levitt and Sons”). As previously described, Levitt and Sons and substantially all of its subsidiaries filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the “Chapter 11 Cases”) on November 9, 2007. In connection with the Chapter 11 Cases, the operations of Levitt and Sons were deconsolidated from our results of operations as of November 9, 2007.
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
     Bluegreen, a New York Stock Exchange-listed company in which we own approximately 9.5 million shares of common stock, representing 31% of Bluegreen’s outstanding common stock, is engaged in the acquisition, development, marketing and sale of vacation ownership interests in primarily “drive-to” vacation resorts, and the development and sale of golf communities and residential land.
     Some of the statements contained or incorporated by reference herein include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act” ), that involve substantial risks and uncertainties. Some of the forward-looking statements can be identified by the use of words such as “anticipate,” “believe,” “estimate,” “may,” “intend,” “expect,” “will,” “should,” “seek” or other similar expressions. Forward-looking statements are based largely on management’s expectations and involve inherent risks and uncertainties. In addition to the risks identified in Part II, Item 1A of this report and the risks identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, you should refer to the other risks and uncertainties discussed throughout this document for specific risks which could cause actual results to be significantly different from those expressed or implied by those forward-looking statements. Some factors which may affect the accuracy of the forward-looking statements apply generally to the industries in which we operate, while other factors apply directly to us. Any number of important factors could cause actual results to differ materially from those in the forward-looking statements including:
•	the impact of economic, competitive and other factors affecting the Company and its operations;

•	the market for real estate in the areas where the Company has developments, including the impact of market conditions on the Company’s margins;

•	the risk that the value of the property held by Core Communities and Carolina Oak may decline, including as a result of a sustained downturn in the residential real estate and homebuilding industries;

•	the impact of market conditions for commercial property and the extent to which the factors negatively impacting the homebuilding and residential real estate industries will impact the market for commercial property;

•	the risk that the recent downturn in the credit markets may adversely affect Core’s commercial leasing projects, including due to the impact it may have on the ability of current and potential tenants to secure financing which may, in turn, negatively impact long-term rental and occupancy rates as well as the value of Core’s commercial properties;

•	the risk that the development of parcels and master-planned communities will not be completed as anticipated;

•	continued declines in the estimated fair value of our real estate inventory and the potential for write-downs or impairment charges;

•	the effects of increases in interest rates on us and the availability and cost of credit to buyers of our inventory;

•	the impact of the problems in financial and credit markets on our ability and the ability of buyers of our inventory to obtain financing on acceptable terms, if at all;

•	accelerated principal payments on our debt obligations due to re-margining or curtailment payment requirements;

•	the ability to obtain financing and to renew existing credit facilities on acceptable terms, if at all;

•	the risk that Woodbridge may be required to adjust the carrying value of its investment in Office Depot and incur impairment charges relating to this investment in future periods if the trading price of Office Depot’s common stock does not increase from current levels and the risk that Woodbridge may be required to record a further other-than-temporary impairment charge relating to its investment in Bluegreen in the future;

•	the Company’s ability to access additional capital on acceptable terms, if at all;

•	the risks and uncertainties inherent in bankruptcy proceedings and the inability to predict the effect of Levitt and Sons’ liquidation process on Woodbridge, as well as the potential impact of the assertion of claims against Woodbridge in connection with these proceedings, its results of operations and financial condition;

•	equity risks associated with a decline in the trading prices of the equity securities owned by Woodbridge;

•	the risk that creditors of Levitt and Sons may be successful in asserting claims against Woodbridge;
•	the risks relating to the Settlement Agreement and the amendment to the Settlement Agreement, including, without limitation, that the conditions to consummation of the Settlement Agreement, as amended, will not be met, that the Settlement Agreement, as amended, will not be approved by the Bankruptcy Court when expected, or at all, and that, in the event the Settlement Agreement, as amended, is approved by the Bankruptcy Court, such approval will be appealed;

•	the risk that the announced acquisition by a third party of Bluegreen will not be consummated on the terms proposed, or at all;

•	the risks related to the Company’s ability to comply with the continued listing requirements of the New York Stock Exchange;

•	the risks associated with the businesses in which the Company holds investments;
•	the Company’s success in pursuing strategic alternatives that could enhance liquidity; and

•	the Company’s success at managing the risks involved in the foregoing.
     Many of these factors are beyond the Company’s control. The Company cautions that the foregoing factors are not exclusive.

Executive Overview
     We continue to focus on managing our real estate holdings during this challenging period for the real estate industry and on our efforts to bring costs in line with our strategic objectives. We have taken steps to align our staffing levels and compensation with these objectives. We intend to pursue opportunistic acquisitions and investments in diverse industries, using a combination of our cash and third party equity and debt financing. Our business strategy may result in acquisitions and investments both within and outside of the real estate industry. We also intend to explore a variety of funding structures which might leverage and capitalize on our available cash and other assets currently owned by us. We may acquire entire businesses or majority or minority, non-controlling interests in companies. Under this business model, we may not generate a consistent earnings stream and the composition of our revenues may vary widely due to factors inherent in a particular investment, including the maturity and cyclical nature of, and market conditions relating to, the business invested in. Net investment gains and other income will be based primarily on our strategic initiatives, the success of our investments and overall market conditions.
     Our operations have historically been concentrated in the real estate industry which is cyclical in nature, and our largest subsidiary is Core Communities, a developer of master-planned communities, which sells land to residential builders as well as to commercial developers, and internally develops, constructs and leases income producing commercial real estate. In addition, our Other Operations segment consists of an equity investment in Bluegreen, a NYSE-listed company in which we own approximately 31% of its outstanding common stock and investments in Pizza Fusion, a private company in which we made a $3.0 million investment in the third quarter of 2008 and own approximately 41% of the outstanding stock, and Office Depot, a NYSE- listed company in which we own less than 1% of its outstanding common stock. Bluegreen is engaged in the acquisition, development, marketing and sale of ownership interests in primarily “drive-to” vacation resorts, and the development and sale of golf communities and residential land. Our Other Operations segment also includes limited homebuilding activities in Tradition Hilton Head through our subsidiary, Carolina Oak, which is developing a community known as Magnolia Walk. The results of operations and financial condition of Carolina Oak as of and for the three and nine month periods ended September 30, 2008 are included in the Other Operations segment.
     We are also exploring strategic initiatives that could enhance liquidity. These include alternatives to monetize a portion of our interests in certain of Core’s assets, including through possible joint ventures or other strategic relationships.
     Financial and Non-Financial Metrics
     We evaluate our performance and prospects using a variety of financial and non-financial metrics. The key financial metrics utilized to evaluate historical operating performance included revenues from sales of real estate, margin (which we measure as revenues from sales of real estate minus cost of sales of real estate), margin percentage (which we measure as margin divided by revenues from sales of real estate), results from continuing operations and return on equity. We also continue to evaluate and monitor selling, general and administrative expenses as a percentage of revenue. In evaluating our future prospects, management considers non-financial information, such as acres in backlog (which we measure as land subject to an executed sales contract) and the aggregate value of those contracts. Additionally, we monitor the number of properties remaining in inventory and under contract to be purchased relative to our sales and development trends. Our ratio of debt to shareholders’ equity and cash requirements are also considered when evaluating our future prospects, as are general economic factors and interest rate trends. Each of the above metrics is discussed in the following sections as it relates to our operating results, financial position and liquidity. These metrics are not an exhaustive list, and management may from time to time utilize different financial and non-financial information or may not use all of the metrics mentioned above.

Land Division Overview
     Our Land Division entered 2008 with two active projects, Tradition, Florida and Tradition Hilton Head. We are continuing our development and sales activities in both of these projects. Tradition, Florida encompasses approximately 8,200 total acres. Core has sold approximately 1,800 acres to date and has approximately 3,800 net saleable acres remaining in inventory with 2 acres subject to sales contracts as of September 30, 2008. Tradition Hilton Head encompasses approximately 5,400 total acres, of which 166 acres have been sold to date. Approximately 2,800 net saleable acres are remaining at Tradition Hilton Head, with 15 acres subject to sales contracts as of September 30, 2008. Acres sold to date in Tradition Hilton Head include the intercompany sale of 150 acres owned and being developed by Carolina Oak.
     We plan to continue to focus on our Land Division’s commercial operations through sales to developers and the internal development of certain projects for leasing to third parties. Core is currently pursuing the sale of two of its commercial leasing projects. Conditions in the commercial real estate market have deteriorated and financing is not as readily available in the current market, which may adversely impact both our ability to complete sales and the profitability of any sales. Core continues to actively market two commercial projects which are available for immediate sale in their present condition. While management believes these projects will be sold by June 2009, there is no assurance that these sales will be completed in the timeframe expected by management or at all.
     In addition, the overall slowdown in the homebuilding market and recent disruptions in credit markets continue to have a negative effect on demand for residential land in our Land Division which historically was partially mitigated by increased commercial leasing revenue. Traffic at the Tradition, Florida information center remains slow, reflecting the overall state of the Florida homebuilding market.
Other Operations Overview
     Bluegreen, a New York Stock Exchange-listed company in which we own approximately 9.5 million shares of common stock, representing 31% of Bluegreen’s outstanding common stock, is engaged in the acquisition, development, marketing and sale of vacation ownership interests in primarily “drive-to” vacation resorts, and the development and sale of golf communities and residential land. On July 21, 2008, Bluegreen announced that it had entered into a non-binding letter of intent for the sale to a third party of 100% of Bluegreen’s outstanding common stock for a price of $15 per share. The letter of intent provided for a due diligence and exclusivity period through September 15, 2008. This due diligence and exclusivity period was subsequently extended through November 15, 2008. There can be no assurance that the transaction will be consummated on the proposed terms, if at all, particularly given the recent deterioration in the credit markets, which would negatively impact the ability of a purchaser to obtain financing necessary to complete the transaction. Based on, among other factors, the fact that the value of our investment in Bluegreen carried on our financial statements as of September 30, 2008 exceeded the trading value (calculated based upon the $6.91 closing price of Bluegreen’s common stock on the New York Stock Exchange on September 30, 2008) of the shares of Bluegreen’s common stock owned by us, at that date, we performed an impairment analysis as of September 30, 2008 and determined that there was an other-than-temporary impairment associated with our investment in Bluegreen. Accordingly, we recorded an impairment charge of $53.6 million and adjusted the carrying value of our investment in Bluegreen by that amount as of September 30, 2008. On November 5, 2008, the closing price of Bluegreen’s common stock was $5.15 per share.
     During March 2008, the Company, together with Woodbridge Equity Fund LLLP, a newly formed limited liability limited partnership wholly-owned by the Company, purchased 3,000,200 shares of Office Depot common stock, which represented approximately one percent of Office Depot’s outstanding stock. These Office Depot shares were acquired at an average price of $11.33 per share for an aggregate purchase price of approximately $34.0 million. During June 2008, the Company sold 1,565,200 shares of Office Depot common stock at an average price of $12.08 per share for an aggregate sales price of approximately $18.9 million. As of September 30, 2008, the Company owned

1,435,000 shares of Office Depot common stock with a fair market value at that date of $8.4 million calculated based upon the $5.82 per share closing price of Office Depot’s common stock on the New York Stock Exchange. On November 5, 2008, the closing price of Office Depot’s common stock on the New York Stock Exchange was $2.89 per share.
     On September 18, 2008, the Company, indirectly through its wholly-owned subsidiary, Woodbridge Equity Fund II LP, purchased for an aggregate of $3.0 million 2,608,696 shares of Series B Convertible Preferred Stock of Pizza Fusion, together with warrants to purchase up to an additional 1,500,000 shares of Series B Convertible Preferred Stock of Pizza Fusion at an exercise price of $1.44 per share. The Company also has options, exercisable on or prior to September 18, 2009, to purchase up to 521,740 additional shares of Series B Convertible Preferred Stock of Pizza Fusion at a price of $1.15 per share and, upon exercise of such options, will receive warrants to purchase up to 300,000 additional shares of Series B Convertible Preferred Stock of Pizza Fusion at an exercise price of $1.44 per share. The warrants have a 10 year term, subject to earlier termination under certain circumstances.
     Pizza Fusion is a restaurant franchise operating in a niche market within the quick service and organic food industries. Founded in 2006, Pizza Fusion is currently operating 8 locations in Florida and California and has entered into franchise agreements to open an additional 21 stores over the remainder of 2008 and 2009.
     In 2007, Woodbridge acquired from Levitt and Sons all of the outstanding membership interests in Carolina Oak, a South Carolina limited liability company (formerly known as Levitt and Sons of Jasper County, LLC), for the following consideration: (i) assumption of the outstanding principal balance of a loan in the amount of $34.1 million which is collateralized by a 150 acre parcel of land owned by Carolina Oak located in Tradition Hilton Head, (ii) execution of a promissory note in the amount of $400,000 to serve as a deposit under a purchase agreement between Carolina Oak and Core Communities of South Carolina, LLC and (iii) the assumption of specified payables in the amount of approximately $5.3 million. As of September 30, 2008, Carolina Oak had 5 completed units and 1 unit in backlog. Carolina Oak has an additional 91 lots that are available for home construction. We will make a determination as to whether to continue to build the remainder of the community, which is planned to consist of approximately 403 additional units, based on our ability to sell the existing units of the project and after considering current real estate and credit market conditions.
     In 2007, our Other Operations segment also consisted of Levitt Commercial, LLC (“Levitt Commercial”), which specialized in the development of industrial properties. In 2007, Levitt Commercial ceased development activities after it sold all of its remaining units.

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

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2008	2007	Change	2008	2007	Change
(In thousands)	( U n a u d i t e d )			( U n a u d i t e d )

Revenues
Sales of real estate	$10,522	122,824	(112,302)	13,071	389,486	(376,415)
Other revenues	762	1,449	(687)	2,318	5,063	(2,745)

Total revenues	11,284	124,273	(112,989)	15,389	394,549	(379,160)

Costs and expenses
Cost of sales of real estate	7,015	275,340	(268,325)	8,801	559,842	(551,041)
Selling, general and administrative expenses	11,423	31,556	(20,133)	35,937	96,887	(60,950)
Interest expense	1,785	—	1,785	6,650	—	6,650
Other expenses	—	1,112	(1,112)	—	2,007	(2,007)

Total costs and expenses	20,223	308,008	(287,785)	51,388	658,736	(607,348)

Earnings from Bluegreen Corporation	2,241	4,418	(2,177)	3,978	7,519	(3,541)
Interest and other income	1,247	3,109	(1,862)	4,792	8,743	(3,951)
Impairment of investment in Bluegreen	(53,576)	—	(53,576)	(53,576)	—	(53,576)

Loss from continuing operations before income taxes	(59,027)	(176,208)	117,181	(80,805)	(247,925)	167,120
Benefit for income taxes	—	6,228	(6,228)	—	20,729	(20,729)

Loss from continuing operations	(59,027)	(169,980)	110,953	(80,805)	(227,196)	146,391
Discontinued operations:
Income from discontinued operations, net of tax	3,024	812	2,212	5,429	917	4,512

Net loss	$(56,003)	(169,168)	113,165	(75,376)	(226,279)	150,903

For the Three Months Ended September 30, 2008 Compared to the Same 2007 Period:
     Consolidated net loss in the third quarter of 2008 was $56.0 million, compared to $169.2 million in the same period in 2007, representing a decrease of $113.2 million, or 66.9%. During the third quarter of 2008, we recorded an other-than-temporary impairment charge of $53.6 million in the Other Operations segment relating to our investment in Bluegreen, compared to impairment charges of $163.6 million related to Levitt and Sons’ inventory of real estate recorded in the third quarter of 2007. Levitt and Sons incurred a net loss of $161.7 million in the third quarter of 2007, which represented 95.6% of our consolidated net loss for that period. As previously disclosed, Woodbridge deconsolidated Levitt and Sons from its statements of financial condition and results of operations as of November 9, 2007. Excluding the results of Levitt and Sons, the net loss increased by $48.5 million, mainly due to the $53.6 million other-than-temporary impairment charge related to our investment in Bluegreen, higher interest expense, lower earnings from Bluegreen and decreased benefit for income taxes in the third quarter of 2008 compared to the same period in 2007. This increase was partially offset by higher sales of real estate and higher income from discontinued operations in the Land Division in the third quarter of 2008 compared to the same period in 2007. In addition, there were no impairment charges related to capitalized interest in the Other Operations segment in the third quarter of 2008 compared to $9.3 million in the same period in 2007.
     Our revenues from sales of real estate in the third quarter of 2008 were $10.5 million, compared to $122.8 million in the same period in 2007, representing a decrease of $112.3 million, or 91.4%. This decrease was primarily attributable to the deconsolidation of Levitt and Sons at November 9, 2007. Revenues from sales of real estate in the third quarter of 2008 in the Land Division increased to $8.5 million as a result of the sale of approximately 31 acres, from $757,000 in the same period in 2007 reflecting the sale of approximately 1 acre. In Other Operations, revenues from sales of real estate in the third quarter of 2008 were $1.8 million reflecting the delivery of 6 units in Carolina Oak. There were no comparable sales in Other Operations in the third quarter of 2007.

     Other revenues in the third quarter of 2008 were $762,000, compared to $1.4 million in the same period in 2007, representing a decrease of $687,000, or 47.4%. Other revenues decreased as title and mortgage operations revenues associated with Levitt and Sons were not included in the consolidated results of operations in the third quarter of 2008. In addition, there was decreased marketing income associated with Tradition, Florida.
     Cost of sales decreased to $7.0 million in the third quarter of 2008, as compared to $8.1 million (excluding cost of sales associated with Levitt and Sons) in the same 2007 period. The decrease was mainly due to the fact that no impairment charges related to capitalized interest were recorded in the Other Operations segment in the third quarter of 2008, whereas $9.3 million in impairment charges related to capitalized interest were recorded in the third quarter of 2007. The absence of impairment charges related to capitalized interest was offset in part by an increase in cost of sales in the Land Division as we sold approximately 31 acres in the third quarter of 2008, compared to approximately 1 acre sold in the same period in 2007. We also delivered 6 homes in Carolina Oak in the third quarter of 2008 as compared to no homes delivered in Carolina Oak in the same 2007 period.
     Selling, general and administrative expenses in the third quarter of 2008 were $11.4 million, compared to $31.6 million in the same period in 2007, representing a decrease of $20.1 million, or 63.8%. This decrease was primarily related to the deconsolidation of Levitt and Sons at November 9, 2007. Selling, general and administrative expenses attributable to Levitt and Sons in the third quarter of 2007 were $20.8 million. Consolidated selling, general and administrative expenses, excluding those attributable to Levitt and Sons, were $11.4 million in the third quarter of 2008, compared to $10.8 million in the same period in 2007, representing an increase of $671,000, or 6.2%. The increase was mainly due to increased other administrative expenses associated with marketing activities in South Carolina, higher expenses in the Land Division related to the support of the community and commercial associations in our master-planned communities and higher incentives expense in the Other Operations segment. Additionally, we incurred severance expenses related to the reductions in force associated with the Chapter 11 Cases. The above increases were offset in part by lower professional fees and decreased employee compensation and benefits expense reflecting a lower associate headcount in the third quarter of 2008 compared to the same period in 2007 as a result of reductions to align staffing levels with our current operations. The number of employees decreased to 83 employees at September 30, 2008, from 398 employees at September 30, 2007.
     Interest expense is interest incurred minus interest capitalized. Interest incurred totaled $4.4 million in the third quarter of 2008 and $13.0 million in the same period in 2007. While all interest was capitalized during the 2007 period, only $2.7 million was capitalized in the third quarter of 2008. This resulted in interest expense of $1.8 million in the third quarter of 2008, compared to no interest expense in the same period in 2007. The increase in interest expense was due to the completion of certain phases of development associated with our real estate inventory which resulted in a decreased amount of assets which qualified for interest capitalization. Interest incurred was lower due to decreases in the average interest rates on our debt and lower outstanding balances of notes and mortgage notes payable primarily due to the deconsolidation of Levitt and Sons at November 9, 2007. At the time of land or home sales, the capitalized interest allocated to inventory is charged to cost of sales. Cost of sales of real estate in the quarters ended September 30, 2008 and 2007 included previously capitalized interest of approximately $281,000 and $7.6 million, respectively.
     Other expenses in the third quarter of 2007 were $1.1 million and consisted of mortgage operations expenses associated with Levitt and Sons and the expensing of certain leasehold improvements in the Other Operations segment. These expenses were not incurred in the third quarter of 2008.

     Bluegreen reported net income of $6.8 million in the third quarter of 2008, as compared to net income of $14.0 million in the same period in 2007. Our interest in Bluegreen’s earnings was $2.2 million in the third quarter of 2008 compared to $4.4 million in the same period in 2007. The 9.5 million shares of Bluegreen that we own represented approximately 31% of the outstanding shares of Bluegreen at each of September 30, 2008 and 2007. The Company performed an impairment analysis of its investment in Bluegreen as of September 30, 2008. Based on the analysis performed, the Company recorded an other-than-temporary impairment charge of $53.6 million and adjusted the carrying value of its investment in Bluegreen as of September 30, 2008 from $119.4 million to $65.8 million.
     Interest and other income in the third quarter of 2008 was $1.2 million, compared to $3.1 million in the same period in 2007, representing a decrease of $1.9 million, or 59.9%. This decrease was related to a $1.9 million decrease in forfeited deposits due to the deconsolidation of Levitt and Sons at November 9, 2007, partially offset by an increase in forfeited deposits in the Land Division of $371,000 and an increase in interest income based on higher cash balances at the Parent Company in the third quarter of 2008 reflecting the proceeds from the October 2007 rights offering, which in turn was offset in part by lower average interest rates.
     The provision for income taxes is estimated to result in an effective tax rate of 0.0% in 2008. The effective tax rate used for the third quarter of 2007 was 3.5%. The decrease in the effective tax rate is a result of recording a valuation allowance for those deferred tax assets that are not expected to be recovered in the future. Due to large taxable losses in 2007 and expected taxable losses in the foreseeable future, we may not have sufficient taxable income of the appropriate character in the future and prior carryback years to realize any portion of the net deferred tax asset.
     Income from discontinued operations, which relates to two commercial leasing projects at Core Communities, increased to $3.0 million in the third quarter of 2008 from $812,000 in the same period in 2007. The increase was mainly due to the sale of three ground lease parcels in the third quarter of 2008 which resulted in a $2.5 million gain on sale of real estate assets accounted for as discontinued operations.
For the Nine Months Ended September 30, 2008 Compared to the Same 2007 Period:
     Consolidated net loss in the nine months ended September 30, 2008 was $75.4 million, compared to $226.3 million in the same period in 2007, representing a decrease of $150.9 million, or 66.7%. During the nine months ended September 30, 2008, we recorded an impairment charge of $53.6 million in the Other Operations segment related to our investment in Bluegreen, compared to impairment charges of $226.9 million related to Levitt and Sons’ inventory of real estate recorded in the nine months ended September 30, 2007. Levitt and Sons incurred a net loss of $209.7 million in the nine months ended September 30, 2007, which represented 92.7% of our consolidated net loss during that period. Excluding the results of Levitt and Sons, the net loss increased by $58.8 million, mainly due to the $53.6 million other-than-temporary impairment charge related to our investment in Bluegreen, higher selling, general and administrative expenses, higher interest expense, lower earnings from Bluegreen and decreased benefit for income taxes in the nine months ended September 30, 2008 compared to the same period in 2007. This increase was partially offset by higher sales of real estate, a gain on sale of equity securities and higher income from discontinued operations in the Land Division as well as lower cost of sales of real estate in the Other Operations segment. The decrease in cost of sales of real estate in Other Operations mainly resulted from the $9.3 million impairment charge related to capitalized interest which was recorded during the nine months ended September 30, 2007, while no impairment charges related to capitalized interest were recorded during the same 2008 period.

     Our revenues from sales of real estate in the nine months ended September 30, 2008 were $13.1 million, compared to $389.5 million in the same period in 2007, representing a decrease of $376.4 million, or 96.6%. This decrease was primarily attributable to the deconsolidation of Levitt and Sons at November 9, 2007. Revenues from sales of real estate for the nine months ended September 30, 2008 in the Land Division increased to $10.3 million as a result of the sale of approximately 34 acres, from $3.5 million in the same period in 2007 reflecting the sale of approximately 2 acres. In Other Operations, revenues from sales of real estate for the nine months ended September 30, 2008 were $2.5 million reflecting the delivery of 8 units in Carolina Oak and for the same period in 2007 were $6.6 million relating to Levitt Commercial’s delivery of its remaining inventory of 17 warehouse units.
     Other revenues in the nine months ended September 30, 2008 were $2.3 million, compared to $5.1 million in the same period in 2007, representing a decrease of $2.7 million, or 54.2%. Other revenues decreased as title and mortgage operations revenues associated with Levitt and Sons were not included in the consolidated results for the nine months ended September 30, 2008. In addition, there was decreased marketing income associated with Tradition, Florida.
     Cost of sales decreased to $8.8 million during the nine months ended September 30, 2008, as compared to $14.0 million (excluding cost of sales associated with Levitt and Sons) in the same 2007 period. This decrease was mainly due to the fact that no impairment charges related to capitalized interest were recorded in the Other Operations segment for the nine months ended September 30, 2008, whereas $9.3 million in impairment charges related to capitalized interest were recorded for the nine months ended September 30, 2007. The absence of impairment charges related to capitalized interest was offset in part by an increase in cost of sales in the Land Division as we sold approximately 34 acres in the nine months ended September 30, 2008, compared to approximately 2 acres sold in the same period in 2007. Additionally, we delivered 8 homes in Carolina Oak in the nine months ended September 30, 2008, as compared to 17 warehouse units delivered in Levitt Commercial in the same 2007 period. There were no home deliveries in Carolina Oak in the 2007 period.
     Selling, general and administrative expenses in the nine months ended September 30, 2008 were $35.9 million, compared to $96.9 million in the same period in 2007, representing a decrease of $61.0 million, or 62.9%. This decrease was primarily related to the deconsolidation of Levitt and Sons at November 9, 2007. Selling, general and administrative expenses attributable to Levitt and Sons for the nine months ended September 30, 2007 were $63.8 million. Consolidated selling, general and administrative expenses excluding those attributable to Levitt and Sons were $35.9 million in the nine months ended September 30, 2008, compared to $33.1 million in the same period in 2007, representing an increase of $2.8 million, or 8.5%. The increase was due to higher professional fees associated with our investments in equity securities as well as higher expenses in the Land Division related to the support of community and commercial associations in our master-planned communities and increased other administrative expenses associated with marketing activities in South Carolina. Additionally, we incurred severance expenses related to the reductions in force associated with the Chapter 11 Cases and higher insurance costs due to the absorption of certain of Levitt and Sons’ insurance costs. The above increases were offset in part by decreased employee compensation, benefits and incentives expense reflecting a lower associate headcount in the nine months ended September 30, 2008 compared to the same period in 2007 as a result of reductions to align staffing levels with our current operations. The number of employees decreased to 83 employees at September 30, 2008, from 398 employees at September 30, 2007.
     Interest incurred totaled $14.1 million for the nine months ended September 30, 2008 and $38.2 million for the same period in 2007. While all interest was capitalized during the 2007 period, only $7.4 million was capitalized in the nine months ended September 30, 2008. This resulted in interest expense of $6.7 million for the nine months ended September 30, 2008, compared to no interest expense in the same period in 2007. The increase in interest expense was due to the completion of certain phases of development associated with our real estate inventory which resulted in a decreased amount of assets which qualified for interest capitalization. Interest incurred was lower due to decreases in the average interest rates on our debt and lower outstanding balances of notes and mortgage notes payable primarily due to the deconsolidation of Levitt and Sons at November 9, 2007. At the time of land or home sales, the capitalized interest allocated to inventory is charged to cost of sales. Cost of sales of real estate for the nine months ended September 30, 2008 and 2007 included previously capitalized interest of approximately $325,000 and $17.6 million, respectively.
     Other expenses for the nine months ended September 30, 2007 were $2.0 million and consisted of mortgage operations expenses associated with Levitt and Sons and the expensing of certain leasehold improvements in the Other Operations segment. These expenses were not incurred in the nine months ended September 30, 2008.
     Bluegreen reported net income for the nine months ended September 30, 2008 of $11.7 million, as compared to net income of $23.4 million for the same period in 2007. Our interest in Bluegreen’s earnings was $4.0 million for the nine months ended September 30, 2008 compared to $7.5 million for the same period in 2007. The Company performed an impairment analysis of its investment in Bluegreen as of September 30, 2008. Based on the analysis performed, the Company recorded an other-than-temporary impairment charge of $53.6 million and adjusted the carrying value of its investment in Bluegreen as of September 30, 2008 from $119.4 million to $65.8 million.
     Interest and other income in the nine months ended September 30, 2008 was $4.8 million, compared to $8.7 million in the same period in 2007, representing a decrease of $4.0 million, or 45.2%. This decrease was related to a $5.8 million decrease in forfeited deposits due to the deconsolidation of Levitt and Sons at November 9, 2007, partially offset by an increase in forfeited deposits in the Land Division of $371,000 and a $1.2 million gain on sale of equity securities in the nine months ended September 30, 2008. Additionally, there was an increase in interest income of $765,000 based on higher cash balances at the Parent Company in the nine months ended September 30, 2008 reflecting the proceeds from the October 2007 rights offering, which in turn was offset in part by lower average interest rates.
     The provision for income taxes is estimated to result in an effective tax rate of 0.0% in 2008. The effective tax rate used for the nine months ended September 30, 2007 was 8.4%. The decrease in the effective tax rate is a result of recording a valuation allowance for those deferred tax assets that are not expected to be recovered in the future. Due to large taxable losses in 2007 and expected taxable losses in the foreseeable future, we may not have sufficient taxable income of the appropriate character in the future and prior carryback years to realize any portion of the net deferred tax asset.
     Income from discontinued operations, which relates to two commercial leasing projects at Core Communities, increased to $5.4 million in the nine months ended September 30, 2008 from $917,000 in the same period in 2007. The increase was mainly due to the sale of three ground lease parcels which resulted in a $2.5 million gain on sale of real estate assets accounted for as discontinued operations and increased commercial lease activity as a result of the opening of the Landing at Tradition retail power center in late 2007.

LAND DIVISION RESULTS OF OPERATIONS

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
	2008	2007	Change	2008	2007	Change
(Dollars in thousands)	( U n a u d i t e d )			( U n a u d i t e d )

Revenues
Sales of real estate	$8,450	757	7,693	10,315	3,451	6,864
Other revenues	486	711	(225)	1,532	2,494	(962)

Total revenues	8,936	1,468	7,468	11,847	5,945	5,902

Costs and expenses
Cost of sales of real estate	5,029	256	4,773	6,202	811	5,391
Selling, general and administrative expenses	5,078	4,152	926	14,864	11,421	3,443
Interest expense	40	829	(789)	1,213	1,851	(638)

Total costs and expenses	10,147	5,237	4,910	22,279	14,083	8,196

Interest and other income	961	1,354	(393)	2,517	3,414	(897)

Loss from continuing operations before income taxes	(250)	(2,415)	2,165	(7,915)	(4,724)	(3,191)
Benefit for income taxes	—	728	(728)	—	1,701	(1,701)

Loss from continuing operations	(250)	(1,687)	1,437	(7,915)	(3,023)	(4,892)
Discontinued operations:
Income from discontinued operations, net of tax	3,024	812	2,212	5,429	917	4,512

Net income (loss)	$2,774	(875)	3,649	(2,486)	(2,106)	(380)

Acres sold (a)	36	1	35	39	2	37
Margin percentage (b)	40.5%	66.2%	(25.7)%	39.9%	76.5%	(36.6)%
Unsold saleable acres (c)	6,641	6,717	(76)	6,641	6,717	(76)
Acres subject to sales contracts — third parties	17	291	(274)	17	291	(274)
Aggregate sales price of acres subject to sales contracts to third parties	$1,879	92,451	(90,572)	1,879	92,451	(90,572)

(a)	Includes 5 acres sold in the third quarter of 2008 related to assets held for sale.

(b)	Sales of real estate and margin percentage include lot sales, revenues from look back provisions and recognition of deferred revenue associated with sales in prior periods. Excludes margin percentage related to assets held for sale, which was 42.8% for the three and nine months ended September 30, 2008.

(c)	Includes approximately 48 acres related to assets held for sale as of September 30, 2008.
     Due to the nature and size of individual land transactions, our Land Division results are subject to significant volatility. Although we have historically realized margins of between 40.0% and 60.0% on Land Division sales, margins on land sales are likely to be below that level given the downturn in the real estate markets and the significant decrease in demand. Margins will fluctuate based upon changing sales prices and costs attributable to the land sold. In addition to the impact of economic and market factors, the sales price and margin of land sold varies depending upon: the parcel’s location and size; whether the parcel is sold as raw land, partially developed land or individually developed lots; the degree to which the land is entitled; and whether the designated use of the land is residential or commercial. The cost of sales of real estate is dependent upon the original cost of the land acquired, the timing of the acquisition of the land, the amount of land development, and interest and property tax costs capitalized during active development. Allocations to cost of sales involve significant management judgment and include an estimate of future costs of development, which can vary over time due to labor and material cost increases, master plan design changes and regulatory modifications. Accordingly, allocations are subject to change based on factors which are in many instances beyond management’s control. Future margins will continue to vary based on these and other market factors. If the real estate markets deteriorate further, there is no assurance that we will be able to sell land at prices above our carrying cost or even in amounts necessary to repay our indebtedness.
     The value of acres subject to third party sales contracts decreased from $92.5 million at September 30, 2007 to $1.9 million at September 30, 2008. This backlog consists of executed contracts and may, to a limited extent, provide an indication of potential future sales activity and value per acre. However, the backlog is not an exclusive indicator of future sales activity. Some sales involve contracts executed and closed in the same quarter and therefore will not appear in the backlog. In addition, executed contracts in the backlog are subject to cancellation.
For the Three Months Ended September 30, 2008 Compared to the Same 2007 Period:
     Revenues from sales of real estate increased to $8.5 million in the third quarter of 2008, from $757,000 in the same period in 2007. This increase was due to the sale of approximately 31 acres in the third quarter of 2008, generating revenues of approximately $7.8 million, net of deferred revenue, compared to the sale of approximately 1 acre generating revenues of $306,000, net of deferred revenue, in the same period in 2007. Revenues from sales of real estate in the quarters ended September 30, 2008 and 2007 also included “look back” provisions of $55,000 and $177,000, respectively, as well as recognition of deferred revenue totaling $644,000 and $274,000, respectively. “Look back” revenue relates to incremental revenue received from homebuilders and is based on the final sales price to the homebuilder’s customer. Inter-segment revenue of $156,000 was eliminated in consolidation in the third quarter of 2007. There was no inter-segment revenue in the same 2008 period.
     Other revenues in the third quarter of 2008 were $486,000, compared to $711,000 in the same period in 2007, representing a decrease of $225,000, or 31.7%. This decrease was primarily due to decreased marketing income associated with Tradition, Florida.
     Cost of sales increased to $5.0 million in the third quarter of 2008, from $256,000 in the same 2007 period. Cost of sales in the third quarter of 2008 represented the costs associated with the sale of approximately 31 acres of land compared to the costs associated with the sale of approximately 1 acre in the same period in 2007.
     Selling, general and administrative expenses in the third quarter of 2008 were $5.1 million, compared to $4.2 million in the same period in 2007, representing an increase of $926,000, or 22.3%. This increase was primarily due to higher other administrative expenses associated with increased marketing activities in Tradition Hilton Head, higher expenses associated with our support of the community and commercial associations in our master-planned communities and increased fees for professional services. These increases were partly offset by lower compensation and benefits expense.
     Interest incurred in the quarters ended September 30, 2008 and 2007 was $1.9 million and $2.8 million, respectively, while interest capitalized in the same periods in 2008 and 2007 totaled $1.8 million and $2.0 million, respectively. This resulted in interest expense of $40,000 in the third quarter of 2008, compared to $829,000 in the same 2007 period. The interest expense in the third quarter of 2007 was attributable to an intercompany loan with the Parent Company from funds borrowed by Core. The capitalization of this interest occurred at the Parent Company level and all intercompany interest expense and income was eliminated in consolidation. Interest incurred was lower due to decreases in the average interest rates on our notes and mortgage notes payable. Cost of sales of real estate in the third quarter of 2008 included approximately $83,000 of previously capitalized interest while cost of sales of real estate in the same period in 2007 did not include any significant amount of previously capitalized interest.

     Interest and other income decreased to $961,000 in the third quarter of 2008 from $1.4 million in the same period in 2007. The decrease was primarily due to lower intercompany interest income related to the intercompany loan mentioned above, partially offset by higher forfeited deposits and higher interest income attributable to higher invested cash balances during the third quarter of 2008.
     Income from discontinued operations, which relates to the income generated by two of Core’s commercial leasing projects which were held for sale as of September 30, 2008, increased to $3.0 million in the third quarter of 2008 from $812,000 in the same period of 2007. The increase was mainly due to the sale of three ground lease parcels in the third quarter of 2008 which resulted in a $2.5 million gain on sale of real estate assets accounted for as discontinued operations.
For the Nine Months Ended September 30, 2008 Compared to the Same 2007 Period:
     Revenues from sales of real estate increased to $10.3 million during the nine months ended September 30, 2008, from $3.5 million during the same period in 2007. This increase was due to the sale of approximately 34 acres in the nine months ended September 30, 2008, generating revenues of approximately $8.7 million, net of deferred revenue, compared to the sale of approximately 2 acres generating revenues of $734,000, net of deferred revenue, in the same period in 2007. Revenues from sales of real estate for the nine months ended September 30, 2008 and 2007 also included “look back” provisions of $145,000 and $1.4 million, respectively, as well as recognition of deferred revenue totaling $1.4 million and $1.3 million, respectively. Inter-segment revenue of $584,000 was eliminated in consolidation during the nine months ended September 30, 2007. There was no inter-segment revenue in the same 2008 period.
     Other revenues in the nine months ended September 30, 2008 were $1.5 million, compared to $2.5 million in the same period in 2007, representing a decrease of $962,000, or 38.6%. This decrease was primarily due to decreased marketing income associated with Tradition, Florida.
     Cost of sales increased to $6.2 million during the nine months ended September 30, 2008, from $811,000 for the same 2007 period. Cost of sales for the nine months ended September 30, 2008 represents the costs associated with the sale of approximately 34 acres of land compared to the costs associated with the sale of approximately 2 acres in the same period in 2007.
     Selling, general and administrative expenses in the nine months ended September 30, 2008 were $14.9 million, compared to $11.4 million in the same period in 2007, representing an increase of $3.4 million, or 30.2%. This increase was primarily due to higher other administrative expenses associated with increased marketing activities in Tradition Hilton Head, increased fees for professional services, higher repairs and maintenance expenses related to damages from tropical storms and higher depreciation expense associated with the South Carolina irrigation facility placed in service in 2008. Additionally, there were increased expenses associated with our support of the community and commercial associations in our master-planned communities and higher property tax expense due to less acreage in active development in the nine months ended September 30, 2008 compared to the same period in 2007.
     Interest incurred for the nine months ended September 30, 2008 and 2007 was $6.2 million and $7.6 million, respectively, while interest capitalized for the same periods in 2008 and 2007 totaled $5.0 million and $5.7 million, respectively. This resulted in interest expense of $1.2 million for the nine months ended September 30, 2008, compared to $1.9 million in the same 2007 period. The interest expense in the nine months ended September 30, 2008 of approximately $1.2 million related to approximately $1.1 million of interest expense associated with the intercompany loan mentioned above, compared to interest expense of approximately $1.9 million in the same period in 2007 related to the same intercompany loan. Interest incurred was lower due to decreases in the average interest rates on our notes and mortgage notes payable. Cost of sales of real estate for the nine months ended September 30, 2008 included approximately $83,000 of previously capitalized interest while cost of sales of real estate for the nine months ended September 30, 2007 did not include any significant amount of previously capitalized interest.
     Interest and other income decreased to $2.5 million in the nine months ended September 30, 2008 from $3.4 million for the nine months ended September 30, 2007. The decrease was primarily due to lower intercompany interest income related to the intercompany loan mentioned above, partially offset by higher forfeited deposits in the 2008 period.
     Income from discontinued operations, which relates to the income generated by two of Core’s commercial leasing projects which were held for sale as of September 30, 2008, increased to $5.4 million in the nine months ended September 30, 2008 from $917,000 in the same period of 2007. The increase was mainly due to the sale of three ground lease parcels which resulted in a $2.5 million gain on sale of real estate assets accounted for as discontinued operations and increased commercial lease activity as a result of the opening of the Landing at Tradition retail power center in late 2007.
OTHER OPERATIONS RESULTS OF OPERATIONS

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2008	2007	Change	2008	2007	Change
(In thousands)	( U n a u d i t e d )			( U n a u d i t e d )
Revenues
Sales of real estate	$1,847	—	1,847	2,482	6,574	(4,092)
Other revenues	276	258	18	786	693	93

Total revenues	2,123	258	1,865	3,268	7,267	(3,999)

Costs and expenses
Cost of sales of real estate	1,906	10,259	(8,353)	2,493	16,778	(14,285)
Selling, general and administrative expenses	6,496	6,776	(280)	21,243	21,940	(697)
Interest expense	1,745	—	1,745	6,522	—	6,522
Other expenses	—	536	(536)	—	536	(536)

Total costs and expenses	10,147	17,571	(7,424)	30,258	39,254	(8,996)

Earnings from Bluegreen Corporation	2,241	4,418	(2,177)	3,978	7,519	(3,541)
Interest and other income	470	285	185	3,544	933	2,611
Impairment of investment in Bluegreen	(53,576)	—	(53,576)	(53,576)	—	(53,576)

Loss before income taxes	(58,889)	(12,610)	(46,279)	(73,044)	(23,535)	(49,509)
Benefit for income taxes	—	4,594	(4,594)	—	7,500	(7,500)

Net loss	$(58,889)	(8,016)	(50,873)	(73,044)	(16,035)	(57,009)

     The results of operations of Carolina Oak are included in the Other Operations segment for the three and nine months ended September 30, 2008, but were included in the Primary Homebuilding segment for the three and nine months ended September 30, 2007.
For the Three Months Ended September 30, 2008 Compared to the Same 2007 Period:
     Sales of real estate in the third quarter of 2008 were $1.8 million reflecting the delivery of 6 units in Carolina Oak compared to no sales of real estate in the same period in 2007. At September 30, 2008, Carolina Oak had a backlog of 1 unit with a value of $350,000 compared to no units in backlog at September 30, 2007. Other revenues in the third quarter of 2008 were $276,000 compared to $258,000 in the same period in 2007.

     Cost of sales of real estate in the third quarter of 2008 was $1.9 million compared to $10.3 million in the same period of 2007. Cost of sales of real estate in the third quarter of 2008 related to the delivery of 6 units in Carolina Oak. Cost of sales of real estate for the third quarter of 2007 included the expensing of interest previously capitalized as well as $9.3 million of capitalized interest impairment charges related to the cessation of development on certain Levitt and Sons’ projects. No units were delivered during the third quarter of 2007.
     Bluegreen reported net income of $6.8 million in the third quarter of 2008, as compared to net income of $14.0 million in the same period in 2007. Our interest in Bluegreen’s income was $2.2 million in the third quarter of 2008 compared to $4.4 million in the same 2007 period. We currently own approximately 9.5 million shares of the common stock of Bluegreen, which represented approximately 31% of Bluegreen’s outstanding shares at each of September 30, 2008 and 2007. Under the equity method of accounting, we recognize our pro-rata share of Bluegreen’s net income (net of purchase accounting adjustments) as pre-tax earnings. Bluegreen has not paid dividends to its shareholders; therefore, our earnings represent only our claim to the future distributions of Bluegreen’s earnings. Our earnings in Bluegreen increase or decrease concurrently with Bluegreen’s reported results. The Company performed an impairment analysis of its investment in Bluegreen as of September 30, 2008. Based on the analysis performed, the Company recorded an other-than-temporary impairment charge of $53.6 million and adjusted the carrying value of its investment in Bluegreen as of September 30, 2008 from $119.4 million to $65.8 million.
     Selling, general and administrative expenses in the third quarter of 2008 were $6.5 million, compared to $6.8 million in the same period in 2007, representing a decrease of $280,000, or 4.1%. The decrease was mainly attributable to lower professional fees, decreased compensation and benefits expenses and decreased office related expenses reflecting a decrease in headcount, as total employees decreased from 46 at September 30, 2007 to 28 at September 30, 2008. These decreases were partially offset by severance charges related to the reductions in force associated with the bankruptcy filing of Levitt and Sons, increased broker commissions related to home sales at Carolina Oak and higher incentive expenses related to executive bonuses.
     Interest incurred was approximately $2.6 million and $2.9 million for the quarters ended September 30, 2008 and 2007, respectively. While all interest was capitalized during the 2007 period, only $820,000 was capitalized in the third quarter of 2008. This resulted in interest expense of $1.7 million in the third quarter of 2008, compared to no interest expense in the same period in 2007. The increase in interest expense was due to the completion of certain phases of development associated with the Land Division’s real estate inventory which resulted in a decreased amount of qualified assets for interest capitalization at the Parent Company level. The decrease in interest incurred was mainly attributable to lower average interest rates in the third quarter of 2008 compared to the same period in 2007. Cost of sales of real estate in the third quarter of 2008 included previously capitalized interest of approximately $198,000. As noted above, $9.3 million of impairment charges related to capitalized interest were recorded in the third quarter of 2007 as a result of certain Levitt and Sons’ projects where development ceased. We did not incur any impairment charges related to capitalized interest in the third quarter of 2008.
     Interest and other income increased to $470,000 in the third quarter of 2008, from $285,000 in the same period of 2007. The slight increase is due to increased interest income earned on higher cash balances in the third quarter of 2008 compared to the same period in 2007 reflecting proceeds from the October 2007 rights offering, offset in part by lower average interest rates.

For the Nine Months Ended September 30, 2008 Compared to the Same 2007 Period:
     Sales of real estate for the nine months ended September 30, 2008 were $2.5 million compared to $6.6 million during the same period in 2007. Sales of real estate for the nine months ended September 30, 2008 relate to the delivery of 8 units in Carolina Oak while sales of real estate for the same period in 2007 relate to the delivery of 17 warehouse units in Levitt Commercial. At September 30, 2008, Carolina Oak had a backlog of 1 unit with a value of $350,000 compared to no units in backlog at September 30, 2007. Other revenues for the nine months ended September 30, 2008 were $786,000 compared to $693,000 for the same period in 2007.
     Cost of sales of real estate for the nine months ended September 30, 2008 was $2.5 million compared to $16.8 million in the nine months ended September 30, 2007. Cost of sales of real estate for the first nine months of 2008 related to the delivery of 8 units in Carolina Oak while in the same period in 2007 was comprised of the cost of sales of the 17 warehouse units delivered in Levitt Commercial, the expensing of interest previously capitalized and capitalized interest impairment charges related to the cessation of development on certain Levitt and Sons’ projects.
     Bluegreen reported net income for the nine months ended September 30, 2008 of $11.7 million, as compared to net income of $23.4 million for the same period in 2007. Our interest in Bluegreen’s income was $4.0 million for the 2008 period compared to $7.5 million for the 2007 period. The Company performed an impairment analysis of its investment in Bluegreen as of September 30, 2008. Based on the analysis performed, the Company recorded an other-than-temporary impairment charge of $53.6 million and adjusted the carrying value of its investment in Bluegreen as of September 30, 2008 from $119.4 million to $65.8 million.
     Selling, general and administrative expenses in the nine months ended September 30, 2008 were $21.2 million, compared to $21.9 million in the same period in 2007, representing a decrease of $697,000, or 3.2%. The decrease was attributable to decreased compensation, benefits and incentives expenses and decreased office related expenses. The decrease in compensation and office related expenses is attributable to decreased headcount, as total employees decreased from 46 at September 30, 2007 to 28 at September 30, 2008. These decreases were offset in part by increases in severance charges related to the reductions in force associated with the bankruptcy filing of Levitt and Sons, increased professional fees associated with our investments in equity securities and increased insurance costs due to the absorption of certain of Levitt and Sons’ insurance costs.
     Interest incurred was approximately $9.0 million and $8.0 million for the nine months ended September 30, 2008 and 2007, respectively. While all interest was capitalized during the 2007 period, only $2.4 million was capitalized in the nine months ended September 30, 2008. This resulted in interest expense of $6.5 million for the nine months ended September 30, 2008, compared to no interest expense in the same period in 2007. The increase in interest expense was due to the completion of certain phases of development associated with the Land Division’s real estate inventory which resulted in a decreased amount of qualified assets for interest capitalization at the Parent Company level. The increase in interest incurred was attributable to higher average debt balances for the nine months ended September 30, 2008 compared to the same period in 2007, offset in part by lower average interest rates. Cost of sales of real estate in the nine months ended September 30, 2008 included previously capitalized interest of approximately $242,000. As noted above, $9.3 million of impairment charges related to capitalized interest were recorded in the nine months ended September 30, 2007 as a result of certain Levitt and Sons’ projects where development ceased. These impairment charges did not exist in the same period in 2008.
     Interest and other income increased to $3.5 million during the nine months ended September 30, 2008, from $933,000 for the same period of 2007. The increase is due to a $1.2 million gain on sale of equity securities and increased interest income earned on higher cash balances in the nine months ended September 30, 2008 compared to the same period in 2007 reflecting proceeds from the October 2007 rights offering, offset in part by lower average interest rates.

PRIMARY HOMEBUILDING SEGMENT RESULTS OF OPERATIONS

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2008	2007	Change	2008	2007	Change
(Dollars in thousands)	( U n a u d i t e d )			( U n a u d i t e d )
Revenues
Sales of real estate	$—	112,885	(112,885)	—	340,202	(340,202)
Other revenues	—	614	(614)	—	2,213	(2,213)

Total revenues	—	113,499	(113,499)	—	342,415	(342,415)

Costs and expenses
Cost of sales of real estate	—	247,388	(247,388)	—	496,663	(496,663)
Selling, general and administrative expenses	—	19,252	(19,252)	—	58,348	(58,348)
Other expenses	—	575	(575)	—	1,470	(1,470)

Total costs and expenses	—	267,215	(267,215)	—	556,481	(556,481)

Interest and other income	—	2,274	(2,274)	—	6,475	(6,475)

Loss before income taxes	—	(151,442)	151,442	—	(207,591)	207,591
Benefit for income taxes	—	1,866	(1,866)	—	11,680	(11,680)

Net loss	$—	(149,576)	149,576	—	(195,911)	195,911

Homes delivered (units)	—	332	(332)	—	982	(982)
Construction starts (units)	—	181	(181)	—	558	(558)
Average selling price of homes delivered	$—	316	(316)	—	338	(338)
Margin percentage	—	(119.2)%	119.2%	—	(46.0)%	46.0%
Gross orders (units)	—	159	(159)	—	753	(753)
Gross orders (value)	$—	47,037	(47,037)	—	219,687	(219,687)
Cancellations (units)	—	102	(102)	—	352	(352)
Net orders (units)	—	57	(57)	—	401	(401)
Backlog of homes (units)	—	545	(545)	—	545	(545)
Backlog of homes (value)	$—	179,796	(179,796)	—	179,796	(179,796)
     There are no results of operations or financial metrics included in the preceding table for the three and nine months ended September 30, 2008 due to the deconsolidation of Levitt and Sons from our financial statements at November 9, 2007. Therefore, a comparative analysis is not included in this section. For further information regarding Levitt and Sons’ results of operations, see Note 17 to our unaudited consolidated financial statements included under Item 1 of this report.
     Historically, the results of operations of Carolina Oak were included as part of the Primary Homebuilding segment. The results of operations of Carolina Oak after January 1, 2008 are included in the Other Operations segment as a result of the deconsolidation of Levitt and Sons at November 9, 2007, and the acquisition of Carolina Oak by Woodbridge.

TENNESSEE HOMEBUILDING SEGMENT RESULTS OF OPERATIONS

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2008	2007	Change	2008	2007	Change
(Dollars in thousands)	( U n a u d i t e d )			( U n a u d i t e d )
Revenues
Sales of real estate	$—	9,339	(9,339)	—	39,844	(39,844)

Total revenues	—	9,339	(9,339)	—	39,844	(39,844)

Costs and expenses
Cost of sales of real estate	—	19,822	(19,822)	—	49,156	(49,156)
Selling, general and administrative expenses	—	1,552	(1,552)	—	5,416	(5,416)

Total costs and expenses	—	21,374	(21,374)	—	54,572	(54,572)

Interest and other income	—	25	(25)	—	77	(77)

Loss before income taxes	—	(12,010)	12,010	—	(14,651)	14,651
Benefit for income taxes	—	(100)	100	—	824	(824)

Net loss	$—	(12,110)	12,110	—	(13,827)	13,827

Homes delivered (units)	—	43	(43)	—	134	(134)
Construction starts (units)	—	55	(55)	—	167	(167)
Average selling price of homes delivered	$—	196	(196)	—	207	(207)
Margin percentage	—	(112.2)%	112.2%	—	(23.4)%	23.4%
Gross orders (units)	—	47	(47)	—	216	(216)
Gross orders (value)	$—	10,649	(10,649)	—	47,283	(47,283)
Cancellations (units)	—	55	(55)	—	118	(118)
Net orders (units)	—	(8)	8	—	98	(98)
Backlog of homes (units)	—	86	(86)	—	86	(86)
Backlog of homes (value)	$—	17,608	(17,608)	—	17,608	(17,608)
     There are no results of operations or financial metrics included in the preceding table for the three and nine months ended September 30, 2008 due to the deconsolidation of Levitt and Sons from our financial statements at November 9, 2007. Therefore, a comparative analysis is not included in this section. For further information regarding Levitt and Sons’ results of operations, see Note 17 to our unaudited consolidated financial statements included under Item 1 of this report.

FINANCIAL CONDITION
September 30, 2008 compared to December 31, 2007
     Our total assets at September 30, 2008 and December 31, 2007 were $603.5 million and $712.9 million, respectively. The change in total assets primarily resulted from:
•	a net decrease in cash and cash equivalents of $51.3 million, which resulted from cash used in operations of $16.3 million, cash used in investing activities of $12.1 million and cash used in financing activities of $22.9 million;

•	a decrease in current income tax receivable as a result of a $29.7 million federal income tax refund;

•	a decrease in the carrying value of our investment in Bluegreen due to an other-than-temporary impairment charge of $53.6 million;

•	a net increase of the investment in other equity securities of $11.4 million as a result of the acquisition (net of shares sold) of shares of Office Depot and a $3.0 million investment in Pizza Fusion;

•	a net increase in inventory of real estate of $13.4 million mainly due to the land development activities of the Land Division; and

•	a decrease in assets held for sale of $3.5 million mainly as a result of the sale of three ground lease parcels in the Land Division.
     Total liabilities at September 30, 2008 and December 31, 2007 were $425.8 million and $451.7 million, respectively. The change in total liabilities primarily resulted from:
•	a net decrease in notes and mortgage notes payable of $18.4 million, primarily due to curtailment payments made in connection with a development loan collateralized by land in Tradition Hilton Head;

•	a net decrease in accounts payable and other accrued liabilities of approximately $6.8 million mainly attributable to decreased severance and construction related accruals due to payments made during the nine months ended September 30, 2008; and

•	a decrease in liabilities related to assets held for sale of $3.1 million mainly as a result of the repayment of debt in connection with the sale of three ground lease parcels in the Land Division.
LIQUIDITY AND CAPITAL RESOURCES
     Management assesses the Company’s liquidity in terms of the Company’s cash and cash equivalent balances and its ability to generate cash to fund its operating and investment activities. We intend to use available cash and our borrowing capacity to implement our business strategy of pursuing investment opportunities and continuing the development of our master-planned communities. We are also exploring possible ways to monetize a portion of our investment in certain of Core’s assets through joint ventures or other strategic relationships. We have historically utilized community development districts to fund development costs when possible. We also will use available cash to repay borrowings and to pay operating expenses. We believe that our current financial condition and credit relationships, together with anticipated cash flows from operations and other sources of funds, which may include proceeds from the disposition of certain properties or investments, will provide for our anticipated liquidity needs.
     The Company separately manages its liquidity at the Parent Company level and at the operating subsidiary level, consisting primarily of Core Communities. Subsidiary operations are generally financed using proceeds from sales of real estate inventory and debt financing using operating assets as loan collateral. Many of Core’s financing agreements contain covenants at the subsidiary level. Parent Company guarantees are generally avoided and, when provided, are generally provided on a limited basis.

     The Company expects to meet its long-term liquidity requirements through the means described above, as well as long-term secured and unsecured indebtedness, and future issuances of equity and/or debt securities.
Woodbridge (Parent Company level)
     As of September 30, 2008 and December 31, 2007, Woodbridge had cash of $100.0 million and $162.0 million, respectively. Our cash decreased by $62.0 million during the nine months ended September 30, 2008 primarily due to the repayment of a $40.0 million intercompany loan to Core, the acquisition (net of shares sold) of 1,435,000 shares of Office Depot common stock for an aggregate cost (net of proceeds received from shares sold) of $16.3 million, severance related payments of approximately $4.2 million and a $3.0 million investment in Pizza Fusion. These decreases were offset in part by the receipt of approximately $29.7 million of a federal income tax refund. The remaining balance was used in operations and to pay accrued expenses.
     On October 25, 2007, Woodbridge acquired from Levitt and Sons all of the membership interests in Carolina Oak, which owns a 150 acre parcel in Tradition Hilton Head. In connection with this acquisition, the credit facility collateralized by the 150 acre parcel (the “Carolina Oak Loan”) was modified, and Woodbridge became the obligor under the Carolina Oak Loan. Woodbridge was previously a guarantor of this loan and as partial consideration for Woodbridge becoming an obligor of the Carolina Oak Loan, its membership interests in Levitt and Sons, previously pledged by Woodbridge to the lender, was released. At September 30, 2008, the outstanding balance on the Carolina Oak Loan was $37.5 million. The loan is collateralized by a first mortgage on the 150 acre parcel in Tradition Hilton Head and guaranteed by Carolina Oak. The Carolina Oak Loan is due and payable on March 21, 2011 but may be extended for one additional year at the discretion of the lender. Interest accrues under the facility at the Prime Rate (5.00% at September 30, 2008) and is payable monthly. The Carolina Oak Loan is subject to customary terms, conditions and covenants, including periodic appraisal and re-margining and the lender’s right to accelerate the debt upon a material adverse change with respect to Woodbridge. At September 30, 2008, there was no immediate availability to draw on this facility based on available collateral, and the Company was in compliance with the loan covenants.
     At November 9, 2007, the date of the deconsolidation of Levitt and Sons, Woodbridge had a negative investment in Levitt and Sons of $123.0 million and there were outstanding advances due to Woodbridge from Levitt and Sons of $67.8 million, resulting in a net negative investment of $55.2 million. Since the Chapter 11 Cases were filed, Woodbridge has incurred certain administrative costs relating to services performed for Levitt and Sons and its employees (the “Post Petition Services”) in the amounts of $12,000 and $1.6 million in the three and nine months ended September 30, 2008, respectively. The payment by Levitt and Sons of its outstanding advances and the Post Petition Services expenses are subject to the risks inherent to the recovery by creditors in the Chapter 11 Cases. Levitt and Sons is not expected to have sufficient assets to repay Woodbridge for advances made to Levitt and Sons or the Post Petition Services and it is likely that these amounts will not be recovered. In addition, the Debtors asserted certain further claims against Woodbridge, including an entitlement to a portion of the $29.7 million federal tax refund which Woodbridge received as a consequence of losses experienced at Levitt and Sons in prior periods; however, the parties have entered into the Settlement Agreement described below.
     On June 27, 2008, Woodbridge entered into the Settlement Agreement with the Debtors and the Joint Committee appointed in the Chapter 11 Cases. Pursuant to the Settlement Agreement, among other things, (i) Woodbridge agreed to pay to the Debtors’ bankruptcy estates the sum of $12.5 million plus accrued interest from May 22, 2008 through the date of payment, (ii) Woodbridge agreed to waive and release substantially all of the claims it has against the Debtors, including its administrative expense claims through July 2008, and (iii) the Debtors (joined by the Joint Committee) agreed to waive and release any claims they may have against Woodbridge and its affiliates. After certain of Levitt and Sons’ creditors indicated that they objected to the terms of the Settlement Agreement and stated a desire to pursue claims against Woodbridge, Woodbridge, the Debtors and the Joint Committee agreed in principal to an amendment to the Settlement Agreement, pursuant to which Woodbridge would pay $8 million to the Debtors’ bankruptcy estates and place $4.5 million in a release fund to be disbursed to third party creditors in exchange for a third party release and injunction. The amendment also provides for Woodbridge to pay an additional $300,000 to a deposit holders fund. The amendment is subject to final documentation, and the Settlement Agreement, as amended, is subject to a number of conditions, including the approval of the Bankruptcy Court. There is no assurance that the Settlement Agreement, as amended, will be approved or the transactions contemplated by it completed. At this time, it is not possible to predict the impact that the Chapter 11 Cases will have on Woodbridge and its results of operations, cash flows or financial condition in the event the Settlement Agreement is not approved by the Bankruptcy Court. As of September 30, 2008, no payment has been made and cash balances related to the settlement are not classified as restricted cash.
     The Company effected a one-for-five reverse stock split during the third quarter of 2008 which converted each five shares of the Company’s Class A Common Stock into one share of Class A Common Stock and each five shares of the Company’s Class B Common Stock into one share of Class B Common Stock. The reverse stock split proportionately reduced the number of authorized shares and the number of outstanding shares of the Company’s Class A Common Stock and Class B Common Stock, but did not have any impact on a shareholder’s proportionate equity interest or voting rights in the Company. The Company pursued the reverse stock split based on the continued listing requirements of the New York Stock Exchange. While the reverse stock split was effected for the purpose of addressing issues with respect to the trading price of the Company’s Class A Common Stock, the Class A Common Stock is currently trading at or around the $1.00 threshold required for continued listing. In addition to the minimum share price requirement, the New York Stock Exchange also requires a minimum average market value of publicly held shares over a thirty-day trading period and excludes the value of shares held by large shareholders from that calculation. On October 24, 2008, the Company received a letter from the New York Stock Exchange informing the Company that its market capitalization as of October 22, 2008 had decreased to below the level required by the New York Stock Exchange and advising the Company that its Class A Common Stock would be subject to delisting from the New York Stock Exchange if the average price of the Company’s shares over an applicable thirty-day trading period does not exceed the price on October 22, 2008. Given the current market price of the Company’s Class A Common Stock and the current composition of the Company’s shareholders, it may be difficult for the Company to meet the New York Stock Exchange’s requirements for continued listing.
Core Communities
     At September 30, 2008 and December 31, 2007, Core had cash and cash equivalents of $43.9 million and $33.1 million, respectively. Cash increased $10.8 million during the nine months ended September 30, 2008 primarily as a result of the receipt of $40.0 million from the Parent Company for the repayment of an intercompany loan, offset by $19.9 million of curtailment payments mentioned below and cash used to fund the continued development at Core’s projects as well as selling, general and administrative expenses. At September 30, 2008, Core had immediate availability under its various lines of credit of $19.0 million. Core has incurred and expects to continue to incur significant land development expenditures in both Tradition, Florida and in Tradition Hilton Head. Tradition Hilton Head is in the early stage of the master-planned community’s development cycle and significant investments have been made and will be required in the future to develop the community infrastructure.
     In March 2008, Core agreed to the termination of a $20 million line of credit. No amounts were outstanding under this line of credit at the date of termination.
     In July 2008, Core refinanced $9.1 million of construction loans. The new loan has an interest rate of 30-day LIBOR plus 210 basis points (5.03% at September 30, 2008) and a maturity date of July 2010 with a one year extension subject to certain conditions.

     Core’s loan agreements generally require repayment of specified amounts upon a sale of a portion of the property collateralizing the debt. Core also is subject to provisions in one of its loan agreements collateralized by land in Tradition Hilton Head that require additional principal payments, known as curtailment payments, in the event that actual sales are below the contractual requirements. A curtailment payment of $14.9 million relating to Tradition Hilton Head was paid in January 2008. On June 27, 2008, Core modified this loan agreement, terminating the revolving feature of the loan and reducing an approximately $19 million curtailment payment due in June 2008 to $17.0 million, $5.0 million of which was paid in June 2008, with the remaining $12.0 million due on November 15, 2008. Additionally, the loan modification agreement reduced the extension term from an extension period of one year to an extension period of up to two 3-month periods upon compliance with the conditions set forth in the loan modification agreement, including a minimum $5 million principal reduction with each extension. The February 28, 2009 maturity date of the loan was not modified in the loan modification agreement. However, we are currently negotiating with the lender to modify the terms of the loan agreement.
     The loans which provide the primary financing for Tradition, Florida and Tradition Hilton Head have annual appraisal and re-margining requirements. These provisions may require Core, in circumstances where the value of its real estate collateralizing these loans declines, to pay down a portion of the principal amount of the loan to bring the loan within specified minimum loan-to-value ratios. Accordingly, should land prices decline, reappraisals could result in significant future re-margining payments. Additionally, the loans which provide the primary financing for the commercial leasing projects contain certain debt service coverage ratio covenants. If net operating income falls below levels necessary to maintain compliance with these covenants, Core would be required to make principal curtailment payments sufficient to reduce the loan balance to an amount which would bring Core into compliance with the requirement, and these curtailment payments could be significant.
     All of Core’s debt facilities contain financial covenants generally covering net worth, liquidity and loan to value ratios. Further, Core’s debt facilities contain cross-default provisions under which a default on one loan with a lender could cause a default on other debt instruments with the same lender. At September 30, 2008, Core was in compliance with these financial covenants, however, there is no assurance that Core will remain in compliance in future periods. If Core fails to comply with any of these restrictions or covenants, the lenders under the applicable debt facilities could cause Core’s debt to become due and payable prior to maturity. These accelerations or significant re-margining payments could require Core to dedicate a substantial portion of cash to payment of its debt and reduce its ability to use its cash to fund operations or investments. If Core does not have sufficient cash to satisfy these required payments, then Core would need to seek to refinance the debt or seek other funds, which may not be available on attractive terms, if at all. Possible liquidity sources available to Core include the sale of real estate inventory, including commercial properties, debt or outside equity financing, including secured borrowings using unencumbered land, and funding from Woodbridge.
Off Balance Sheet Arrangements and Contractual Obligations
     In connection with the development of certain of Core’s projects, community development, special assessment or improvement districts have been established and may utilize tax-exempt bond financing to fund construction or acquisition of certain on-site and off-site infrastructure improvements near or at these communities. If these improvement districts were not established, Core would need to fund community infrastructure development out of operating cash flow or through sources of financing or capital, or be forced to delay its development activity. The obligation to pay principal and interest on the bonds issued by the districts is assigned to each parcel within the district, and a priority assessment lien may be placed on benefited parcels to provide security for the debt service. The bonds, including interest and redemption premiums, if any, and the associated priority lien on the property are typically payable, secured and satisfied by revenues, fees, or assessments levied on the property benefited. Core pays a portion of the revenues, fees, and assessments levied by the districts on the properties it still owns that are benefited by the improvements. Core may also be required to pay down a specified portion of the bonds at the time each unit or parcel is sold. The costs of these obligations are capitalized to inventory during the development period and recognized as cost of sales when the properties are sold.
     Core’s bond financing at September 30, 2008 consisted of district bonds totaling $218.7 million with outstanding amounts of approximately $116.9 million (excluding the $3.4 million liability related to developer obligations mentioned below). Further, at September 30, 2008, there was approximately $95.9 million available under these bonds to fund future development expenditures. Bond obligations at September 30, 2008 mature in 2035 and 2040. As of September 30, 2008, Core Communities owned approximately 16% of the property subject to assessments within the community development district and approximately 91% of the property subject to assessments within the special assessment district. During the three and nine months ended September 30, 2008, Core recorded approximately $154,000 and $422,000, respectively, in assessments on property owned by it in the districts. Core is responsible for any assessed amounts until the underlying property is sold and will continue to be responsible for the annual assessments if the property is never sold. Accordingly, if the current adverse conditions in the homebuilding industry do not improve and Core is forced to hold its land inventory longer than originally projected, Core would be forced to pay a higher portion of annual assessments on property which is subject to assessments. In addition, Core has guaranteed payments for assessments under the district bonds in Tradition, Florida which would require funding if future assessments to be allocated to property owners are insufficient to repay the bonds. Management has evaluated this exposure based upon the criteria in Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”, and has determined that there have been no substantive changes to the projected density or land use in the development subject to the bond which would make it probable that Core would have to fund future shortfalls in assessments.
     In accordance with Emerging Issues Task Force Issue No. 91-10, “Accounting for Special Assessments and Tax Increment Financing”, the Company records a liability for the estimated developer obligations that are fixed and determinable and user fees that are required to be paid or transferred at the time the parcel or unit is sold to an end user. At September 30, 2008, the liability related to developer obligations was $3.4 million, of which $3.2 million is included in the liabilities related to assets held for sale in the accompanying unaudited consolidated statement of financial condition as of September 30, 2008, and includes amounts associated with Core’s ownership of the property.
     The following table summarizes our contractual obligations as of September 30, 2008 (in thousands):

		Payments due by period
		Less than	2 - 3	4 - 5	More than
Category	Total	1 year	Years	Years	5 years

Long-term debt obligations (1) (2)	$256,417	27,936	116,010	3,873	108,598
Long-term debt obligations associated with assets held for sale	75,110	272	71,788	109	2,941
Operating lease obligations	4,430	1,508	1,363	440	1,119

Total obligations	$335,957	29,716	189,161	4,422	112,658

(1)	Amounts exclude interest because terms of repayment are based on construction activity and sales volume. In addition, a large portion of our debt is based on variable rates.

(2)	These amounts represent scheduled principal payments. Some of those borrowings require the repayment of specified amounts upon a sale of portions of the property collateralizing those obligations, as well as curtailment repayments prior to scheduled maturity pursuant to re-margining and minimum sales requirements.

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
     At September 30, 2008, we had outstanding surety bonds and letters of credit of approximately $8.2 million related primarily to obligations to various governmental entities to construct improvements in our various communities. We estimate that approximately $5.1 million of work remains to complete these improvements. We do not believe that any outstanding bonds or letters of credit will likely be drawn upon.
     Levitt and Sons had $33.3 million in surety bonds related to its ongoing projects at the time of the filing of the Chapter 11 Cases. In the event that these obligations are drawn and paid by the surety, Woodbridge could be responsible for up to $11.7 million plus costs and expenses in accordance with the surety indemnity agreements executed by Woodbridge. As of September 30, 2008, the $1.1 million surety bonds accrual at Woodbridge related to certain bonds which management considers it to be probable that Woodbridge will be required to reimburse the surety under applicable indemnity agreements. During the nine months ended September 30, 2008, Woodbridge performed under its indemnity agreements and reimbursed the surety $532,000. No payments were made during the third quarter of 2008. It is unclear given the uncertainty involved in the Chapter 11 Cases whether and to what extent the remaining outstanding surety bonds of Levitt and Sons will be drawn and the extent to which Woodbridge may be responsible for additional amounts beyond this accrual. There is no assurance that Woodbridge will not be responsible for amounts well in excess of the $1.1 million accrual. It is considered unlikely that Woodbridge will receive any repayment, assets or other consideration as recovery of any amounts it may be required to pay.
     In September 2008, a surety filed a lawsuit to require Woodbridge to post $5.4 million of collateral in connection with two bonds totaling $5.4 million with respect to which a municipality made claims against the surety. We believe that the municipality does not have the right to demand payment under the bonds and believe that a loss is not probable. Accordingly, we did not accrue any amount related to this claim as of September 30, 2008.
     On November 9, 2007, Woodbridge put in place an employee fund and offered up to $5 million of severance benefits to terminated Levitt and Sons employees to supplement the limited termination benefits paid by Levitt and Sons to those employees. Levitt and Sons was restricted in the payment of termination benefits to its former employees by virtue of the Chapter 11 Cases. Woodbridge incurred severance and benefits related restructuring charges of approximately $227,000 and $2.3 million during the three and nine months ended September 30, 2008, respectively. For the three and nine months ended September 30, 2008, the Company paid approximately $905,000 and $3.6 million, respectively, in severance and termination charges related to the above described fund as well as severance for employees other than Levitt and Sons employees. Employees entitled to participate in the fund either received a payment stream, which in certain cases extends over two years, or a lump sum payment, dependent on a variety of factors. Former Levitt and Sons’ employees who received these payments were required to assign to Woodbridge their unsecured claims against Levitt and Sons. At September 30, 2008, $618,000 was accrued to be paid with respect to this employee fund and the severance accrual for other employees of the Company.
NEW ACCOUNTING PRONOUNCEMENTS.
     See Note 15 to our unaudited consolidated financial statements included under Part 1. Item 1 of this report for a discussion of new accounting pronouncements applicable to us.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
     Market risk is defined as the risk of loss arising from adverse changes in market valuations that arise from interest rate risk, foreign currency exchange rate risk, commodity price risk and equity price risk. We have a risk of loss associated with our borrowings as we are subject to interest rate risk on our long-term debt. At September 30, 2008, including borrowings related to assets held for sale, we had $225.8 million in borrowings with adjustable rates tied to the Prime Rate and/or LIBOR rate and $105.7 million in borrowings with fixed or initially-fixed rates. Consequently, the impact on our variable rate debt from changes in interest rates may affect our earnings and cash flows but would generally not impact the fair value of such debt. With respect to fixed rate debt, changes in interest rates generally affect the fair market value of the debt but not our earnings or cash flow.
     Assuming the variable rate debt balance of $225.8 million outstanding at September 30, 2008 (which does not include initially fixed-rate obligations which will not become floating rate during 2008) were to remain constant, each one percentage point increase in interest rates would increase the interest incurred by us by approximately $2.3 million per year.
     Included in the Company’s unaudited consolidated statement of financial condition at September 30, 2008 were $8.4 million of publicly traded equity securities (comprised of 1,435,000 shares of Office Depot common stock) which are carried at fair value with net unrealized gains or losses reported as a component of accumulated other comprehensive income (loss) in the consolidated statement of shareholders’ equity. These equity securities are subject to equity pricing risks arising in connection with changes in their relative value due to changing market and economic conditions and the results of operation and financial condition of Office Depot. A decline in the trading price of these securities will negatively impact the Company’s shareholders equity.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, our management carried out an evaluation, with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2008, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
     Other than as set forth below, there have been no material changes in our legal proceedings from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007 and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.
Chapter 11 Cases
     As previously reported, on June 27, 2008, we entered into a Settlement Agreement with the Debtors and the Joint Committee appointed in the Chapter 11 Cases. Pursuant to the Settlement Agreement, among other things, (i) we agreed to pay to the Debtors’ bankruptcy estates the sum of $12.5 million plus accrued interest from May 22, 2008 through the date of payment, (ii) we agreed to waive and release substantially all of the claims we had against the Debtors, including our administrative expense claims through July 2008, and (iii) the Debtors (joined by the Joint Committee) agreed to waive and release any claims they may have against us and our affiliates.
     After certain of Levitt and Sons’ creditors indicated that they objected to the terms of the Settlement Agreement and stated a desire to pursue claims against us, we, the Debtors and the Joint Committee agreed in principal to an amendment to the Settlement Agreement, pursuant to which we would pay $8 million to the Debtors’ bankruptcy estates and place $4.5 million in a release fund to be disbursed to third party creditors in exchange for a third party release and injunction. The amendment also provides for us to pay an additional $300,000 to a deposit holders fund. The amendment is subject to final documentation.
     The Settlement Agreement, as amended, is subject to a number of conditions, including the approval of the Bankruptcy Court, and there is no assurance that the Settlement Agreement, as amended, will be approved or the transactions contemplated by it completed. At this time, it is not possible to predict the impact that the Chapter 11 Cases will have on us and our results of operations, cash flows or financial condition in the event the Settlement Agreement is not approved by the Bankruptcy Court. As of September 30, 2008, no payment has been made and cash balances related to the settlement are not classified as restricted cash.
Surety Bond Claim
     On September 10, 2008, a surety filed a lawsuit to require us to post $5.4 million of collateral in connection with two bonds totaling $5.4 million with respect to which a municipality made claims against the surety. This claim was filed in the United States District Court for the Southern District of New York and is captioned Westchester Fire Insurance Company v. Levitt Corporation and Woodbridge Holdings Corporation, No. 08-CIV-7881. We believe that the municipality does not have the right to demand payment under the bonds and believe that a loss is not probable. Accordingly, we did not accrue any amount in connection with this claim as of September 30, 2008.
Item 1A. Risk Factors
     Other than the risk factors described below, there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.
We are subject to the risks of the businesses that we currently hold investments in, and our future acquisitions may reduce our earnings, require us to obtain additional financing and expose us to additional risks.

     We currently hold investments in Bluegreen, Office Depot and Pizza Fusion, which exposes us to the risks of those businesses. In addition, our business strategy includes the pursuit of other opportunistic investments and acquisitions within or outside of the real estate industry, and some of these investments and acquisitions may be material. There is no assurance that we will be successful in identifying these investments and acquisitions, and investments or acquisitions that we do complete may not prove to be successful. Acquisitions may expose us to additional risks and may have a material adverse effect on our results of operations. Further, any acquisitions we make may:
•	fail to accomplish our strategic objectives;

•	not perform as expected; and/or
•	expose us to the risks of the business that we acquire.
     Investments or acquisitions could initially reduce our per share earnings and add significant amortization expense or intangible asset charges. We may rely on additional debt or equity financing to implement our acquisition strategy. The issuance of debt will result in additional leverage which could limit our operating flexibility, and the issuance of equity could result in additional dilution to our shareholders. In addition, such financing could consist of equity securities which have rights, preferences or privileges senior to our Class A and Class B Common Stock. If we do require additional financing in the future, there is no assurance that it will be available on favorable terms, if at all.
If current economic and credit market conditions do not improve and the book value of our investments continue to exceed the trading value of the shares we own, we may incur additional impairment charges in the future relating to those investments, which would adversely impact our financial condition and operating results.
     We own approximately 9.5 million shares of common stock of Bluegreen, representing approximately 31% of Bluegreen’s outstanding common stock. As of September 30, 2008, the value of our investment in shares of Bluegreen’s common stock carried on our financial statements was $119.4 million while the trading value of those shares was $65.8 million. We determined that there was an other-than-temporary impairment associated with our investment in Bluegreen at September 30, 2008 and, accordingly, recorded an impairment charge of $53.6 million and adjusted the carrying value of our investment in Bluegreen as of September 30, 2008 from $119.4 million to $65.8 million. There can be no assurance that we will not be required in the future to record a further impairment charge relating to our investment in Bluegreen.
     We also own approximately 1.4 million shares of Office Depot common stock, representing less than 1% of Office Depot’s outstanding common stock, which is accounted for as available-for-sale securities and are carried at fair value. As of September 30, 2008, the cost of our investment in shares of Office Depot’s common stock was $16.3 million while the carrying value of those shares, recorded at fair value, was $8.4 million. If current market conditions do not improve or if the trading price of Office Depot’s common stock does not otherwise increase, then we may be required to determine if an other-than-temporary impairment adjustment is needed.
     In the event we record impairments in the future with respect to our current or future investments, then the cost of the investment determined to be impaired will be written down to its fair value with a corresponding charge to earnings, which would adversely impact our financial condition and operating results.
If we cannot comply with the continued listing requirements of the New York Stock Exchange, our Class A Common Stock will be subject to delisting from the New York Stock Exchange.
     Our Class A Common Stock is currently traded on the New York Stock Exchange. As previously reported, on August 11, 2008, we were notified by the New York Stock Exchange that our Class A Common Stock did not have an average closing price per share in excess of $1.00 for a consecutive 30 trading-day period, as required for continued listing on the New York Stock Exchange. In an effort to address this deficiency, we effected a one-for-five reverse stock split on September 26, 2008. Although the reverse stock split initially increased the price of our Class A Common Stock to greater than $1.00, our Class A Common Stock is currently trading at or around the $1.00 threshold required for continued listing on the New York Stock Exchange. In addition, the New York Stock Exchange also requires a minimum average market value of publicly held shares over a thirty-day trading period and excludes the value of shares held by large shareholders. On October 24, 2008, we received a letter from the New York Stock Exchange informing us that, based on the current trading price of our Class A Common Stock, the market value of our publicly held shares as of October 22, 2008, excluding the value of shares held by large shareholders, had fallen below the minimum amount required by the New York Stock Exchange and, if the average price of our shares over an applicable thirty-day period does not exceed the price on October 22, 2008, our Class A Common Stock would be subject to delisting from the New York Stock Exchange. We cannot assure that the market price of our Class A Common Stock will exceed $1.00 per share or that given the current composition of our shareholders, we will otherwise be able to meet the New York Stock Exchange’s continued listing requirements relating to the market value of publicly held shares. If we cannot comply in a timely manner with the continued listing requirements of the New York Stock Exchange, our Class A Common Stock will be subject to delisting from the New York Stock Exchange, which could adversely impact the trading price and liquidity of our Class A Common Stock.
The commercial property market has been adversely affected by the current economic and credit environment.
     Current economic conditions may make it more difficult to achieve projected rental and occupancy rates on Core’s commercial leasing projects, adversely impacting the net operating income of the projects as follows:
•	Core is at risk to the extent that a significant tenant or a number of tenants file for bankruptcy protection, creating the possibility that past due rents may never be recovered.

•	Leases with certain existing tenants may become overly burdensome to the lessee due to reduced business activity. Lease concessions and modifications may be necessary to avoid defaults.

•	Economic conditions and availability of credit may deteriorate further, causing market capitalization rates on commercial properties to increase beyond present levels, thus reducing the value at which commercial projects can be sold.

•	Reduced net operating income for the commercial leasing projects may cause project loans to be in violation of certain debt service coverage ratio requirements. This could require Core to make additional principal curtailment payments sufficient to bring the loans into compliance.

Item 6.	Exhibits
Index to Exhibits

Exhibit 10.1*	Amended and Restated 2003 Stock Incentive Plan (as amended on September 26, 2008).

Exhibit 31.1*	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2*	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1**	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2**	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Exhibits filed with this Form 10-Q

**	Exhibits furnished with this Form 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WOODBRIDGE HOLDINGS CORPORATION
Date: November 10, 2008	By:	/s/ Alan B. Levan
Alan B. Levan, Chief Executive Officer

Date: November 10, 2008	By:	/s/ John K. Grelle
John K. Grelle, Chief Financial Officer