Form 10-K
period 2008-12-31
Woodbridge Holdings Corp (Formerly Levitt Corp)
filed 2009-03-19
CIK 1218320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Year Ended December 31, 2008

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number
001-31931
WOODBRIDGE HOLDINGS CORPORATION
(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	11-3675068 (I.R.S. Employer Identification No.)

2100 West Cypress Creek Road Ft. Lauderdale, Florida (Address of principal executive offices)	33309 (Zip Code)
(954) 940-4950
(Registrant’s telephone number, including area code)
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Class A Common Stock, Par Value $0.01 Per Share (Title of each class)	Pink Sheet Electronic Quotation Service (Name of each exchange on which registered)
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
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     As of June 30, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $88.2 million based on the $5.80 closing sale price as reported on the New York Stock Exchange.
The number of shares outstanding for each of the registrant’s classes of common stock, as of March 12, 2009 is as follows:

Class of Common Stock	Shares Outstanding
Class A common stock, $0.01 par value	16,656,525
Class B common stock, $0.01 par value	243,807
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrant’s Proxy Statement relating to the registrant’s 2009 Annual Meeting of Shareholders are incorporated by reference in Part III of this report. The financial statements of Bluegreen Corporation are incorporated by reference in Part II of this report and are filed as an exhibit to this report.

Woodbridge Holdings Corporation
Annual Report on Form 10-K for the year ended December 31, 2008

PART I
Some of the statements contained or incorporated by reference herein include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act” ), that involve substantial risks and uncertainties. Some of the forward-looking statements can be identified by the use of words such as “anticipate,” “believe,” “estimate,” “may,” “intend,” “expect,” “will,” “should,” “seek” or other similar expressions. Forward-looking statements are based largely on management’s expectations and involve inherent risks and uncertainties described in this report. When considering those forward-looking statements, you should keep in mind the risks, uncertainties and other cautionary statements in this report, including those identified under Item 1A. — Risk Factors. These risks are subject to change based on factors which are, in many instances, beyond the Company’s control. Some factors which may affect the accuracy of the forward-looking statements apply generally to the real estate industry, while other factors apply directly to us. Any number of important factors could cause actual results to differ materially from those in the forward-looking statements including: the impact of economic, competitive and other factors affecting the Company and its operations; the market for real estate in the areas where the Company has developments, including the impact of market conditions on the Company’s margins and the fair value of our real estate inventory; the risk that the value of the property held by Core Communities may decline, including as a result of the current downturn in the residential and commercial real estate and homebuilding industries; the risk that the development of parcels and master-planned communities will not be completed as anticipated; continued declines in the estimated fair value of our real estate inventory and the potential for write-downs or impairment charges; the effects of increases in interest rates and availability of credit to buyers of our inventory; accelerated principal payments on our debt obligations due to re-margining or curtailment payment requirements; the ability to obtain financing and to renew existing credit facilities on acceptable terms, if at all; the Company’s ability to access additional capital on acceptable terms, if at all; the risks associated with the Company’s business strategy, including the Company’s ability to successfully make investments notwithstanding current adverse conditions in the economy and the credit markets; and the Company’s success at managing the risks involved in the foregoing. Many of these factors are beyond our control. The Company cautions that the foregoing factors are not exclusive.
ITEM 1. BUSINESS
General Description of Business
          Woodbridge Holdings Corporation (“Woodbridge,” “we,” “us,” “our,” or the “Company”) (formerly Levitt Corporation), directly and through its wholly owned subsidiaries, historically has been a real estate development company with activities in the Southeastern United States. We were organized in December 1982 under the laws of the State of Florida. Historically, our operations were primarily within the real estate industry; however, our current business strategy includes the pursuit of investments and acquisitions within or outside of the real estate industry, as well as the continued development of master-planned communities. Under this business model, we likely will not generate a consistent earnings stream and the composition of our revenues may vary widely due to factors inherent in a particular investment, including the maturity and cyclical nature of, and market conditions relating to, the business invested in. Net investment gains and other income will be based primarily on the success of our investments as well as overall market conditions.
Business Segments
          In 2008, Woodbridge engaged in business activities through the Land Division, consisting of the operations of Core Communities, LLC (“Core Communities” or “Core”), which develops master-planned communities, and through the Other Operations segment (“Other Operations”), which includes the parent company operations of Woodbridge (the “Parent Company”), the consolidated operations of Pizza Fusion Holdings, Inc. (“Pizza Fusion”), the consolidated operations of Carolina Oak Homes, LLC (“Carolina Oak”), which engaged in homebuilding in South Carolina prior to the suspension of those activities during the fourth quarter of 2008, and other activities through Cypress Creek Capital Holdings, LLC (“Cypress Creek Capital”) and Snapper Creek Equity Management, LLC (“Snapper Creek”). An equity investment in

Bluegreen Corporation (“Bluegreen”) and an investment in Office Depot, Inc. (“Office Depot”) are also included in the Other Operations segment.
          Until November 9, 2007, the Company also engaged in homebuilding activities through Levitt and Sons, LLC (“Levitt and Sons”) and reported results of operations through two additional reporting segments, Primary Homebuilding and Tennessee Homebuilding. On November 9, 2007, Levitt and Sons filed a voluntary bankruptcy petition and, accordingly, the Company deconsolidated Levitt and Sons as of that date. As a result of the deconsolidation of Levitt and Sons, the results of operations of the Primary Homebuilding segment, with the exception of Carolina Oak, and Tennessee Homebuilding segments were only included as separate segments through November 9, 2007, the date of Woodbridge’s deconsolidation of Levitt and Sons (see Note 24 to our audited consolidated financial statements included in Item 8 for financial information of Levitt and Sons). The presentation and allocation of the assets, liabilities and results of operations of each segment may not reflect the actual economic costs of the segment as a stand-alone business. If a different basis of allocation were utilized, the relative contributions of the segment might differ but, in management’s view, the relative trends in segments would not likely be impacted. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and (Note 21) to our audited consolidated financial statements contained under Item 8. “Financial Statements and Supplementary Data” for a discussion of trends, results of operations, and other relevant information on each segment.
Land Division
          Core Communities was founded in May 1996 to develop a master—planned community in Port St. Lucie, Florida now known as St. Lucie West. Historically, its activities focused on the development of a master-planned community in Port St. Lucie, Florida called Tradition, Florida and a community outside of Hardeeville, South Carolina called Tradition Hilton Head. Tradition, Florida has been in active development for several years, while Tradition Hilton Head is in the early stage of development. As a master-planned community developer, Core Communities engages in four primary activities: (i) the acquisition of large tracts of raw land; (ii) planning, entitlement and infrastructure development; (iii) the sale of entitled land and/or developed lots to homebuilders and commercial, industrial and institutional end-users; and (iv) the development and leasing of commercial space to commercial, industrial and institutional end-users.
          St. Lucie West is a 4,600 acre master-planned community located in St. Lucie County, Florida. It is bordered by Interstate 95 to the west and Florida’s Turnpike to the east. The community blends residential, commercial and industrial developments where residents have access to commerce, recreation, entertainment, religious, and educational facilities all within the community. St. Lucie West is completely sold out and substantially built out. There are more than 6,000 homes in St. Lucie West housing nearly 15,000 residents.
          Tradition, Florida encompasses more than 8,200 total acres and is planned to include a 4.5-mile long employment corridor along I-95, educational and health care facilities, commercial properties, residential developments and other uses in a series of mixed-use parcels. As part of the employment corridor, a 120-acre research park is being marketed as the Florida Center for Innovation at Tradition (“FCI”), within which the Torrey Pines Institute for Molecular Studies (TPIMS) has built its new headquarters. FCI is planned to consist of just under two million square feet of research and development space, a 300 bed Martin Memorial Health Systems hospital, a 27-acre lake with a 1-mile fitness trail and recreational amenities, state-of-the-art fiber optic cabling, underground electrical power and proximity to high-quality housing, restaurants, hotels and shopping. Mann Research Center also purchased a 22.4 acre parcel within the FCI on which it intends to build a 400,000-square-foot life sciences complex. Oregon Health & Science University’s Vaccine and Gene Therapy Institute also announced plans to locate a 120,000-square-foot facility within FCI. Special assessment bonds are being utilized to provide financing for certain infrastructure developments.
          Tradition Hilton Head encompasses almost 5,400 total acres and is currently entitled for up to 9,500 residential units and 1.5 million square feet of commercial space, in addition to recreational areas, educational facilities and emergency services.

          Our Land Division recorded $11.3 million in sales in 2008 compared to $16.6 million in 2007 as demand for residential and commercial inventory in Florida remained slow. The overall slowdown in the real estate markets and disruptions in credit markets continue to have a negative effect on demand for residential land in our Land Division which historically was partially mitigated by increased commercial leasing revenue. Traffic at the Tradition, Florida information center remains slow, reflecting the overall state of the Florida real estate market. In response to these market conditions, the Land Division has concentrated on commercial property. In addition to sales of parcels to developers, the Land Division plans to continue to internally develop certain projects for leasing to third parties subject to market demand. Core generated higher revenues in 2008 compared to 2007 due to increased rental income associated with the leasing of certain commercial properties and increased revenues relating to irrigation services provided to homebuilders, commercial users, and the residents of Tradition, Florida. Retailers at Tradition, Florida include nationally branded retail stores such as Target, Babies R Us, Bed, Bath and Beyond, Office Max, The Sports Authority, TJ Maxx, Petsmart, LA Fitness and Old Navy.
          Our Land Division’s land in development and relevant data as of December 31, 2008 were as follows:

					Non-		Third
	Date	Acres	Closed	Current	Saleable	Saleable	Acres	Acres
	Acquired	Acquired	Acres (a)	Inventory	Acres (b)	Acres (b)	Backlog	Available
Currently in Development
Tradition, Florida	1998 – 2004	8,246	1,831	6,415	2,583	3,832	—	3,832
Tradition Hilton Head	2005	5,390	166	5,224	2,417	2,807	10	2,797

Total Currently in Development		13,636	1,997	11,639	5,000	6,639	10	6,629

(a)	Closed acres for Tradition Hilton Head include 150 acres owned by Carolina Oak, a wholly owned subsidiary of Woodbridge. The revenue from this sale was eliminated in consolidation.

(b)	Actual saleable and non-saleable acres may vary over time due to changes in zoning, project design, or other factors. Non-saleable acres include, but are not limited to, areas set aside for roads, parks, schools, utilities, wetlands and other public purposes.
Other Operations
          Other Operations consist of the operations of our Parent Company, Carolina Oak, and Pizza Fusion, other activities through Cypress Creek Capital and Snapper Creek, our equity investment in Bluegreen and an investment in Office Depot.
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
          During 2008, we began evaluating our investment in Bluegreen for other-than-temporary impairment in accordance with Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) FAS 115-1/FAS 124-1, “The Meaning of Other-than-Temporary Impairment and Its Application to Certain Investments” (“FSP FAS 115-1/FAS 124-1”), Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”, (“APB No. 18”) and Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 59 (“SAB No. 59”) as the fair value of the Bluegreen stock had fallen below the carrying value of our investment in Bluegreen of approximately $12 per share. We analyzed various quantitative and qualitative factors including our intent and ability to hold the investment, the severity and duration of the impairment and the prospects for the improvement of fair value. On July 21, 2008, Bluegreen’s Board of Directors entered into a non-binding letter of intent for the sale of Bluegreen’s outstanding common stock for $15 per share to a third party, with a due diligence and exclusivity period through September 15, 2008. This due diligence and exclusivity period was subsequently extended through November 15, 2008. In October 2008, Bluegreen disclosed that the third party buyer had been unable to obtain the financing necessary to execute a sale transaction, therefore, no assurances could be provided that a sale would be completed. As of December 31, 2008, the exclusivity period had expired and Bluegreen was not able to consummate a sale.
          At September 30, 2008, our investment in Bluegreen was $119.4 million compared to the $65.8 million trading value (calculated based upon the $6.91 closing price of Bluegreen’s common stock on the New York Stock Exchange on September 30, 2008). We determined that our investment in Bluegreen was other-than-temporarily impaired due to the severity of the decline in the fair value of the investment, the probability that a sale could not be executed by Bluegreen, and due to the deterioration of the debt and equity markets in the third quarter of 2008. Therefore, we recorded an impairment charge of $53.6 million, adjusting the carrying value of our investment in Bluegreen to $65.8 million at September 30, 2008. Additionally, after further evaluation of our investment in Bluegreen as of December 31, 2008, based on, among other things, the continued decline of Bluegreen’s common stock price and the continued deterioration of the equity markets, we determined that an additional impairment of the investment in Bluegreen was appropriate. Accordingly, we recorded a $40.8 million impairment charge (calculated based upon the $3.13 closing price of Bluegreen’s common stock on the New York Stock Exchange on December 31, 2008) and adjusted the carrying value of our investment in Bluegreen to $29.8 million. On March 13, 2009, the closing price of Bluegreen’s common stock was $1.12 per share.

          Bluegreen has announced that it is implementing strategic initiatives in order to conserve cash that will significantly reduce sales, eliminate certain marketing programs, and reduce capital spending and overhead by eliminating a significant number of employees, among other things. During the fourth quarter of 2008, Bluegreen recorded $15.6 million in restructuring charges in connection with the implementation of these initiatives and recorded an $8.5 million impairment charge related to its goodwill.
Investment in Office Depot
          During March 2008, we, together with Woodbridge Equity Fund LLLP, a newly formed limited liability limited partnership wholly-owned by us, purchased 3,000,200 shares of Office Depot common stock, which represented approximately one percent of Office Depot’s outstanding stock. These Office Depot shares were acquired at an average price of $11.33 per share for an aggregate purchase price of approximately $34.0 million. During June 2008, we sold 1,565,200 shares of Office Depot common stock at an average price of $12.08 per share for an aggregate sales price of approximately $18.9 million.
          During December 2008, we performed an impairment analysis of our remaining investment in Office Depot common stock in accordance with FSP FAS 115-1/FAS 124-1. As result of the impairment analysis, we concluded that based on deteriorating economic conditions which could negatively impact the future earning potential of Office Depot, the continued decline of the Office Depot stock price, the continued decline in the overall economy and credit markets and the unpredictability of the recovery of the Office Depot stock price, there was an other-than-temporary impairment associated with our investment in Office Depot. As a result, we recorded an other-than-temporary impairment charge of approximately $12.0 million representing the difference of the average cost value of $11.33 per share and the fair value of $2.98 per share as of December 31, 2008, which represented our new basis in this investment. On March 13, 2009, the closing price of Office Depot’s common stock on the New York Stock Exchange was $1.10 per share.
Acquisition of Pizza Fusion
          Pizza Fusion is a restaurant franchise operating in a niche market within the quick service and organic food industries. Founded in 2006, Pizza Fusion was operating 16 locations in Florida and California through December 31, 2008 and entered into franchise agreements to open an additional 14 stores over 2009.
          On September 18, 2008, our wholly-owned subsidiary, Woodbridge Equity Fund II LP, purchased for an aggregate of $3.0 million 2,608,696 shares of Series B Convertible Preferred Stock of Pizza Fusion,

together with warrants to purchase up to an additional 1,500,000 shares of Series B Convertible Preferred Stock of Pizza Fusion at an exercise price of $1.44 per share. We also have options, exercisable on or prior to September 18, 2009, to purchase up to 521,740 additional shares of Series B Convertible Preferred Stock of Pizza Fusion at a price of $1.15 per share and, upon exercise of such options, will receive warrants to purchase up to 300,000 additional shares of Series B Convertible Preferred Stock of Pizza Fusion at an exercise price of $1.44 per share. The warrants have a 10 year term and are subject to earlier termination under certain circumstances.
          We evaluated our investment in Pizza Fusion under FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (“FIN No. 46(R)”), and determined that Pizza Fusion is a Variable Interest Entity (“VIE”). Furthermore, we concluded that we are the primary beneficiary and as such, consolidated the financial statements of Pizza Fusion as of September 18, 2008. We will continue to review our primary beneficiary status for any potential changes in ownership or capital structure that may cause us to reconsider whether we should continue to consolidate the financial statements of Pizza Fusion. The financial statements of Pizza Fusion at December 31, 2008 were not material. See (Note 3) to our audited consolidated financial statements for further information.
Carolina Oak
          In 2007, we acquired from Levitt and Sons all of the outstanding membership interests in Carolina Oak, a South Carolina limited liability company (formerly known as Levitt and Sons of Jasper County, LLC), for the following consideration: (i) assumption of the outstanding principal balance of a loan in the amount of $34.1 million which is collateralized by a 150 acre parcel of land owned by Carolina Oak located in Tradition Hilton Head, (ii) execution of a promissory note in the amount of $400,000 to serve as a deposit under a purchase agreement between Carolina Oak and Core Communities of South Carolina, LLC and (iii) the assumption of specified payables in the amount of approximately $5.3 million.
          During the fourth quarter of 2008, as a result of, among other things, a further deterioration in consumer confidence, an overall softening of demand for new homes, a decline in the overall economy, increasing unemployment, a deterioration in the credit markets, and the direct and indirect impact of the turmoil in the mortgage loan market, we made a decision to suspend Carolina Oak’s homebuilding activities until the residential housing market improves. Consequently, the purchase agreement between Carolina Oak and Core Communities of South Carolina was canceled and the $400,000 deposit was forfeited. Carolina Oak sold and delivered 8 units during 2008 and, as of December 31, 2008, had 6 completed unsold units. Carolina Oak has an additional 91 lots that are ready and available for home construction. The community was originally planned to consist of approximately 403 additional units. However, there can be no assurance as to when homebuilding activities in this community will be resumed.
          At December 31, 2008, we reviewed Carolina Oak project’s inventory of real estate for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). The estimated fair market value of the project was determined based on an appraisal performed by an independent third party. The independent appraisal considered, among other things, general economic conditions, competition in the market where the community is located, alternative product offerings that may impact sales price, the number of homes that can be built on the site, and alternative uses for the property such as the possibility of a sale of the entire community to another builder or the sale of individual home sites. We assessed the fair value of the project based on the appraisal performed by a third party because we believe an independent appraisal is the best estimate in determining fair value under the current circumstances. As a result of the analysis, we recorded an impairment charge of $3.5 million in cost of sales for the year ended December 31, 2008, which is reflected in the Other Operations segment.

          As previously reported, the results of operations and financial condition of Carolina Oak as of and for the years ended December 31, 2007 and 2006 were included in the Primary Homebuilding segment because its financial metrics were similar in nature to the other homebuilding projects within that segment. However, due to our acquisition of Carolina Oak and the deconsolidation of Levitt and Sons, which comprised our Primary and Tennessee Homebuilding segments, as of November 9, 2007, the results of operations and financial condition of Carolina Oak as of and for the year ended December 31, 2008 are included in the Other Operations segment.
Corporate Headquarters
          Through May 2008, our 80,000 square foot office building served as our corporate office in Fort Lauderdale, Florida. We relocated our corporate headquarters to a smaller space at the BankAtlantic corporate offices pursuant to a sublease agreement with BFC Financial Corporation, our controlling shareholder (“BFC”). Our previous corporate headquarters building is currently 50% occupied by an unaffiliated third party pursuant to a lease which expires in 2010. We will continue to seek to lease the vacated space in our former corporate headquarters to third parties, including our affiliates, in 2009. We evaluated the former corporate headquarters office building for impairment in accordance with SFAS No. 144 and determined that the carrying value approximated fair value and, therefore, no impairment was deemed necessary.
Other Investments and Joint Ventures
          In the past we have sought to mitigate the risks associated with certain real estate projects by entering into joint ventures.
          We entered into an indemnity agreement in April 2004 with a joint venture partner at Altman Longleaf relating to, among other obligations, that partner’s guarantee of the joint venture’s indebtedness. Our liability under the indemnity agreement was limited to the amount of any distributions from the joint venture which exceeds our original capital and other contributions. Levitt Commercial, LLC, our wholly-owned subsidiary (“Levitt Commercial”) owned a 20% interest in Altman Longleaf, LLC, which owned a 20% interest in this joint venture. This joint venture developed a 298-unit apartment complex in Melbourne, Florida, with construction commencing in 2004 and ending in 2006. An affiliate of our joint venture partner was the general contractor. Our original capital contributions totaled approximately $585,000 and we have received approximately $1.2 million in distributions since 2004. In December 2008, our interest in the joint venture was sold and we received approximately $182,000 as a result of the sale and we were released from any potential obligation of indemnity which may have arisen in connection with the joint venture.
Levitt Commercial
          In 2007, our Other Operations segment also consisted of Levitt Commercial, which was formed in 2001 to develop industrial, commercial, retail and residential properties. In 2007, Levitt Commercial ceased development activities after it sold all of its remaining units. Levitt Commercial’s revenues for the year ended December 31, 2007 amounted to $6.6 million which reflected the delivery of the remaining 17 flex warehouse units at its remaining development project.
Homebuilding Division
          Acquired in December 1999, Levitt and Sons was a developer of single family homes and townhome communities for active adults and families in Florida, Georgia, Tennessee and South Carolina. Levitt and Sons operated in two reportable segments, Primary Homebuilding and Tennessee Homebuilding.
          Increased inventory levels combined with weakened consumer demand for housing and tightened credit requirements has negatively affected sales, deliveries and margins throughout the homebuilding industry. In both the Primary Homebuilding and Tennessee Homebuilding segments, Levitt and Sons experienced decreased orders, decreased margins and increased cancellation rates on homes in backlog. Excess supply, particularly in previously strong markets like Florida, in combination with a reduction in demand resulting from tightened credit requirements and reductions in credit availability, as well as buyers’ fears about the direction of the market, exerted a continuous cycle of downward pricing pressure for residential homes.
          On November 9, 2007 (the “Petition Date”), Levitt and Sons and substantially all of its subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the “Chapter 11 Cases”) in the United States Bankruptcy Court for the Southern District of Florida ( the“Bankruptcy Court”). The Debtors commenced the Chapter 11 Cases in order to preserve the value of their assets and to facilitate an orderly wind-down of their businesses and disposition of their assets in a manner intended to maximize the recoveries of all constituents. See Item 3. “Legal Proceedings” for the current status of the Chapter 11 Cases.
          In connection with the filing of the Chapter 11 Cases, we deconsolidated Levitt and Sons as of November 9, 2007, eliminating all future operations from our financial results of operations. As a result of the deconsolidation of Levitt and Sons, in accordance with Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements” (“ARB No. 51”), we recorded our interest in Levitt and Sons under the cost method of accounting. Under cost method accounting, income is recognized only to the extent of cash received in the future or when Levitt and Sons is legally released from its bankruptcy obligations through the approval of the Bankruptcy Court, at which time any recorded loss in excess of the investment in Levitt and Sons can be recognized into income. As of November 9, 2007, Woodbridge had a negative investment in Levitt and Sons of $123.0 million and there were outstanding advances due from Levitt and Sons of $67.8 million at Woodbridge resulting in a net negative investment of $55.2 million. Included in the negative investment was approximately $15.8 million associated with deferred revenue related to intra-segment sales between Levitt and Sons and Core Communities. During the fourth quarter of 2008, the Company identified approximately $2.3 million of deferred revenue on intercompany sales between Core and Carolina Oak that had been misclassified against the negative investment in Levitt and Sons. As a result, the Company recorded a $2.3 million reclassification between inventory of real estate and the loss in excess of investment in subsidiary in the consolidated statements of financial condition. As a result, as of December 31, 2008, the net negative investment was $52.9 million. During the pendency of the Chapter 11 Cases, we also incurred certain administrative costs in the amount of $1.6 million and $748,000 for the years ended December 31, 2008 and 2007, respectively, relating to certain services and benefits provided by us in favor of the Debtors. These costs included the cost of maintaining employee benefit plans, providing accounting services, human resources expenses, general liability and property insurance premiums, payroll processing expenses, licensing and third-party professional fees (collectively, the “Post Petition Services”).
          As previously reported, the results of operations for the year ended December 31, 2007 included the results of operations for the Debtors through November 9, 2007, with the exception of Carolina Oak, which was included for the full year in 2007 as it was not part of the Chapter 11 Cases as discussed above.
Recent Developments
Bankruptcy of Levitt and Sons
          On February 20, 2009, the Bankruptcy Court presiding over Levitt and Sons’ Chapter 11 bankruptcy case entered an order confirming a plan of liquidation jointly proposed by Levitt and Sons and the Official Committee of Unsecured Creditors. That order also approved the settlement pursuant to the settlement agreement we entered into on June 27, 2008 (See Item 3 “Legal Proceedings”). No appeal or rehearing of the court’s order was timely filed by any party, and the settlement was consummated on March 3, 2009, at which time, payment was made in accordance with the terms and conditions of the settlement agreement. The cost of settlement and reversal of the related $52.9 million liability will be recognized into income in the first quarter of 2009. See Item 3. “Legal Proceedings” for further discussion of the Chapter 11 Cases.
Executive Compensation Program
     On September 29, 2008, our Board of Directors approved the terms of incentive programs for certain of our employees including certain of our named executive officers, pursuant to which a portion of their compensation will be based on the cash returns realized by us on our investments. The programs relate to the performance of existing investments and new investments designated by the Board (together, the “Investments”). All of our investments have been or will be held by individual limited partnerships or other legal entities established for such purpose. Participating executives and employees will have interests in the entities, which will be the basis of their incentives under the programs. Our named executive officers may have interests tied both to the performance of a particular investment as well as interests relating to the performance of the portfolio of investments as a whole.

          Woodbridge, in its capacity as investor in the investment program, will be entitled to receive a return of its invested capital and a specified rate of return on its invested capital prior to our executive officers or employees being entitled to receive any portion of the realized profits (the share to which they may be entitled is referred to as the “Carried Interest”). For existing investments, the amount of invested capital was determined as of September 1, 2008, by our Board of Directors. Once we receive our priority return of our invested capital and the stated return (which accrues from September 1, 2008), we will also generally be entitled to additional amounts that provide it with (i) at least approximately 87% of the aggregate proceeds related to our status as an investor in excess of our invested capital in that investment, plus (ii) at least 35% of all other amounts earned from third parties with respect to that investment (i.e., income not related to our status as an investor, such as management fees charged to third parties). The remaining proceeds will be available under the incentive programs for distribution among those employees directly responsible for the relevant Investments and our executive officers. The compensation committee of our Board of Directors will determine the allocations to our named executive officers. These allocations are identified in advance for each of the executive officers. Although the compensation committee can alter these allocations on a prospective basis, the total amount payable to employees and officers cannot be changed. Management will determine the amounts to be allocated among the other employee participants. The incentive programs relating to both individual investments and the program established for the executive officers with respect to the overall performance of the portfolio of investments contain clawback obligations that are intended to reduce the risk that the participants will be distributed amounts under the programs prior to our receipt of at least a return of our invested capital and the stated return. To the extent that named executive officers participate in the performance of a particular investment, their clawback obligations nevertheless refer to the performance of the portfolio as a whole. The programs contemplate that the clawback obligations will be funded solely from holdback accounts established with respect to each participant. Amounts equal to a portion of Carried Interest distribution to such participant (initially 25% and which can be increased, when appropriate, to as high as 75%) will be deposited into holdback accounts or otherwise made available for our benefit. There are also general vesting and forfeiture provisions applicable to each participant’s right to receive any Carried Interest, the terms of which may vary by individual. Our Board of Directors believes that the above-described incentive plans appropriately align payments to participants with the performance of our investments.
          The “Executive Incentive Plan” which set forth the terms of the Carried Interests of certain executive officers in the performance of the overall investments of Woodbridge and the “Investment Programs” entered into to date which set forth the Carried Interests of employees and certain executive officers in the performance of particular individual investments are included as exhibits to this Annual Report. These exhibits (rather than the general descriptions contained herein) embody the legally binding terms of the incentive arrangements, which were executed on March 13, 2009.
Acquisition of Pizza Fusion
          On September 18, 2008, our wholly-owned subsidiary, Woodbridge Equity Fund II LP, purchased for an aggregate of $3.0 million 2,608,696 shares of Series B Convertible Preferred Stock of Pizza Fusion, together with warrants to purchase up to an additional 1,500,000 shares of Series B Convertible Preferred Stock of Pizza Fusion at an exercise price of $1.44 per share. See (Note 3) to our audited consolidated financial statements for further details regarding the acquisition of Pizza Fusion.
Reclassification of Discontinued Operations
          In June 2007, Core Communities began soliciting bids from several potential buyers to purchase assets associated with two of Core’s commercial leasing projects (the “Projects”). As the criteria for assets held for sale had been met in accordance with SFAS No. 144, the assets were reclassified to assets held for sale and the liabilities related to those assets were reclassified to liabilities related to assets held for sale in prior periods. The results of operations for these assets were reclassified as discontinued operations in the third quarter of 2007 and we ceased recording depreciation expense on these Projects. During the fourth quarter of 2008, we determined that given the difficulty in predicting the timing or probability of a sale of these assets associated with the Projects as a result of, among other things, the economic downturn and disruptions in credit markets, the requirements of SFAS No. 144 necessary to classify these assets held for sale and to be included in discontinued operations were no longer met and management could not assert the Projects can be sold within a year. Therefore, the results of operations for these Projects were reclassified for the three years ending December 31, 2008 back into continuing operations in the consolidated statements of operations. In accordance with SFAS No. 144, we recorded a depreciation recapture of $3.2 million at December 31, 2008 to account for the depreciation not recorded while the assets were classified as discontinued operations. Total assets and liabilities related to the Projects were $92.7 million and $76.1 million, respectively, for the year ended December 31, 2008, and $96.2 million and 80.1 million, respectively, for the year ended December 31, 2007. In addition, total revenues related to the Projects for the years ended December 31, 2008, 2007 and 2006 were $8.7 million, $4.7 million and $1.8 million, respectively, while income (loss) related to the assets for the same periods in 2008, 2007 and 2006 was $6.0 million, $1.8 million and $(21,000), respectively.
Business Strategy
          Our business strategy involves the following principal goals:
          Continue to develop master-planned communities. While The Land Division’s strategy has generally been focused on the development of its master-planned communities in Florida and South Carolina, current economic conditions have required that development activities be reduced to a minimum. As supply and demand for both commercial and residential development approach a more reasonable balance, Core will further evaluate its position to determine when it may be economically feasible to once again initiate more expansive development activities than currently exist. Nevertheless, Core continues to market parcels to homebuilders, and the Land Division continues to focus on its commercial operations through sales to developers and through its efforts to internally develop projects for leasing to third parties. A major component of Core’s long term strategy is the development of communities that will responsibly serve its residents and businesses. The overall goal of its developments is to facilitate a regional roadway network and establish model communities that will set an example for future development. Core has established a series of community design standards which have been incorporated into the overall planning effort of master-planned communities including: utilizing a mix of housing types, including single-family neighborhoods and a variety of higher density communities; and having a neighborhood Town Center, Community School parcels, a workplace environment and community parks. The intent is to establish well-planned, innovative communities that are sustainable for the long-term.
          We view our commercial projects opportunistically and intend to periodically evaluate the short and long term benefits of retention or disposition. Margins on land sales and the many factors which impact the margin have and may continue to fall below historical levels given the current downturn in the real estate markets. Recent trends in home sales may require us to continue to hold our land inventory longer than originally projected. We intend to review each parcel ready for development to determine whether to market the parcel to third parties, to internally develop the parcel for leasing, or hold the parcel and determine later whether to pursue third party sales or internal development opportunities. Our decision will be based, in part, on the condition of the commercial real estate market and our evaluation of future prospects. Our land development activities in our master-planned communities offer a source of land for future homebuilding by others. Much of our master-planned community acreage is under varying development orders and is not immediately available for construction or sale to third parties at prices that maximize value. Third-party homebuilder sales remain an important part of our ongoing strategy to generate cash flow, maximize returns and diversify risk, as well as to create appropriate housing alternatives for different market segments in our master-planned communities.
          Operate efficiently and effectively. We raised a significant amount of capital in 2007 through a rights offering and have implemented significant reductions in workforce levels. We intend to continue our focus on aligning our staffing levels with business goals and current and anticipated future market conditions. We also intend to continue to focus on expense management initiatives throughout the organization.
          Pursue investment opportunities. We intend to pursue acquisitions and investments, using a combination of our cash and stock and third party equity and debt financing. These investments may be within or outside of the real estate industry and may also include investments with affiliated entities. We also intend to explore a variety of funding structures which might leverage or capitalize on our available cash and other assets currently owned by us. We may acquire entire businesses, or majority or minority, non-controlling interests in companies. Investing on this basis will present additional risks, including the risks inherent in the industries in which we invest and potential integration risks if we seek to integrate the acquired operations into our operations.

Seasonality
          We have historically experienced volatility, but not necessarily seasonality, in our results of operations from quarter-to-quarter due to the nature of the real estate business. Historically, land sale revenues have been sporadic and have fluctuated dramatically. In addition, margins on land sales and the many factors which impact margins may remain below historical levels given the current downturn in the real estate markets where we own properties. We are focusing on maximizing our sales efforts with homebuilders at our master-planned communities. However, due to the uncertainty in the real estate market, we expect to continue to experience a high level of volatility in our Land Division and Other Operations segment.
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
          In addition, there are relatively low barriers to entry into the real estate market. There are no required technologies that would preclude or inhibit competitors from entering our markets. Our competitors may independently develop land. A substantial portion of our operations are in Florida and South Carolina, and we expect to continue to face additional competition from new entrants into our markets.
Employees
          As of December 31, 2008, we employed a total of 84 individuals, of which 55 were part of our Land Division and 29 were part of our Other Operations segment. Our employees are not represented by any collective bargaining agreements and we have never experienced a work stoppage. We believe our employee relations are satisfactory. In January 2009, as part of our continuing efforts to align our staffing levels with our current operations, 14 employees were terminated in our Land Division.
Additional Information
          Our Internet website address is www.woodbridgeholdings.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available free of charge through our website, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Our Internet website and the information contained in or connected to our website are not incorporated into this Annual Report on Form 10-K.
          Our website also includes printable versions of our Corporate Governance Guidelines, our Code of Business Conduct and Ethics and the charters for each of the Audit, Compensation and Nominating/Corporate Governance Committees of our Board of Directors.
Executive Officers of the Registrant

Name	Position	Age
Alan B. Levan	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	64
John E. Abdo	Vice-Chairman of the Board	65
Seth M. Wise	President	39
John K. Grelle	Chief Financial Officer (Principal Accounting Officer)	65

          Alan B. Levan has been the Chairman and Chief Executive Officer of Woodbridge Holdings Corporation and its predecessors, and has held the same roles at BFC Financial Corporation since 1978. Mr. Levan is also Chairman, President and CEO of BankAtlantic Bancorp. He possesses extensive experience in the management of portfolio companies and serves on the board of directors of several BFC and Woodbridge-related companies, including Bluegreen.
          John E. Abdo has been the Vice Chairman of Woodbridge Holdings Corporation and its predecessors since its inception and of BFC Financial Corporation since 1993, while serving as a BFC board member since 1988. He has been the Vice Chairman of the Board of Directors and Chairman of the Executive Committee of BankAtlantic Bancorp, Inc. since 1987. He is also Vice Chairman of the Board of Directors of Bluegreen Corporation, and a member of the Board of Directors of Benihana, Inc.
          Seth M. Wise, President of Woodbridge Holdings Corporation has worked in the real estate industry for over twenty years. He also serves as President of Woodbridge subsidiary Core Communities. He began his career in commercial lending as a credit analyst at BankAtlantic. Mr. Wise spent 5 years in retail leasing as a Senior Leasing Executive with the Washington, D.C. based Targoff and Company and then joined the Abdo Companies as a development partner in 1996. In 2001, he joined Woodbridge Holdings Corporation as President of the commercial development subsidiary, Levitt Commercial. He then became Executive Vice President of Woodbridge Holdings Corporation in 2003 and ultimately named its President in 2005.
          John K. Grelle has been the Chief Financial Officer of Woodbridge Holdings Corporation since 2007. From 2003 through October 2007, when Mr. Grelle joined Tatum, LLC, Mr. Grelle was the founder and principal of a business formation and strategic development consulting firm. From 1996 through 2003, Mr.Grelle served as Senior Vice President and Chief Financial Officer of ULLICO Inc., a financial services conglomerate with assets in excess of $4 billion and, from 1993 through 1995, he served as Managing Director of DCG Consulting.
ITEM 1A. RISK FACTORS
RISKS RELATING TO OUR REAL ESTATE OPERATIONS
Through Core Communities and Carolina Oak, we engage in real estate activities which are speculative and involve a high degree of risk.
          The real estate industry is highly cyclical by nature. The current market is experiencing a significant decline, and future market conditions are uncertain. There are many factors which affect the real estate industry, and many of these factors are beyond our control, including:
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
The real estate market has experienced a significant downturn, and the duration and ultimate severity of the downturn is uncertain. A continued deterioration of economic conditions will adversely affect our operating results and financial condition.
          The downturn in the real estate market, which is now in its fourth year, has become one of the most severe in U.S. history. This downturn, which resulted from a decline in consumer confidence, decline in real estate prices and an oversupply of real estate available for sale, has been exacerbated by, among other things, a decline in the overall economy, increasing unemployment, fear of job loss and a decline in the securities and credit markets. The government’s legislative and administrative measures aimed at restoring liquidity to the credit markets and improving conditions in the real estate markets has only recently begun and there is no indication yet whether these measures have or will effectively stabilize prices and real estate values or restore consumer confidence and increase demand in the real estate markets.
          As a result of this downturn, and specifically the adverse impact that the combination of the lower demand and higher inventories has had on the amount of land that we are able to develop and sell and the prices at which we are able to sell the land, our operating results and financial condition have been adversely affected. We cannot predict the duration or ultimate severity of the current challenging conditions, nor can we provide assurance that our responses to the current downturn or the government’s attempts to address the troubles in the economy will be successful. If these conditions persist or continue to worsen, they will further adversely affect our operating results and financial condition.
Because real estate investments are illiquid, the downturn in the real estate market and in the economy in general has had, and may continue to have, an adverse impact on our business and cash flow.
          Real estate investments are generally illiquid. Like other companies that invest in real estate, we have a limited ability to vary our portfolio of real estate investments in response to changes in economic and other conditions. In addition, as a result of the sustained downturn in the real estate market, and in the economy in general, the estimated market value of our real estate properties has decreased and may continue to decrease in the future. Moreover, we may not be able to timely dispose of properties when we find dispositions advantageous or necessary, or complete the disposition of properties under contract to be sold, and any such dispositions may not provide proceeds in excess of the amount of our investment in the property or even in excess of the amount of any indebtedness secured by the property. As a result, we are susceptible to the risks associated with further declines in real estate values, including the risk that we may be required to record additional impairment write-downs with respect to our real estate inventory in the future if the current real estate environment does not improve or if the market value of our real estate properties otherwise continues to decline. We had $241.3 million of real estate inventory at December 31, 2008.
The commercial real estate market has been adversely affected by the current economic and credit environment.
          Economic conditions may make it more difficult to achieve projected rental and occupancy rates on Core’s commercial leasing projects, which may adversely impact the net operating income of the projects. The risks relating to Core’s commercial leasing projects include, without limitation:
•	the risk that a significant tenant or a number of tenants may file for bankruptcy protection, creating the possibility that past due rents may never be recovered;

•	the risk that leases with certain existing tenants may become overly burdensome to the lessee due to reduced business activity, and lease concessions and modifications may be necessary to avoid defaults;

•	the risk that the current adverse economic conditions and limited availability of credit may continue or deteriorate further, causing market capitalization rates on commercial properties to increase beyond present levels, thus reducing the value at which commercial projects can be sold;

•	the risk that net operating income at the commercial leasing projects may not be sufficient to meet certain debt service coverage ratio requirements, which would result in requirements for additional principal curtailment payments in order to bring the loans into compliance; and

•	the risk that vacant space will take longer to lease and that rental rates will be lower than projected or necessary to operate the project profitably.

Commercial leasing projects may not yield anticipated returns, which could harm our operating results, reduce cash flow, or the ability to sell commercial assets.
          A component of our business strategy is the development of commercial properties and assets for sale. These developments may not be as successful as expected due to the commercial leasing related risks discussed herein, as well as the risks associated with real estate development generally.
          Additionally, development of commercial projects involves the risk associated with the significant time lag between commencement and completion of the project. This time lag subjects us to greater risks relating to fluctuations in the general economy, our ability to obtain construction or permanent financing on favorable terms, if at all, our ability to achieve projected rental rates, the pace that we will be able to lease new tenants, higher than estimated construction costs (including labor and material costs), and delays in the completion of projects because of, among other factors, inclement weather, labor disruptions, construction delays or delays in receiving zoning or other regulatory approvals, or man-made or natural disasters.
We utilize community development district and special assessment district bonds to fund development costs, and we will be responsible for assessments until the underlying property is sold.
          We establish community development district and special assessment district bonds to access tax-exempt bond financing to fund infrastructure development at Core’s master-planned communities. We are responsible for any assessed amounts until the underlying property is sold. Accordingly, if we continue to hold certain of our properties longer than originally projected (as a result of a continued downturn in the real estate markets or otherwise), we may be required to pay a higher portion of annual assessments on such properties. In addition, we could be required to pay down a portion of the bonds in the event our entitlements were to decrease as to the number of residential units and/or commercial space that can be built on the properties encumbered by the bonds. Moreover, Core has guaranteed payments for assessments under the district bonds in Tradition, Florida which would require funding if future assessments to be allocated to property owners are insufficient to repay the bonds.
          The availability of tax-exempt bond financing to fund infrastructure development at Core’s master-planned communities may be adversely impacted by recent disruptions in credit markets, including the municipal bond market, by general economic conditions and by fluctuations in the real estate market. If we are not able to access this type of financing, we would be forced to obtain substitute financing, and there is no assurance that we would be able to obtain substitute financing on acceptable terms, if at all. If we are not able to obtain financing for infrastructure development, Core would be forced to use its own funds or delay development activity at its master-planned communities.
Core’s results are subject to significant volatility.
          Due to the nature and size of Core’s individual land transactions, Core’s results and our consolidated results have historically been subject to significant volatility. Land sale revenues have been sporadic and have fluctuated dramatically based upon, among other factors, changing sales prices and costs attributable to the land sold. Due to the current downturn in the real estate market, margins on land sales may continue to decline and there is no assurance that they will return to prior levels. If the real estate markets deteriorate further or if the current downturn is prolonged, we may not be able to sell land at prices above our carrying cost or even in amounts necessary to repay our indebtedness. In addition to the impact of economic and market factors, the sales price and margin of land sold varies depending upon: the location; the parcel size; whether the parcel is sold as raw land, partially developed land or individually developed lots; the degree to which the land is entitled; and whether the designated use of land is residential or commercial.
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
          Any of these circumstances could give rise to delays in the start or completion of development at, or increase the cost of developing, Core’s master-planned communities. We compete with other real estate developers, both regionally and nationally, for labor as well as raw materials, and the competition for materials has recently become global. Increased costs in labor and materials could cause increases in construction costs. In addition, the cost of sales of real estate is dependent upon the original cost of the land acquired, the timing of the acquisition of the land, and the amount of land development, interest and real estate tax costs capitalized to the particular land parcel during active development. Future margins will continue to vary based on these and other market factors.
We are dependent upon certain key tenants in our commercial developments, and decisions made by these tenants or adverse developments in the business of these tenants could have a negative impact on our financial condition.
          Our commercial real estate centers are supported by anchor tenants which, due to size, reputation or other factors, are particularly responsible for drawing other tenants and shoppers to our centers in certain cases. We are subject to the risk that certain of these anchor tenants may be unable to make their lease payments or may decline to extend a lease upon its expiration.
          In addition, an anchor tenant may decide that a particular store is unprofitable and close its operations, and, while the anchor tenant may continue to make rental payments, its failure to occupy its premises could have an adverse effect on the property. A lease termination by an anchor tenant or a failure by that anchor tenant to occupy the premises could result in lease terminations or reductions in rent by other tenants in the same shopping center. Vacated anchor tenant space also tends to adversely affect the entire shopping center because of the loss of the departed anchor tenant’s power to draw customers to the center. We may not be able to quickly re-lease vacant space on favorable terms, if at all. Any of these developments could adversely affect our financial condition or results of operations.
It may be difficult and costly to rent vacant space and space which may become vacant in future periods.
          Our goal is to improve the performance of our properties by leasing available space and re-leasing vacated space. However, we may not be able to maintain our overall occupancy levels. Our ability to continue to lease or re-lease vacant space in our commercial properties will be affected by many factors, including our properties’ locations, current market conditions and the provisions of the leases we enter into with the tenants at our properties. In fact, many of the factors which could cause our current tenants to vacate their space could also make it more difficult for us to re-lease that space. The failure to lease or to re-lease vacant space on satisfactory terms could harm our operating results.
          If we are able to re-lease vacated space, there is no assurance that rental rates will be equal to or in excess of current rental rates. In addition, we may incur substantial costs in obtaining new tenants, including brokerage commission fees paid by us in connection with new leases or lease renewals, and the cost of leasehold improvements.
Additional adverse changes in economic conditions where we conduct our operations could further reduce the demand for real estate and, as a result, could further adversely impact our results of operations and financial condition.
          Adverse changes in national, regional and local economic conditions, especially in Florida and to a lesser extent South Carolina where our operations are concentrated, have had and may continue to have a negative impact on our business. Continued adverse changes in, among other things, employment levels, job growth, consumer confidence, interest rates and population growth, or a continued oversupply of land for sale may further reduce demand and depress real estate prices, which, in turn, could adversely impact our results of operations and financial condition.

If prospective purchasers of our inventory and tenants are not able to obtain suitable financing, our results of operations may further decline.
          Our results of operations are dependent in part on the ability of prospective purchasers of our real estate inventory and prospective commercial tenants to secure financing. The recent deterioration of the credit markets and the related tightening of credit standards may impact the ability of prospective purchasers and tenants to secure financing on acceptable terms, if at all. This may, in turn, negatively impact land sales and long-term rental and occupancy rates as well as the value of Core’s commercial properties.
Natural disasters could have an adverse effect on our real estate operations.
          The Florida and South Carolina markets in which we operate are subject to the risks of natural disasters such as hurricanes and tropical storms. These natural disasters could have a material adverse effect on our business by causing the incurrence of uninsured losses, increased insurance rates, including homebuyer insurance rates, delays in construction, and shortages and increased costs of labor and building materials.
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
A portion of our revenues from land sales in Core’s master-planned communities are recognized for accounting purposes under the percentage of completion method. Therefore, if our actual results differ from our assumptions, our profitability may be reduced.
          Under the percentage of completion method of accounting for recognizing revenue, we record revenue and cost of sales as work on the project progresses based on the percentage of actual work incurred compared to the total estimated costs. This method relies on estimates of total expected project costs. Revenue and cost estimates are reviewed and revised periodically as the work progresses. Adjustments are reflected in sales of real estate and cost of sales in the period when such estimates are revised. Variation of actual results compared to our estimated costs in Core’s master-planned communities could cause material changes to our net margins.
Product liability litigation and claims that arise in the ordinary course of business may be costly.
          Our commercial real estate development business is subject to construction defect and product liability claims arising in the ordinary course of business. These claims are common in the commercial real estate industries and can be costly. We have, and many of our subcontractors have, general liability, property, errors and omissions, workers compensation and other business insurance. However, these insurance policies only protect us against a portion of our risk of loss from claims. In addition, because of the uncertainties inherent in these matters, we cannot provide reasonable assurance that our insurance coverage or our subcontractor arrangements will be adequate to address all warranty, construction defect and liability claims in the future. In addition, the costs of insuring against construction defect and product liability claims, if applicable, are substantial and the amount of coverage offered by insurance companies is also currently limited. There can be no assurance that this coverage will not be further restricted and become more costly. If we are not able to obtain adequate insurance against these claims, we may experience losses that could negatively impact our operating results.

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
          In developing a project and building commercial properties, we may be required to obtain the approval of numerous governmental authorities regulating matters such as:
•	the installation of utility services such as gas, electric, water and waste disposal;

•	the dedication of acreage for open space, parks and schools;

•	permitted land uses; and

•	the construction design, methods and materials used.
          These laws or regulations could, among other things:
•	establish building moratoriums;

•	limit the number of commercial properties that may be built;

•	change building codes and construction requirements affecting property under construction;

•	increase the cost of development and construction; and

•	delay development and construction.
          We may also at times not be in compliance with all regulatory requirements. If we are not in compliance with regulatory requirements, we may be subject to penalties or we may be forced to incur significant expenses to cure any noncompliance. In addition, some of our land has not yet received planning approvals or entitlements necessary for development. Failure to obtain entitlements necessary for land development on a timely basis or to the extent desired may adversely affect our operating results.
          Several governmental authorities have also imposed impact fees as a means of defraying the cost of providing governmental services to developing areas, and many of these fees have increased significantly during recent years.
Building moratoriums and changes in governmental regulations may subject us to delays or increased costs of construction or prohibit development of our properties.
          We may be subject to delays or may be precluded from developing in certain communities because of building moratoriums or changes in statutes or rules that could be imposed in the future. The State of Florida and various counties have in the past and may in the future continue to declare moratoriums on the issuance of building permits and impose restrictions in areas where the infrastructure, such as roads, schools, parks, water and sewage treatment facilities and other public facilities, does not reach minimum standards. Additionally, certain counties in Florida, including counties where we are developing projects, have enacted more stringent building codes which have resulted in increased costs of construction. As a consequence, we may incur significant expenses in connection with complying with new regulatory requirements that we may not be able to pass on to purchasers or tenants.

We are subject to environmental laws and the cost of compliance could adversely affect our business.
          As a current or previous owner or operator of real property, we may be liable under federal, state, and local environmental laws, ordinances and regulations for the costs of removal or remediation of hazardous or toxic substances on, under or in the property. These laws often impose liability whether or not we knew of, or were responsible for, the presence of such hazardous or toxic substances. The cost of investigating, remediating or removing such hazardous or toxic substances may be substantial. The presence of any such substance, or the failure to promptly remediate any such substance, may adversely affect our ability to sell or lease the property, to use the property for its intended purpose, or, if we deem necessary or desirable in the future, to borrow funds using the property as collateral.
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
Our results may vary.
          Like other companies engaged in real estate activities, we historically have experienced, and expect to continue to experience, variability in operating results on a quarterly basis and from year to year. Factors expected to contribute to this variability include:
•	the cyclical nature of the real estate industry;

•	prevailing interest rates and the availability of financing;

•	weather;

•	cost and availability of materials and labor;

•	competitive conditions;

•	timing of sales of land;

•	the timing of receipt of regulatory and other governmental approvals for land development projects; and

•	the timing of the sale of our commercial leasing operations.
Levitt and Sons had surety bonds on most of their projects, some of which were subject to indemnity by Woodbridge.
          Levitt and Sons had $33.3 million in surety bonds relating to its ongoing projects at the time of the filing of the Chapter 11 Cases. In the event that these obligations are drawn and paid by the surety, Woodbridge could be responsible for up to $11.7 million plus costs and expenses in accordance with the surety indemnity agreement for these instruments. As of December 31, 2008, we had a $1.1 million in surety bonds accrual at Woodbridge related to certain bonds where management considers it probable that the Company will be required to reimburse the surety under the indemnity agreement. It is unclear given the uncertainty involved in the Chapter 11 Cases whether and to what extent the outstanding surety bonds of Levitt and Sons will be drawn and the extent to which Woodbridge may be responsible for additional amounts beyond this accrual. It is unlikely that Woodbridge would have the ability to receive any repayment, assets or other consideration as recovery of any amount it is required to pay. If losses on additional surety bonds are identified, we will need to take additional charges associated with Woodbridge’s exposure under our indemnities, and this may have a material adverse effect on our results of operations and financial condition.

RISKS RELATING TO OUR OTHER ACTIVITIES AND TO OUR COMPANY, GENERALLY
Our outstanding debt instruments impose restrictions on our operations and activities and could adversely affect our financial condition.
          At December 31, 2008, our consolidated debt was approximately $350.0 million, of which $215.3 million related to Core Communities.
          Certain loans which provide the primary financing for Tradition, Florida and Tradition Hilton Head have annual appraisal and re-margining requirements. These provisions may require Core Communities, in circumstances where the value of its real estate securing these loans declines, to pay down a portion of the principal amount of the loans to bring the loans within specified minimum loan-to-value ratios. Accordingly, should land prices decline to the point at which the loans fall below their specified minimum loan-to-value ratios, reappraisals could result in significant future re-margining payments. In addition, all of our outstanding debt instruments require us to comply with certain financial covenants. Further, one of our debt instruments contains cross-default provisions, which could cause a default on this debt instrument if we default on other debt instruments. If we fail to comply with any of these restrictions or covenants, the holders of the applicable debt could cause our debt to become due and payable prior to maturity. These accelerations or significant re-margining payments could require us to dedicate a substantial portion of our cash and cash flow from operations to payment of or on our debt and reduce our ability to use our cash for other purposes.
          Core’s loan agreements generally require repayment of specified amounts upon a sale of a portion of the property collateralizing the debt. Core also is subject to provisions in some of its loan agreements that may require additional principal payments, known as curtailment payments. Core made curtailment payments totaling approximately $19.9 million during 2008. Additional curtailment payments may be required in the future if the unfavorable current trends in the real estate market continue.
          For 2009, our anticipated minimum principal debt payment obligations total approximately $3.6 million, assuming the exercise of all loan extensions available at our discretion, in each case exclusive of any re-margining payments that could be required in the event that property serving as collateral becomes impaired, curtailment payments which may be required in the event sales are below contractual minimums and any additional amounts which may become due upon a sale of the property securing the loan. Our business may not generate sufficient cash flow from operations, and future borrowings may not be available under our existing credit facilities or any other financing sources in an amount sufficient, to enable us to service our indebtedness or fund our other liquidity needs. We may need to refinance all or a portion of our debt on or before maturity, which, due to, among other factors, the recent disruptions in the credit and capital markets, we may not be able to do on favorable terms or at all.
          Core is engaging a restructuring firm to review its cash flow models and analyze the terms of its outstanding indebtedness, and, where appropriate, to enter into discussions with its lenders relating to a restructuring of Core’s debt. If Core is not successful in restructuring its debt, it may not have sufficient resources to timely meet its obligations.
          Core’s obligations are independent of Woodbridge and Woodbridge is not legally obligated to support Core. There is no assurance that Woodbridge will provide additional resources to Core in the event that Core requires additional funds in order to meet its obligations as they become due. If Core is not able to meet its obligations as they become due, the lenders under the defaulted loans could foreclose on any property which serves as collateral for the defaulted loan and Core could be forced to cease or significantly curtail its operations, which would likely result in significant impairment charges and losses at Woodbridge.
Our current business strategy may require us to obtain additional capital, which may not be available on favorable terms, if at all.
          There is no assurance that we will be able to continue to develop our real estate projects and pursue new investments as currently contemplated using solely our capital on hand. As a result, we may in the future need to obtain additional financing in an effort to successfully implement our business strategy. These funds may be obtained through public or private debt or equity financings, additional bank borrowings or from strategic alliances. We may not be successful in obtaining additional funds in a timely manner, on favorable terms or at all, especially in light of the current adverse conditions in the capital and credit markets and, with respect to funding of Core’s master-planned communities, the adverse conditions in municipal bond markets which may impact our ability to access tax-exempt bond financing. Moreover, certain of our bank financing agreements contain provisions that limit the type and amount of debt we may incur in the future without our lenders’ consent. If we are unable to obtain any additional capital necessary to fund our real estate operations or pursue or consummate new investments, we may be required to delay, scale back or abandon some or all of our land development activities, or liquidate certain of our assets, and we may not be able to successfully implement our business strategy with respect to new investments. The occurrence of any of the above events may adversely impact our operating results and financial condition.
We are subject to the risks of the businesses that we currently hold investments in, and our future acquisitions may reduce our earnings, require us to obtain additional financing, and expose us to additional risks.
          We currently hold investments in Bluegreen, Office Depot and Pizza Fusion, and, as a result, we are subject to the risks faced by those companies in their respective industries. Each has been adversely affected by a downturn in the economy, loss of consumer confidence and disruptions in the credit markets. In addition, our business strategy includes the possibility of making material investments in other industries. While we will seek investments and acquisitions primarily in companies that provide opportunities for growth with seasoned and experienced management teams, we may not be successful in identifying these opportunities. Further, investments or acquisitions that we do complete may not prove to be successful. Acquisitions may expose us to additional risks, including the risks faced by the acquired businesses, and may have a material adverse effect on our results of operations if, among other things, the acquired businesses do not perform as expected or the acquisitions do not otherwise accomplish our strategic objectives.
          In addition, we will likely face competition in making investments or acquisitions which could increase the costs associated with the investment or acquisition. Our investments or acquisitions could initially reduce our per share earnings and add significant amortization expense or intangible asset charges. Since our acquisition strategy involves holding investments for the foreseeable future and because we do not expect to generate significant excess cash flow from operations, we may rely on additional debt or equity financing to implement our acquisition strategy. The issuance of debt will result in additional leverage which could limit our operating flexibility, and the issuance of equity could result in additional dilution to our then-current shareholders. In addition, such financing could consist of equity securities which have rights, preferences or privileges senior to our Class A or Class B Common Stock. We do not intend to seek shareholder approval of any investments or acquisitions unless required by law or regulation.
If current economic and credit market conditions do not improve and the book value of our investments continue to exceed the trading value of the shares we own, we may incur additional impairment charges in the future relating to those investments, which would adversely impact our financial condition and operating results.
          We own approximately 9.5 million shares of Bluegreen common stock, representing approximately 31% of Bluegreen’s outstanding common stock. During 2008, we evaluated our investment in Bluegreen for impairment and determined that there was an other-than-temporary impairment associated with such investment at September 30, 2008. As a result, we recorded an impairment charge of $53.6 million and adjusted the carrying value of our investment in Bluegreen as of September 30, 2008 from $119.4 million to $65.8 million. Additionally, after further evaluation of our investment in Bluegreen as of December 31, 2008, we determined that an additional impairment of our investment in Bluegreen was appropriate. Accordingly, we recorded a $40.8 million impairment charge (calculated based upon the $3.13 closing price of Bluegreen’s common stock on the New York Stock Exchange on December 31, 2008). The carrying value of our investment in Bluegreen as of December 31, 2008 was $29.8 million. There can be no assurance that we will not be required to record a further impairment charge in the future relating to our investment in Bluegreen. On March 13, 2009, the closing price of Bluegreen’s common stock on the New York Stock Exhange was $1.12 per share.
          We also own approximately 1.4 million shares of Office Depot common stock, representing less than 1% of Office Depot’s outstanding common stock. These shares are accounted for as available-for-sale securities and are carried at fair value. During 2008, we evaluated our investment in Office Depot for impairment and determined that an impairment charge was necessary. Accordingly, we recorded an other-

than-temporary impairment of $12.0 million associated with our investment in Office Depot. As of December 31, 2008, the cost of our investment in Office Depot was $16.3 million while the carrying value of such investment, recorded at fair value, was $4.3 million. If current market conditions do not improve or if the trading price of Office Depot’s common stock does not otherwise increase, then we may be required to record future other-than-temporary impairment adjustments. On March 13, 2009, the closing price of Office Depot’s common stock on the New York Stock Exchange was $1.10 per share.
          In the event we record impairments in the future with respect to our current or future investments, then the cost of the investment determined to be impaired will be written down to its fair value with a corresponding charge to earnings, which would adversely impact our financial condition and operating results.
We are subject to certain additional risks relating to our investment in Bluegreen.
          Although Bluegreen’s common stock is traded on the New York Stock Exchange, the shares of Bluegreen common stock we own may be deemed restricted stock, which would limit our ability to liquidate our investment in Bluegreen if we choose to do so. In addition, while we have made a significant investment in Bluegreen, we do not expect to receive any dividends from the company in the foreseeable future.
          For the year ended December 31, 2008, our earnings from our investment in Bluegreen were $9.0 million (after the amortization of approximately $9.2 million related to the change in the basis as a result of the impairment charge at September 30, 2008), compared to $10.3 million in 2007, and $9.7 million in 2006. At December 31, 2008, the carrying value of our investment in Bluegreen was $29.8 million. A significant portion of our earnings and book value are dependent upon Bluegreen’s ability to operate its business plan successfully, which may be difficult given the current economic environment.
The loss of the services of our key management and personnel could adversely affect our business.
          Our ability to successfully implement our business strategy will depend on our ability to attract and retain experienced and knowledgeable management and other professional staff. There is no assurance that we will be successful in attracting and retaining key management personnel.
Our controlling shareholders have the voting power to control the outcome of any shareholder vote, except in limited circumstances.
          As of December 31, 2008, BFC Financial Corporation owned all of the issued and outstanding shares of our Class B Common Stock, and 3,735,391 shares, or approximately 22.4%, of our issued and outstanding Class A Common Stock. In the aggregate, these shares represent approximately 23.6% of our total equity and approximately 59% of our total voting power. Since our Class A Common Stock and Class B Common Stock vote as a single group on most matters, BFC is in a position to control our Company and elect a majority of our Board of Directors. Additionally, Alan B. Levan, our Chairman and Chief Executive Officer, and John E. Abdo, our Vice Chairman, collectively beneficially own shares of BFC’s Class A and Class B Common Stock representing approximately 73.8% of BFC’s total voting power. As a result, Alan B. Levan and John E. Abdo effectively have the voting power to control the outcome of any vote of our shareholders, except in those limited circumstances where Florida law mandates that the holders of our Class A Common Stock vote as a separate class. BFC’s interests may conflict with the interests of our other shareholders.
Our net operating loss carryforwards could be substantially limited if we experience an ownership change as defined in the Internal Revenue Code.
          We have experienced and continue to experience net operating losses. Under the Internal Revenue Code, we may utilize our net operating loss carryforwards in certain circumstances to offset future taxable income and to reduce federal income tax liability, subject to certain requirements and restrictions. However, if we experience an “ownership change,” as defined in Section 382 of the Internal Revenue Code, then our ability to use our net operating loss carryforwards could be substantially limited, which could have a negative impact on our financial position and results of operations. Generally, there is an “ownership change” if, at any time, one or more shareholders owning 5% or more of a company’s common stock have aggregate increases in their ownership of such stock of more than 50 percentage points over the prior three-year period.
          In September 2008, our Board of Directors adopted a shareholder rights plan designed to preserve shareholder value and protect our ability to use our net operating loss carryforwards by providing a deterrent to holders of less than 5% of our Class A Common Stock from acquiring a 5% or greater ownership interest in our Class A Common Stock. However, there can be no assurance that the shareholder rights plan will successfully prevent against an “ownership change” or otherwise preserve our ability to utilize our net operating loss carryforwards to offset any future taxable income, nor can there be any assurance that we will be in a position to utilize our net operating loss carryforwards in the future even if we do not experience an “ownership change.”
In the event that the Company chooses to de-register its securities from registration with the Securities and Exchange Commission, it would no longer file reports with the Securities and Exchange Commission and this could result in lower prices and more limited trading of the Company’s securities as well as adversely impact the Company’s ability to raise capital.
     In order to further reduce costs, the Company may choose to de-register its securities from the Securities and Exchange Commission, which would result in less information about the Company being publicly available to investors and could result in a lower trading price of the Company’s Class A common stock.
     During 2008, the Company failed to meet the minimum continued listing requirements of the New York Stock Exchange necessary to cause the Company’s Class A common stock to maintain its listing on the New York Stock Exchange and, consequently, the Company’s Class A common stock was de-listed. The Company’s Class A common stock is now quoted on the Pink Sheets. In order to further reduce costs, the Company may choose to de-register its securities from the Securities and Exchange Commission, as the cost of public reporting is significant. Pursuant to the rules of the Securities and Exchange Commission, if at any time the number of record holders of the Company’s Class A common stock falls below 300, including accounts held through depositories and institutional custodians, then the Company would be permitted to elect to de-register its securities, which de-registration would be effective 90 days after making the appropriate filing with the Securities and Exchange Commission. If the Company de-registers its securities from the Securities and Exchange Commission, then the Company would cease filing periodic reports with the Securities and Exchange Commission, including current reports on Form 8-K, quarterly reports on Form 10-Q and annual reports on Form 10-K, which would result in less information about the Company being publicly available to investors. Accordingly, this could result in a lower trading price of the Company’s Class A common stock, may make it more difficult for the holders of the Company’s Class A common stock to sell or purchase shares of the Company’s Class A common stock, and may cause it to be more difficult for the Company to raise capital, which, in the event additional capital is required to operate the Company’s business, could materially and adversely impact the Company’s business, prospects, financial condition and results of operations.
ITEM 1B. UNRESOLVED STAFF COMMENTS
          None.
ITEM 2. PROPERTIES
          Our principal and executive offices are located at the Corporate Headquarters of BankAtlantic, 2100 West Cypress Creek Road, Fort Lauderdale, Florida 33309. Woodbridge utilizes space pursuant to a sublease agreement with BFC. We own an office building located at 2200 West Cypress Creek Road, Fort Lauderdale, Florida 33309. Two floors of this office building are currently leased to a third party and we will continue to seek to lease to third parties, including our affiliates, the remaining space available at this office building. Core Communities owns its executive office building in Port St. Lucie, Florida. We also have various month-to-month leases on the trailers we occupy in Tradition Hilton Head. In addition to our properties used for offices, we additionally own commercial space in Florida that is leased to third parties. Because of the nature of our real estate operations, significant amounts of property are held as inventory and property and equipment in the ordinary course of our business.
ITEM 3. LEGAL PROCEEDINGS
In re: Levitt and Sons, LLC, et al., No. 07-19845-BKC-RBR, U.S. Bankruptcy Court Southern District of Florida
          On November 9, 2007, the Debtors filed voluntary petitions for relief under the Chapter 11 Cases in the Bankruptcy Court. The Debtors commenced the Chapter 11 Cases in order to preserve the value of their assets and to facilitate an orderly wind-down of their businesses and disposition of their assets in a manner intended to maximize the recoveries of all constituents.
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
          On November 27, 2007, the Bankruptcy Court granted the Debtors’ Motion for Authority to Incur Chapter 11 Administrative Expense Claim (“Chapter 11 Admin. Expense Motion”) thereby authorizing the Debtors to incur a post petition administrative expense claim in favor of Woodbridge for Post Petition Services. While the Bankruptcy Court approved the incurrence of the amounts as unsecured post petition administrative expense claims, the cash payments of such claims was subject to additional court approval. In addition to the unsecured administrative expense claims, we had pre-petition secured and unsecured claims against the Debtors. The Debtors scheduled the amounts due to us in the Chapter 11 Cases. Our unsecured pre-petition claims scheduled by Levitt and Sons were approximately $67.3 million and the secured pre-petition claim scheduled by Levitt and Sons is approximately $460,000. We also filed contingent claims with respect to any liability we may have arising out of disputed indemnification obligations under certain surety bonds. Lastly, we implemented an employee severance fund in favor of certain employees of the Debtors. Employees who received funds as part of this program as of December 31, 2008, which totaled approximately $3.9 million paid as of that date, have assigned their unsecured claims to Woodbridge.
          In 2008, the Debtors asserted certain claims against Woodbridge, including an entitlement to a portion of the $29.7 million federal tax refund which Woodbridge received as a consequence of losses incurred at Levitt and Sons in prior periods; however, the parties entered into the Settlement Agreement described below.
          On June 27, 2008, Woodbridge entered into a settlement agreement (the “Settlement Agreement”) with the Debtors and the Joint Committee of Unsecured Creditors (the “Joint Committee”) appointed in the Chapter 11 Cases. Pursuant to the Settlement Agreement, among other things, (i) Woodbridge agreed to pay to the Debtors’ bankruptcy estates the sum of $12.5 million plus accrued interest from May 22, 2008 through the date of payment, (ii) Woodbridge agreed to waive and release substantially all of the claims it had against the Debtors, including its administrative expense claims through July 2008, and (iii) the Debtors (joined by the Joint Committee) agreed to waive and release any claims they had against Woodbridge and its affiliates. After certain of Levitt and Sons’ creditors indicated that they objected to the terms of the Settlement Agreement and stated a desire to pursue claims against Woodbridge, Woodbridge, the Debtors and the Joint Committee entered into an amendment to the Settlement Agreement, pursuant to which Woodbridge would, in lieu of the $12.5 million payment previously agreed to, pay $8 million to the Debtors’ bankruptcy estates and place $4.5 million in a release fund to be disbursed to third party creditors in exchange for a third party release and injunction. The amendment also provided for an additional $300,000 payment by Woodbridge to a deposit holders fund. The Settlement Agreement, as amended, was subject to a number of conditions, including the approval of the Bankruptcy Court. On February 20, 2009, the Bankruptcy Court presiding over Levitt and Sons’ Chapter 11 bankruptcy case entered an order confirming a plan of liquidation jointly proposed by Levitt and Sons and the Official Committee of Unsecured Creditors. That order also approved the settlement pursuant to the Settlement Agreement, as amended. No appeal or rehearing of the court’s order was timely filed by any party, and the settlement was consummated on March 3, 2009.
Robert D. Dance, individually and on behalf of all others similarly situated v. Woodbridge Holdings Corp. (formerly known as Levitt Corp.), Alan B. Levan, and George P. Scanlon, Case No. 08-60111-Civ-Graham/O’Sullivan, Southern District of Florida
          On January 25, 2008, plaintiff Robert D. Dance filed a purported class action complaint as a putative purchaser of our securities against us and certain of our officers and directors, asserting claims under the federal securities law and seeking damages. This action was filed in the United States District Court for the Southern District of Florida and is captioned Dance v. Levitt Corp. et al., No. 08-CV-60111-DLG. The securities litigation purports to be brought on behalf of all purchasers of our securities beginning on January 31, 2007 and ending on August 14, 2007. The complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder by issuing a series of false and/or misleading statements concerning our financial results, prospects and condition.
Westchester Fire Insurance Company vs. City of Brooksville Case No. 8: CA-09-486
          On February 9, 2009, the City of Brooksville, Florida filed a complaint in the Circuit Court of the Fifth Judicial Circuit in and for Hernando County, Florida. Woodbridge was named as one of the defendants. The lawsuit alleged that Levitt Corporation failed to construct certain public works projects in the City as it was required to do under a Plat Approval granted by the City for the Cascades at Southern Hills project. The lawsuit sought recovery from Westchester Fire Insurance Company, which provided surety bonds for Levitt’s performance of the public works. Although Woodbridge was named as a defendant, no cause of action was asserted against Woodbridge. The case was subsequently voluntarily dismissed without prejudice. Separately, on January 16, 2009, a federal declaratory action was filed by Westchester Fire against the City of Brooksville, Florida in the Federal District Curt for the Middle District

of Florida. Woodbridge is not a party in that litigation. However, it is anticipated that the federal court declaratory action will resolve the dispute between all parties in its entirety. Based on the claim made by the City on the bonds, at the surety’s request, Woodbridge posted a $4.0 million letter of credit as security while the matter is litigated with the City.
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
          On November 20, 2008, our Class A common stock was de-listed from the New York Stock Exchange (“NYSE”), where it was previously listed and traded under the symbol “WDG”. Our Class A common stock is currently being quoted on the Pink Sheets Electronic Quotation Service (“Pink Sheets”) under the symbol “WDGH.PK.” BFC is the sole holder of our Class B common stock and there is no trading market for our Class B common stock. The Class B common stock may only be owned by BFC or its affiliates and is convertible into Class A common stock at the discretion of the holder on a share-for-share basis.
          The following table sets forth the high and low per share sales prices of our Class A common stock for each quarter during 2007 and 2008. Prices for 2007 and through November 19, 2008 are as reported on the New York Stock Exchange. Prices for the period beginning on November 20, 2008 and ending on December 31, 2008 are as quoted on the Pink Sheets.

	2007		2008
	High	Low	High	Low
First Quarter	$77.20	$45.95	$13.15	$7.00
Second Quarter	$59.10	$42.35	$11.50	$5.50
Third Quarter	$53.10	$10.00	$6.60	$0.78
Fourth Quarter	$20.00	$7.70	$3.25	$0.02
          The stock prices do not include retail mark-ups, mark-downs or commissions. On March 13, 2009, the closing quoted price of our Class A common stock as reported on the Pink Sheets was $0.65 per share.
Shareholder Return Performance Graph
          Set forth below is a graph comparing the cumulative total returns (assuming reinvestment of dividends) for the Class A common stock, the Dow Jones U.S. Total Home Construction Index and the Russell 2000 Index and assumes $100 was invested on January 2, 2004.

	Symbol	1/2/04	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
Woodbridge Class A common stock	WDGH.PK	100.00	152.48	113.60	61.31	11.04	0.60
Dow Jones US Total Home Construction Index	DJUSHB	100.00	140.43	161.22	127.99	56.58	38.48
Russell 2000 Index	RTY	100.00	116.18	120.04	140.44	136.58	89.05

Holders
          On March 16, 2009, there were approximately 653 record holders of our Class A Common Stock and 16,656,525 shares of our Class A Common Stock were issued and outstanding. Our controlling shareholder, BFC, holds all of the 243,807 shares of our Class B common stock issued and outstanding.
Dividends
          On January 22, 2007 our Board of Directors declared a cash dividend of $0.10 per share on our Class A common stock and Class B common stock, which was paid in February 2007. There were no other dividends declared during the years ended December 31, 2008 or 2007.
          The Board has not adopted a policy of regular dividend payments. The payment of dividends in the future is subject to approval by our Board of Directors and will depend upon, among other factors, our results of operations and financial condition. We do not expect to pay dividends to shareholders for the foreseeable future.

Stock Repurchases
          In November 2008, our Board of Directors approved a stock repurchase program which authorized us to repurchase up to 5 million shares of our Class A Common Stock from time to time on the open market or in private transactions. There can be no assurance that we will repurchase all of the shares authorized for repurchase under the program, and the actual number of shares repurchased will depend on a number of factors, including levels of cash generated from operations, cash requirements for acquisitions and investment opportunities, repayment of debt, current stock price, and other factors. The stock repurchase program does not have an expiration date and may be modified or discontinued at any time. In the fourth quarter of 2008, the Company repurchased 2,385,624 shares at a cost of $1.4 million which have been recorded as treasury stock in the Statements of Financial Condition. These treasury stock shares repurchased by the Company were canceled and retired on February 25, 2009 subsequent to December 31, 2008. At December 31, 2008, 2,614,376 shares remained available for repurchase under the stock repurchase program.
          The following table provides a summary of the stock repurchase activity under the stock repurchase program during the fourth quarter of 2008:

			Total number of	Maximum number of
			shares repurchased	shares that may yet
	Total number of	Average price paid	as part of publicly	be repurchased
Period	shares repurchased	per share	announced program	under the program
November 1 - November 30, 2008	13,220	$0.4603	13,220	4,986,780
December 1 - December 31, 2008	2,372,404	$0.6038	2,372,404	2,614,376

Total	2,385,624	$0.6030	2,385,624	2,614,376

Reverse Stock Split
          On September 26, 2008, we effected a one-for-five reverse stock split. As a result of the reverse stock split, each five shares of our Class A Common Stock outstanding at the time of the reverse stock split automatically converted into one share of Class A Common Stock and each five shares of our Class B Common Stock outstanding at the time of the reverse stock split automatically converted into one share of Class B Common Stock. As a result, the number of outstanding shares of Class A Common Stock decreased from 95,197,445 to 19,042,149, and the number of outstanding shares of Class B Common Stock decreased from 1,219,031 to 243,807. The number of authorized shares of our Class A and Class B Common Stock as well as the number of shares of Class A Common Stock available for issuance under our equity compensation plans and the number of shares of Class A Common Stock underlying stock options and other exercisable or convertible instruments were also ratably decreased in connection with the reverse split. All share and per share data presented in this report for prior periods have been retroactively adjusted to reflect the reverse stock split.
Shareholder Rights Plan
          As previously reported, in September 2008, we adopted a shareholder rights plan aimed at preserving our ability to utilize our net operating loss carryforwards to offset future taxable income. Under Section 382 of the Internal Revenue Code, if we experience an “ownership change” (as defined in Section 382), then our ability to use the net operating loss carryforwards would be substantially limited. Accordingly, we adopted the rights plan to deter shareholders from acquiring a 5.0% or greater ownership interest in our Class A Common Stock, as any such acquisition might qualify as an “ownership change” under Section 382. Shareholders who owned more than 5.0% of our Class A Common Stock as of October 9, 2008 were not required to divest any of their shares.
          As part of the adoption of the rights plan, our Board of Directors declared a dividend of one right for each share of our Class A Common Stock and Class B Common Stock held of record as of the close of business on October 9, 2008. These rights are not exercisable and are not transferable apart from our Class A Common Stock or Class B Common Stock until the earlier of (i) the 10th business day after such time as a person or group acquires beneficial ownership of 5.0% or more of our Class A Common Stock and (ii) the tenth business day after a person or group commences a tender or exchange offer, the consummation of which would result in beneficial ownership by a person or group of 5.0% or more of our Class A Common Stock. Upon such time, if any, as the rights become exercisable, each rights holder (other than the shareholder whose acquisition triggered the exercisability of the rights and such shareholder’s associates and affiliates) may, for $12.00 per right, purchase shares of our Class A Common Stock with a market value of $24.00. As a result, the rights plan will generally cause substantial dilution to any person or group that acquires beneficial ownership of 5.0% or more of the outstanding shares of our Class A Common Stock without the approval of our Board of Directors.
          The rights plan will expire on September 29, 2018 unless the rights are earlier redeemed or exchanged in accordance with the rights plan or the rights plan is earlier terminated by our Board of Directors.

ITEM 6. SELECTED FINANCIAL DATA
          The following table sets forth selected consolidated financial data as of and for the years ended December 31, 2004 through 2008. Certain selected financial data presented below as of and for the years ended December 31, 2004 through 2008, are derived from our audited consolidated financial statements. In connection with the filing of the Chapter 11 Cases, Woodbridge deconsolidated Levitt and Sons as of November 9, 2007, eliminating all future operations of Levitt and Sons from Woodbridge’s financial results of operations (See Note 24 to our audited consolidated financial statements included in Item 8 for financial information of Levitt and Sons). As a result of the deconsolidation, the consolidated financial condition data for the year ended December 31, 2007 does not include the Primary and Tennessee Homebuilding segments other than the results of Carolina Oak, which was acquired by Woodbridge from Levitt and Sons in 2007. In 2008, the results of operations of Core’s commercial leasing projects were reclassified from discontinued operations back into continuing operations. Therefore, the results of operations for these projects were reclassified for all periods presented in the table below. See (Note 2) to our audited consolidated financial statements for further discussion. This table is a summary and should be read in conjunction with the audited consolidated financial statements and related notes thereto which are included elsewhere in this report.

	As of and for the Year Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands, except per share, unit and average price data)
Consolidated Operations:
Revenues from sales of real estate	$13,837	410,115	566,086	558,112	549,652
Cost of sales of real estate (a)	12,728	573,241	482,961	408,082	406,274

Margin (a)	1,109	(163,126)	83,125	150,030	143,378
Earnings from Bluegreen Corporation	8,996	10,275	9,684	12,714	13,068
Selling, general & administrative expenses	50,754	117,924	121,151	87,639	71,001
Impairment of investment in Bluegreen Corporation	(94,426)	—	—	—	—
Impairment of other investments	(14,120)	—	—	—	—
Net (loss) income	$(140,331)	(234,620)	(9,164)	54,911	57,415

Basic (loss) earnings per common share (e)	$(7.35)	(30.00)	(2.27)	13.58	15.19
Diluted (loss) earnings per common share (e)	$(7.35)	(30.00)	(2.29)	13.15	14.64
Basic weighted average common shares outstanding (thousands) (c) (e)	19,088	7,821	4,045	4,044	3,779
Diluted weighted average common shares outstanding (thousands) (c) (e)	19,088	7,821	4,045	4,156	3,861

Dividends declared per common share (e)	$—	0.10	0.40	0.40	0.20

Consolidated Financial Condition Data:
Cash	$114,798	195,181	48,391	113,562	125,522
Inventory of real estate	$241,318	227,290	822,040	611,260	413,471
Investment in Bluegreen Corporation	$29,789	116,014	107,063	95,828	80,572
Total assets	$559,254	712,851	1,090,666	895,673	678,467
Total debt	$349,952	353,790	615,703	407,970	268,226
Total liabilities	$439,724	451,745	747,427	545,887	383,678
Shareholders’ equity	$119,530	261,106	343,239	349,786	294,789
Book value per share (d)	$7.07	13.56	86.50	88.17	74.33

(a)	Margin is calculated as sales of real estate minus cost of sales of real estate. Included in cost of sales of real estate for the year ended December 31, 2008 is an impairment charge associated with the Carolina Oak homebuilding project in the amount of $3.5 million. Additionally, included in cost of sales of real estate for the years ended December 31, 2007 and 2006 are homebuilding inventory impairment charges and write-offs of deposits and pre-acquisition costs of $206.4 million and $31.1 million, respectively, in our Primary Homebuilding segment. In our Tennessee Homebuilding segment, impairment charges amounted to $11.2 million and $5.7 million in the years ended December 31, 2007 and 2006, respectively, which were included in cost of sales.

(b)	Diluted (loss) earnings per share takes into account the dilutive effect of our stock options and restricted stock using the treasury stock method and the dilution in earnings we recognize as a result of outstanding Bluegreen securities that entitle the holders thereof to acquire shares of Bluegreen’s common stock.

(c)	The weighted average number of common shares outstanding in basic and diluted (loss) earnings per common share for 2006, 2005 and 2004 were retroactively adjusted for the number of shares representing the bonus element arising from the rights offering that closed on October 1, 2007. Under the rights offering, shares of our Class A common stock were issued on October 1, 2007 at a purchase price below the market price of such shares on that date resulting in the bonus element of 1.97%. The number of weighted average shares of Class A common stock was retroactively increased by this percentage for 2006, 2005 and 2004.

(d)	Book value per share is calculated as shareholders equity divided by total number of shares issued and outstanding as of December 31 of each year.

(e)	On September 26, 2008, we effected a one-for-five reverse stock split. As a result of the reverse stock split, each five shares of our Class A Common Stock outstanding at the time of the reverse stock split automatically converted into one share of Class A Common Stock and each five shares of our Class B Common Stock outstanding at the time of the reverse stock split automatically converted into one share of Class B Common Stock. Accordingly, all share and per share data presented in this report for prior periods have been retroactively adjusted to reflect the reverse stock split.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive Overview
          We continue to focus on managing our real estate holdings during this challenging period for the real estate industry, and on efforts to bring costs in line with our strategic objectives. We have taken steps to align our staffing levels and compensation with these objectives. Our goal is to pursue acquisitions and investments in diverse industries, including investments in affiliates, using a combination of our cash and stock and third party equity and debt financing. This business strategy may result in acquisitions and investments both within and outside of the real estate industry. We may acquire entire businesses or majority or minority, non-controlling interests in companies. Under this business model, we likely will not generate a consistent earnings stream and the composition of our revenues may vary widely due to factors inherent in a particular investment, including the maturity and cyclical nature of, and market conditions relating to, the business invested in. We expect that net investment gains and other income will depend on the success of our investments as well as overall market conditions. We also intend to pursue strategic initiatives with a view to enhancing liquidity. These initiatives may include pursuing alternatives to monetize a portion of our interests in certain of Core’s assets through sale, possible joint ventures or other strategic relationships.
          Our operations have historically been concentrated in the real estate industry which is cyclical in nature. Our largest subsidiary is Core Communities, a developer of master-planned communities, which sells land to residential builders as well as to commercial developers, and internally develops, constructs and leases income producing commercial real estate. In addition, our Other Operations segment consists of an equity investment in Bluegreen, a NYSE-listed company, which represents approximately 31% of Bluegreen’s outstanding common stock, a consolidated investment in Pizza Fusion, a private company in which we made a $3.0 million investment in the third quarter of 2008 which represents approximately 41% of Pizza Fusion’s outstanding stock, and a cost method investment in Office Depot, a NYSE- listed company in which we own less than 1% of the outstanding common stock. Bluegreen is engaged in the acquisition, development, marketing and sale of ownership interests in primarily “drive-to” vacation resorts, and the development and sale of golf communities and residential land. Our Other Operations segment also includes the activities of our consolidated subsidiary, Carolina Oak, which engaged in homebuilding activities at Tradition Hilton Head prior to the suspension of those activities during the fourth quarter of 2008. As previously reported, the results of operations and financial condition of Carolina Oak as of and for the years ended December 31, 2007 and 2006 were included in the Primary Homebuilding segment because its financial metrics were similar in nature to the other homebuilding projects within that segment. However, due to our acquisition of Carolina Oak and the deconsolidation of Levitt and Sons as of November 9, 2007, which comprised our Primary Homebuilding and Tennessee Homebuilding segments, the results of operations and financial condition of Carolina Oak as of and for the year ended December 31, 2008 are included in the Other Operations segment.
Financial and Non-Financial Metrics
          Performance and prospects are evaluated using a variety of financial and non-financial metrics. The key financial metrics utilized to evaluate historical operating performance include revenues from sales of real estate, margin (which we measure as revenues from sales of real estate minus cost of sales of real estate), margin percentage (which we measure as margin divided by revenues from sales of real estate), net (loss) income and return on equity. We also continue to evaluate and monitor selling, general and administrative expenses as a percentage of revenue, our ratios of debt to shareholders’ equity and debt to total capitalization and our cash requirements. Non-financial metrics used to evaluate historical performance include saleable acres in our Land Division and the number of acres in our backlog. In evaluating future prospects, management considers financial results as well as non-financial information such as acres in backlog (measured as land subject to an executed sales contract). The ratio of debt to shareholders’ equity and cash requirements are also considered when evaluating future prospects, as are general economic factors and interest rate trends. These metrics are not an exhaustive list, and management may from time to time utilize different financial and non-financial information or may not use all of the metrics mentioned above.

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
Loss in excess of investment in Levitt and Sons
          Under ARB No. 51, consolidation of a majority-owned subsidiary is precluded where control does not rest with the majority owners. Under these rules, legal reorganization or bankruptcy represents conditions which can preclude consolidation or equity method accounting as control rests with the Bankruptcy Court, rather than the majority owner. As described elsewhere in this report, Levitt and Sons, our wholly-owned subsidiary, filed a petition for bankruptcy on November 9, 2007. Accordingly, we deconsolidated Levitt and Sons as of November 9, 2007, eliminating all future operations from our financial results of operations. In accordance with ARB No. 51, we follow the cost method of accounting to record our interest in Levitt and Sons. Under cost method accounting, income may be recognized to the extent only cash is received in the future or when Levitt and Sons is legally released from its bankruptcy obligations through the approval of the Bankruptcy Court, at which time any loss in excess of the investment in Levitt and Sons will be recognized into income. See (Note 24) to our audited consolidated financial statements for further discussion.
Fair Value Measurements
          Effective January 1, 2008, we partially adopted the provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which requires us to disclose the fair value of our investments in unconsolidated trusts and equity securities, including our investments in Bluegreen and Office Depot. Under this standard, fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). In determining fair value, we are sometimes required to use various valuation techniques. SFAS No. 157 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. As a basis for considering such assumptions, SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:
•	Level 1. Observable inputs such as quoted prices in active markets for identical assets or liabilities;

•	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3. Unobservable inputs, when there is little or no market data, which require the reporting entity to develop its own assumptions.

          When valuation techniques, other than those described as Level 1 are utilized, management must make estimations and judgments in determining the fair value for its investments. The degree to which management’s estimation and judgment is required is generally dependent upon the market pricing available for the investments, the availability of observable inputs, the frequency of trading in the investments and the investment’s complexity. If we make different judgments regarding unobservable inputs, we could potentially reach different conclusions regarding the fair value of our investments.
Investments
     We determine the appropriate classifications of investments in equity securities at the acquisition date and re-evaluate the classifications at each balance sheet date. For entities where we are not deemed to be the primary beneficiary under FIN No. 46(R) or in which we have less than a controlling financial interest evaluated under AICPA Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures” or Emerging Issues Task Force No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights”, these entities are accounted for using the equity or cost method of accounting. Typically, the cost method is used if we own less than 20% of the investee’s stock and the equity method is used if we own more than 20% of the investee’s stock. However, we have concluded that the percentage ownership of stock is not the sole determinant in applying the equity or the cost method, but the significant factor is whether the investor has the ability to significantly influence the operating and financial policies of the investee.
Equity Method
          We follow the equity method of accounting to record our interests in entities in which we do not own the majority of the voting stock or record our investment in VIEs in which we are not the primary beneficiary. These entities consist of Bluegreen Corporation and statutory business trusts. The statutory business trusts are VIEs in which we are not the primary beneficiary. Under the equity method, the initial investment in a joint venture is recorded at cost and is subsequently adjusted to recognize our share of the joint venture’s earnings or losses. Distributions received and other-than-temporary impairments reduce the carrying amount of the investment.
Cost Method
          We use the cost method for investments where we own less than a 20% interest and do not have the ability to significantly influence the operating and financial policies of the investee in accordance with relative accounting guidance. SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, requires us to designate our securities as held to maturity, available for sale, or trading, depending on our intent with regard to our investments at the time of purchase. There are currently no securities classified as held to maturity or trading.
Impairment
          Securities classified as available-for-sale are carried at fair value with net unrealized gains or losses reported as a component of accumulated other comprehensive income (loss), but do not impact our results of operations. Changes in fair value are taken to income when a decline in value is considered other-than-temporary.
          We review our equity and cost method investments quarterly for indicators of other-than-temporary impairment in accordance with FSP FAS 115-1/FAS 124-1 and SAB No. 59. This determination requires significant judgment in which we evaluate, among other factors, the fair market value of the investments, general market conditions, the duration and extent to which the fair value of the investment is less than cost, and our intent and ability to hold the investment until it recovers. We also consider specific adverse conditions related to the financial health of, and business outlook for, the investee, including industry and sector performance, rating agency actions, changes in operational and financing cash flow factors. If a decline in the fair value of the investment is determined to be other-than-temporary, an impairment charge is recorded to reduce the investment to its fair value and a new cost basis in the investment is established.
Goodwill and Intangible Assets
          We recorded certain intangible assets in connection with our acquisition of Pizza Fusion. Intangible assets consist primarily of franchise contracts which were valued using a discounted cash flow methodology and are amortized over the average life of the franchise contracts. The estimates of useful lives and expected cash flows require us to make significant judgments regarding future periods that are subject to outside factors. In accordance with SFAS No. 144, we evaluate when events and circumstances indicate that assets may be impaired and when the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. The carrying value of these assets is dependent upon estimates of future earnings that we expect to generate. If cash flows decrease significantly, intangible assets may be impaired and would be written down to their fair value.
          On at least an annual basis, we conduct a review of our goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), to determine whether the carrying value of goodwill exceeds the fair market value using a discounted cash flow methodology. In the year ended December 31, 2006, we conducted an impairment review of the goodwill related to our Tennessee Homebuilding segment, the operations of which were comprised of the activities of Bowden Building Corporation, which we acquired in 2004. We used a discounted cash flow methodology to determine the amount of impairment resulting in completely writing off goodwill of approximately $1.3 million in the year ended December 31, 2006. The write-off is included in other expenses in the consolidated statements of operations.
Revenue Recognition
          Revenue and all related costs and expenses from house and land sales are recognized at the time that closing has occurred, when title and possession of the property and the risks and rewards of ownership transfer to the buyer, and when we do not have a substantial continuing involvement in accordance with SFAS No. 66, “Accounting for Sales of Real Estate” (“SFAS 66”). In order to properly match revenues with expenses, we estimate construction and land development costs incurred and to be incurred, but not paid at the time of closing. Estimated costs to complete are determined for each closed home and land sale based upon historical data with respect to similar product types and geographical areas and allocated to closings along with actual costs incurred based on a relative sales value approach. To the extent the estimated costs to complete have significantly changed, we will adjust cost of sales in the current period for the impact on cost of sales of previously sold homes and land to ensure a consistent margin of sales is maintained.
          Revenue is recognized for certain land sales on the percentage-of-completion method when the land sale takes place prior to all contracted work being completed. Pursuant to the requirements of SFAS 66, if the seller has a continuing involvement with the property and does not transfer substantially all of the risks and rewards of ownership, profit is recognized based on the nature and extent of the seller’s continuing involvement. In the case of our land sales, this involvement typically consists of final development activities. We recognize revenue and related costs as work progresses using the percentage-of-completion method, which relies on estimates of total expected costs to complete required work. Revenue is recognized in proportion to the percentage of total costs incurred in relation to estimated total costs at the time of sale. Actual revenues and costs to complete construction in the future could differ from our current estimates. If our estimates of development costs remaining to be completed and relative sales values are significantly different from actual amounts, then our revenues, related cumulative profits and costs of sales may be revised in the period that estimates change.
          Other revenues consist primarily of rental property income, marketing revenues, irrigation service fees, and title and mortgage revenue. Irrigation service connection fees are deferred and recognized systematically over the life of the irrigation plant. Irrigation usage fees are recognized when billed as the service is performed. Rental property income consists of rent revenue from long-term leases of commercial property. We review all new leases in accordance with SFAS No. 13 “Accounting for Leases”. If the lease contains fixed escalations for rent, free-rent periods or upfront incentives, rental revenue is recognized on a straight-line basis over the life of the lease.
          Effective January 1, 2006, Bluegreen adopted AICPA Statement of Position 04-02, “Accounting for Real Estate Time-Sharing Transactions” (“SOP 04-02”). This Statement amends FASB Statement No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects” (“FAS No. 67”), to state that the guidance for incidental operations and costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-02. Bluegreen’s adoption of SOP 04-02 resulted in a one-time, non-cash, cumulative effect of change in accounting principle charge of $4.5 million to Bluegreen for the year ended December 31, 2006, and accordingly reduced the earnings in Bluegreen recorded by us by approximately $1.4 million for the same period.
Income Taxes
          We record income taxes using the liability method of accounting for deferred income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequence of temporary differences between the financial statement and income tax basis of our assets and liabilities. We estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated statements of financial condition. The recording of a net deferred tax asset assumes the realization of such asset in the future. Otherwise, a valuation allowance must be recorded to reduce this asset to its net realizable value. We consider future pretax income and ongoing prudent and feasible tax strategies in assessing the need for such a valuation allowance. In the event that we determine that we may not be able to realize all or part of the net deferred tax asset in the future, a valuation allowance for the deferred tax asset is charged against income in the period such determination is made. See Item 1. “Business — Recent Developments” for a description of the shareholder rights plan we adopted in September 2008 which is aimed at preserving our ability to use our net operating loss carryforwards to offset future taxable income.
          We file a consolidated Federal and Florida income tax return. Separate state returns are filed by subsidiaries that operate outside the state of Florida. Even though Levitt and Sons and its subsidiaries have been deconsolidated from Woodbridge for financial statement purposes, they continue to be included in our Federal and Florida consolidated tax returns until the discharge of Levitt and Sons from bankruptcy. See (Note 21) for information regarding the bankruptcy filing of Levitt and Sons. As a result of the deconsolidation of Levitt and Sons, all of Levitt and Sons’ net deferred tax assets are no longer presented in the consolidated statement of financial condition at December 31, 2008 but remain a part of Levitt and Sons’ condensed consolidated financial statements at December 31, 2008 and accordingly will be part of the tax return.
          We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB No. 109” (“FIN 48”), on January 1, 2007. FIN 48 provides guidance on recognition, measurement, presentation and disclosure in financial statements of uncertain tax positions that a company has taken or expects to take on a tax return. FIN 48 substantially changes the accounting policy for uncertain tax positions. As a result of the implementation of FIN 48, we recognized a decrease of $260,000 in the liability for unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007 balance of retained earnings. At December 31, 2008 and 2007, we had gross tax-affected unrecognized tax benefits of $2.4 million, of which $0.2 million, if recognized, would affect the effective tax rate.

Consolidated Results of Operations

				2008	2007
	Year Ended December 31,			vs. 2007	vs. 2006
	2008	2007	2006	Change	Change
	(In thousands, except per share data)
Revenues
Sales of real estate	$13,837	410,115	566,086	(396,278)	(155,971)
Other revenues	11,701	10,458	9,241	1,243	1,217

Total revenues	25,538	420,573	575,327	(395,035)	(154,754)

Costs and expenses
Cost of sales of real estate	12,728	573,241	482,961	(560,513)	90,280
Selling, general and administrative expenses	50,754	117,924	121,151	(67,170)	(3,227)
Interest expense	10,867	3,807	—	7,060	3,807
Other expenses	—	3,929	3,677	(3,929)	252

Total costs and expenses	74,349	698,901	607,789	(624,552)	91,112

Earnings from Bluegreen Corporation	8,996	10,275	9,684	(1,279)	591
Impairment of investment in Bluegreen Corporation	(94,426)	—	—	(94,426)	—
Impairment of other investments	(14,120)	—	—	(14,120)	—
Interest and other income	8,030	11,264	7,844	(3,234)	3,420

Loss before income taxes	(140,331)	(256,789)	(14,934)	116,458	(241,855)
Benefit for income taxes	—	22,169	5,770	(22,169)	16,399

Net loss	$(140,331)	(234,620)	(9,164)	94,289	(225,456)

Basic loss per share (c)	$(7.35)	(30.00)	(2.27)	22.65	(27.73)

Total diluted loss per share (a) (c)	$(7.35)	(30.00)	(2.29)	22.65	(27.71)

Basic weighted average shares outstanding (b) (c)	19,088	7,821	4,045	11,267	3,776
Diluted weighted average shares outstanding (b) (c)	19,088	7,821	4,045	11,267	3,776

(a)	Diluted loss per share takes into account (i) the dilution in earnings we recognize from Bluegreen as a result of outstanding securities issued by Bluegreen that enable the holders thereof to acquire shares of Bluegreen’s common stock and (ii) the dilutive effect of our stock options and restricted stock using the treasury stock method.

(b)	The weighted average number of common shares outstanding in basic and diluted loss per common share for 2006 were retroactively adjusted for a number of shares representing the bonus element arising from the rights offering that closed on October 1, 2007. Under the rights offering, shares of our Class A common stock were issued on October 1, 2007 at a purchase price below the market price of such shares on that date resulting in the bonus element of 1.97%. The number of weighted average shares of Class A common stock was retroactively increased by this percentage for 2006.

(c)	On September 26, 2008, we effected a one-for-five reverse stock split. As a result of the reverse stock split, each five shares of our Class A Common Stock outstanding at the time of the reverse stock split automatically converted into one share of Class A Common Stock and each five shares of our Class B Common Stock outstanding at the time of the reverse stock split automatically converted into one share of Class B Common Stock. Accordingly, all share and per share data presented in this report for prior periods have been retroactively adjusted to reflect the reverse stock split.
          As of November 9, 2007, the accounts of Levitt and Sons were deconsolidated from our consolidated statements of financial condition and statements of operations. Therefore, the financial data and comparative analysis in the preceding table reflected operations through November 9, 2007 related to the Primary Homebuilding and Tennessee Homebuilding segments compared to full year results of operations in 2006, with the exception of Carolina Oak which was included in the above table for the full year in 2007 since this subsidiary was not part of the Chapter 11 Cases.
For the Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007
          We incurred a consolidated net loss of $140.3 million for the year ended December 31, 2008 as compared to a consolidated net loss of $234.6 million for the year ended December 31, 2007. During 2008, we recorded impairment charges of $112.0 million, of which $108.5 million related to our investments and $3.5 million related to Carolina Oak’s inventory of real estate, compared to impairment charges of $226.9 million related to Levitt and Sons’ inventory of real estate recorded during 2007 in cost of sales. Levitt and Sons incurred a net loss of $231.4 million for the year ended December 31, 2007, which represented 98.6% of our consolidated net loss for that period. As previously disclosed, we deconsolidated Levitt and Sons as of November 9, 2007. Excluding the results of Levitt and Sons, the net loss increased by $135.0 million for the year ended December 31, 2008, primarily due to impairment charges recorded in 2008 relating to our investments in Bluegreen, Office Depot and unconsolidated trusts, and impairment charges relating to Carolina Oak’s inventory of real estate. No impairment charges related to these items were recorded in 2007. In addition, our total revenues decreased in both the Land Division and Other Operations segment during 2008 as sales of real estate decreased reflecting a further deterioration of the real estate markets, interest expense increased because less assets qualified for interest capitalization, our earnings from Bluegreen decreased as Bluegreen’s net income decreased in 2008 compared to 2007 and the benefit for income taxes decreased as our effective tax rate for 2008 was 0.0% compared to 8.6% in 2007.
          Revenues from sales of real estate decreased to $13.8 million for the year ended December 31, 2008 from $410.1 million for the year ended December 31, 2007. This decrease was primarily attributable to the deconsolidation of Levitt and Sons at November 9, 2007 as well as a decrease in sales of real estate in the Land Division and Other Operations. Levitt and Sons’ revenues from sales of real estate amounted to $387.7 million in 2007. Revenues from sales of real estate for the year ended December 31, 2008 in the Land Division decreased to $11.3 million, from $16.6 million in 2007 reflecting the sale of approximately 35 acres in 2008 compared to 40 acres in 2007. In Other Operations, revenues from sales of real estate for the year ended December 31, 2008 were $2.5 million reflecting the delivery of 8 units in Carolina Oak, compared to revenues from sales of real estate of $6.6 million in Levitt Commercial reflecting the delivery of 17 units in 2007.
          Other revenues increased $1.2 million to $11.7 million for the year ended December 31, 2008, compared to $10.5 million during the year ended December 31, 2007. Other revenues increased primarily as a result of higher leasing revenues due to the opening of the Landing at Tradition retail power center in late 2007. The increase was offset in part by decreased title and mortgage operations revenues associated with Levitt and Sons as it was not included in the consolidated results of operations for the year ended December 31, 2008. In addition, there was decreased marketing income associated with Tradition, Florida.
          Cost of sales of real estate decreased to $12.7 million during the year ended December 31, 2008, as compared to $20.7 million (excluding cost of sales, which included impairment provisions, associated with Levitt and Sons) for the year ended December 31, 2007 as sales of real estate decreased in the Land Division and Other Operations. Cost of sales of real estate in the Land Division decreased as we sold approximately 35 acres in the year ended December 31, 2008, compared to approximately 40 acres in 2007. In Other Operations, we delivered 8 units in Carolina Oak in the year ended December 31, 2008, compared to the delivery of 17 units in Levitt Commercial in 2007. In addition, we recorded $3.5 million of impairment charges related to Carolina Oak’s inventory of real estate in 2008, compared to $9.3 million in impairment charges related to capitalized interest in Other Operations recorded in 2007.
          Selling, general and administrative expenses decreased $67.2 million to $50.8 million during the year ended December 31, 2008 compared to $117.9 million during the year ended December 31, 2007. This decrease was primarily related to the deconsolidation of Levitt and Sons at November 9, 2007. Selling, general and administrative expenses attributable to Levitt and Sons in the year ended December 31, 2007 were $66.6 million. Consolidated selling, general and administrative expenses, excluding those attributable to Levitt and Sons, remained relatively unchanged in 2008 compared to 2007 totaling $50.8 million in the year ended December 31, 2008, and $51.3 million in 2007. We incurred higher property management expenses related to our commercial leasing activities, higher property tax expense due to less acreage in active development and higher expenses related to the support of community and commercial associations in our master-planned communities in the Land Division as well as higher other administrative expenses associated with marketing activities in South Carolina in 2008 compared to 2007. In addition, depreciation expenses were higher in 2008 mainly as a result of a depreciation recapture related to the reclassification of discontinued operations, and insurance costs were higher due to the absorption of certain of Levitt and Sons’ insurance costs. The above increases were offset by lower office related expenses, decreased severance charges and decreased employee compensation, benefits and incentives expense reflecting a lower associate headcount in the year ended December 31, 2008 compared to 2007 as a result of staff reductions. The number of employees decreased to 84 employees at December 31, 2008 from 125 employees at December 31, 2007.
          Interest expense consists of interest incurred minus interest capitalized. Interest incurred for the years ended December 31, 2008 and 2007 totaled $22.4 million and $50.8 million, respectively, while interest capitalized totaled $11.5 million for the year ended December 31, 2008 compared to $47.0 million in 2007. Interest expense for the year ended December 31, 2008 was $10.9 million compared to $3.8 million in 2007. The increase in interest expense was due to the completion of certain phases of development associated with our real estate inventory late in 2007, which resulted in a decreased amount of assets which qualified for interest capitalization and, therefore, the expensing of the related interest was only recorded in the fourth quarter of 2007 compared to the full year of 2008. Interest incurred was lower mainly due to decreases in the average interest rates on our debt and lower outstanding balances of notes and mortgage notes payable primarily due to the deconsolidation of Levitt and Sons at November 9, 2007. At the time of land or home sales, the capitalized interest allocated to inventory is charged to cost of sales. Cost of sales of real estate for the years ended December 31, 2008 and 2007 included previously capitalized interest of approximately $326,000 and $17.9 million, respectively.
          We did not incur other expenses in the year ended December 31, 2008, compared to $3.9 million in 2007, which consisted of a surety bond accrual, a write-off of leasehold improvements and title and mortgage operations expense. Due to the cessation of most development activity at Levitt and Sons’ projects, we evaluated Woodbridge’s exposure on the surety bonds and letters of credit supporting any Levitt and Sons projects based on indemnities Woodbridge provided to the bond holders and recorded $1.8 million in surety bonds accrual related to certain bonds where management considered it probable that reimbursement of the surety under the applicable indemnity agreement would be required. In addition to the surety bond accrual, the Other Operations segment also recorded a write-off of leasehold improvements. As part of reductions in workforce, we vacated certain leased space. Leasehold improvements in the amount of $564,000 related to the vacated space will not be recovered and were written-off in the year ended December 31, 2007. In addition, title and mortgage operations expense related to Levitt and Sons was $1.5 million.
          Bluegreen reported a net loss for the year ended December 31, 2008 of $516,000, compared to net income of $31.9 million in 2007. For the year ended December 31, 2008, our interest in Bluegreen’s earnings was $9.0 million (after the amortization of approximately $9.2 million related to the change in the basis as a result of the impairment charge on this investment at September 30, 2008), compared to $10.3 million in 2007. We review our investment in Bluegreen for impairment on a quarterly basis or as events or circumstances warrant for other-than-temporary declines in value. Based on the evaluations performed, we recorded an other-than-temporary impairment charge of $53.6 million at September 30, 2008 and an additional other-than-temporary impairment charge of $40.8 million at December 31, 2008. See (Note 10) to our audited consolidated financial statements included in Item 8 for further details of the impairment analysis of our investment in Bluegreen.
          Interest and other income decreased to $8.0 million in the year ended December 31, 2008, from $11.3 million in 2007. This decrease was related to a $5.8 million decrease in forfeited deposits in 2008 due to the deconsolidation of Levitt and Sons at November 9, 2007. The decrease was partially offset by a $2.5 million gain on sale of property and equipment and a $1.2 million gain on sale of equity securities during 2008.
          We had an effective tax rate of 0.0% in the year ended December 31, 2008 compared to 8.6% in the year ended December 31, 2007. The decrease in the effective tax rate is a result of recording a valuation allowance for those deferred tax assets that are not expected to be recovered in the future. Due to large taxable losses in 2007 and 2008 and expected taxable losses in the foreseeable future, we may not have sufficient taxable income of the appropriate character in the future and prior carryback years to realize any portion of the net deferred tax asset. At December 31, 2008, we had $155.6 million in gross deferred tax assets. After consideration of $2.3 million of deferred tax liabilities, a valuation allowance of $154.1 million was recorded. The increase in the valuation allowance from December 31, 2007 is $75.5 million. See Item 1. “Business — Recent Developments” for a description of the shareholder rights plan we adopted during September 2008 which is aimed at preserving our ability to use our net operating loss carryforwards to offset future taxable income.
For the Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006
          We had a consolidated net loss of $234.6 million for the year ended December 31, 2007 as compared to a net loss of $9.2 million for the year ended December 31, 2006. The significant loss in the year ended December 31, 2007 was the result of $226.9 million of impairment charges recorded relating to inventory of real estate of which $217.6 million was recorded in the Homebuilding Division and $9.3 million was recorded in the Other Operations segment related to capitalized interest. This compares to $36.8 million of impairment charges recorded in the year ended December 31, 2006. In addition, there were decreased sales of real estate and margins on sales of real estate by all segments, and higher selling, general and administrative expenses in the Other Operations segment and our Land Division. Interest expense was $3.8 million for the year ended December 31, 2007 while there was no interest expense in 2006. These increased expenses and lower sales of real estate were slightly offset by higher interest and other income as a result of higher interest income and forfeited deposits, and an increase in other revenues related to increased commercial lease activity generating higher rental revenues.
          Revenues from sales of real estate decreased to $410.1 million for the year ended December 31, 2007 from $566.1 million for the year ended December 31, 2006. This decrease was attributable to fewer homes delivered in the Homebuilding Division, and fewer sales in both Other Operations and the Land Division. The Homebuilding Division had lower revenue despite the average sales price of units delivered increasing to $321,000 in 2007 compared to $302,000 in the same period in 2006 due to the number of deliveries decreasing to 1,144 homes as compared to 1,660 homes during the same period in 2006. In Other Operations, Levitt Commercial delivered 17 units during the year ended December 31, 2007 recording $6.6 million in revenues compared to 29 units during the year ended December 31, 2006 and $11.0 million in revenues. The Land Division sold approximately 40 acres in the year ended December 31, 2007 as compared to 371 acres in 2006. These decreases were slightly offset by an increase in land sales recorded by the Homebuilding Division which totaled $20.1 million for the year ended December 31, 2007 while there were no comparable sales in 2006.
          Other revenues increased $1.2 million to $10.5 million for the year ended December 31, 2007, from $9.2 million during the year ended December 31, 2006, due to increased commercial lease activity generating higher rental revenues, offset in part by lower title and mortgage operations revenues due to fewer closings.
          Cost of sales of real estate increased $90.3 million to $573.2 million during the year ended December 31, 2007, as compared to $483.0 million for the year ended December 31, 2006. The increase in cost of sales was due to increased impairment charges in an aggregate amount of $226.9 million recorded in 2007 compared to $36.8 million recorded in 2006. In addition, included in cost of sales was approximately $18.8 million associated with sales by both segments of the Homebuilding Division of land that management decided not to develop further, while there were no similar sales or costs in 2006. These increases were offset by lower cost of sales due to fewer land sales recorded by the Land Division and the Other Operations segment and fewer units delivered by both segments of the Homebuilding Division.
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
          Selling, general and administrative expenses decreased $3.2 million to $117.9 million during the year ended December 31, 2007 compared to $121.2 million during the year ended December 31, 2006 primarily as a result of decreased employee compensation and benefits and other general and administrative charges in the Homebuilding Division and Other Operations as a result of the multiple reductions in force that occurred in 2007. In addition, annual incentive compensation recorded in 2007 was significantly less throughout all segments of the business compared to the year ended December 31, 2006 due to the significant reductions in force in the Homebuilding Division and significant operating losses in 2007. In addition, Levitt and Sons was deconsolidated as of November 9, 2007 and the selling, general and administrative expenses of Levitt and Sons were reflected through November 9, 2007 compared to a full year of selling, general and administrative expenses in 2006. These decreases were slightly offset by increased selling, general and administrative expenses in the Land Division segment related to operating costs associated with the commercial leasing business and increasing activity in the master-planned community in Tradition Hilton Head and restructuring related expenses recorded in Other Operations and the Homebuilding Division in the amount of $7.4 million which included severance related expenses, facilities expenses, and independent contractor expenses. As a percentage of total revenues, selling, general and administrative expenses increased to 28.0% during the year ended December 31, 2007, from 21.1% during 2006 as a result of decreased revenues.
          Interest incurred totaled $50.8 million and $42.0 million for the years ended December 31, 2007 and 2006, respectively. While all interest was capitalized in the year ended December 31, 2006, only $47.0 million was capitalized in 2007. This resulted in interest expense of $3.8 million in the year ended December 31, 2007, compared to no interest expense in the same period in 2006. The increase in interest expense was due to the completion of certain phases of development associated with our real estate inventory, which resulted in a decreased amount of assets which qualified for interest capitalization in 2007 compared to 2006. Interest incurred was higher due to higher average debt balances for the year ended December 31, 2007 as compared to the same period in 2006, as well as increases in the average interest rate on our variable-rate debt. At the time of home closings and land sales, the capitalized interest allocated to such inventory is charged to cost of sales. Cost of sales of real estate for the years ended December 31, 2007 and 2006 included previously capitalized interest of approximately $17.9 million and $15.4 million, respectively.
          Other expenses increased slightly to $3.9 million during the year ended December 31, 2007 from $3.7 million in 2006. In the year ended December 31, 2007, we recorded a surety bond accrual of $1.8 million that did not exist in 2006. In addition to the surety bond accrual, the Other Operations segment also recorded a write-off of leasehold improvements which did not exist in 2006. As part of the reductions in force discussed above and the Chapter 11 Cases, we vacated certain leased space. Leasehold improvements in the amount of $564,000 related to the vacated space will not be recovered and were written-off in the year ended December 31, 2007. These increases were offset as we did not record a write-down of goodwill in 2007, compared to the write-down of goodwill in 2006 of approximately $1.3 million associated with the Tennessee Homebuilding segment. In addition, title and mortgage expense decreased due to the decrease in closings.
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
          Interest and other income increased from $7.8 million during the year ending December 31, 2006 to $11.3 million during the same period in 2007. The increase was due to higher forfeited deposits on cancelled contracts in our Homebuilding Division as well as higher interest income due to the investment of the proceeds from the Rights Offering.
          The benefit for income taxes had an effective rate of 8.6% in the year ended December 31, 2007 compared to 38.6% in the year ended December 31, 2006. The decrease in the effective tax rate was the result of recording a valuation allowance in the year ended December 31, 2007 for those deferred tax assets that are not expected to be recovered in the future. At December 31, 2007, we had $102.6 million in gross deferred tax assets. After consideration of $24.0 million of deferred tax liabilities and the ability to carryback losses, a valuation allowance of $78.6 million was recorded. The increase in the valuation allowance from December 31, 2006 was $78.1 million.

Land Division Results of Operations

				2008	2007
	Year Ended December 31,			vs. 2007	vs. 2006
	2008	2007	2006	Change	Change
	(Dollars in thousands)
Revenues
Sales of real estate	$11,268	16,567	69,778	(5,299)	(53,211)
Other revenues	10,592	7,585	3,816	3,007	3,769

Total revenues	21,860	24,152	73,594	(2,292)	(49,442)

Costs and expenses
Cost of sales of real estate	6,632	7,447	42,662	(815)	(35,215)
Selling, general and administrative expenses	24,608	19,077	15,119	5,531	3,958
Interest expense	3,637	2,629	—	1,008	2,629

Total costs and expenses	34,877	29,153	57,781	5,724	(28,628)

Interest and other income	5,685	4,489	2,650	1,196	1,839

(Loss) income before income taxes	(7,332)	(512)	18,463	(6,820)	(18,975)
Provision for income taxes	—	(5,910)	(6,936)	5,910	1,026

Net (loss) income	$(7,332)	(6,422)	11,527	(910)	(17,949)

Operational data:
Acres sold (a)	40	40	371	—	(331)
Margin percentage (b)	41.1%	55.0%	38.9%	(13.9)%	16.1%
Unsold saleable acres	6,639	6,679	6,871	(40)	(192)
Acres subject to sales contracts — Third parties	10	259	74	(249)	185
Aggregate sales price of acres subject to sales contracts to third parties	$1,050	77,888	21,124	(76,838)	56,764

(a)	Includes 5 acres sold related to commercial projects.

(b)	Margin percentage is calculated by dividing margin (sales of real estate minus cost of sales of real estate) by sales of real estate. Sales of real estate and margin percentage include lot sales, revenues from look back provisions and recognition of deferred revenue associated with sales in prior periods.
          Due to the nature and size of individual land transactions, our Land Division results are subject to significant volatility. Although we have historically realized margins of between approximately 40.0% and 60.0% on Land Division sales, margins on land sales are likely to be below the historical range given the downturn in the real estate markets and the significant decrease in demand in Florida. Margins will fluctuate based upon changing sales prices and costs attributable to the land sold. In addition to the impact of economic and market factors, the sales price and margin of land sold varies depending upon: the location; the parcel size; whether the parcel is sold as raw land, partially developed land or individually developed lots; the degree to which the land is entitled; and whether the designated use of the land is residential or commercial. The cost of sales of real estate is dependent upon the original cost of the land acquired, the timing of the acquisition of the land, the amount of land development and interest and real estate tax costs capitalized to the particular land parcel during active development. Allocations to cost of sales involve significant management judgment and include an estimate of future costs of development, which can vary over time due to labor and material cost increases, master plan design changes and regulatory modifications. Accordingly, allocations are subject to change based on factors which are in many instances beyond management’s control. Future margins will continue to vary based on these and other market factors. If conditions in the real estate markets do not improve or deteriorate further, we may not be able to sell land at prices above our carrying cost or even in amounts necessary to repay our indebtedness.
          The number and sales value of acres subject to third party sales contracts decreased to 10 acres with a sales value of $1.1 million at December 31, 2008, compared with 259 acres with a sales value of $77.9 million at December 31, 2007. While the backlog is not an exclusive indicator of future sales activity; it provides an indication of potential future sales activity. In addition, contracts in the backlog are subject to cancellation.
For the Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007
          Revenues from sales of real estate decreased to $11.3 million during the year ended December 31, 2008, compared to $16.6 million in 2007. Sales of real estate in Tradition, Florida for the year ended December 31, 2008 consisted of the sale of 31 acres generating revenues of $8.0 million, net of deferred revenue, as compared to the sale of 37 acres generating revenues of $12.7 million, net of deferred revenue, in 2007. In addition, in the year ended December 31, 2008, we sold 11 lots encompassing approximately 4 acres in Tradition Hilton Head, recognizing revenues of $1.1 million, net of deferred revenue, compared to the sale of 9 residential lots encompassing approximately 3 acres, recognizing revenues of $1.1 million, net of deferred revenue, in 2007. In addition, revenues for the year ended December 31, 2008 included “look back” revenue of $145,000 compared to $1.5 million in the year ended December 31, 2007. “Look back” revenue relates to incremental revenue received from homebuilders based on the final resale price to the homebuilder’s customer. We also recognized deferred revenue on previously sold bulk land and residential lots totaling approximately $1.9 million for the year ended December 31, 2008, compared to recognition of deferred revenue of approximately $1.3 million in 2007. These amounts included approximately $159,000 and $733,000 in 2008 and 2007, respectively, of intercompany sales in prior periods and were eliminated in consolidation.
          Other revenues increased approximately $3.0 to $10.6 million for the year ended December 31, 2008, compared to $7.6 million during 2007. The increase was primarily the result of higher leasing revenues associated with the opening of the Landing at Tradition retail power center in late 2007. This increase was offset in part by decreased marketing income associated with Tradition, Florida.
          Cost of sales decreased $815,000 to $6.6 million during the year ended December 31, 2008, as compared to $7.4 million in 2007 due to the decrease in sales of real estate. Costs of sales for the year ended December 31, 2008 represents the costs associated with the sale of approximately 35 acres of land compared to the costs associated with the sale of approximately 40 acres in 2007.
          Margin percentage decreased to 41.1% in the year ended December 31, 2008 from 55.0% in the year ended December 31, 2007. The decrease in margin is attributable to a decrease in the average sales price per acre and less “lookback revenue” recognized in 2008 compared to 2007. “Lookback revenue” margin percentage is 100% because the associated costs were fully expensed at the time of closing.
          Selling, general and administrative expenses increased to $24.6 million during the year ended December 31, 2008 compared to $19.1 million in 2007. The increase was primarily due to higher other administrative expenses associated with increased marketing activities in Tradition Hilton Head, higher repairs and maintenance expenses related to damages from tropical storms and higher depreciation expense associated with the South Carolina irrigation facility placed in service in 2008 and a depreciation recapture as a result of the reclassification of discontinued operations. Additionally, we incurred higher property management expenses related to our commercial leasing activities, higher compensation and benefits expenses, higher expenses associated with our support of the community and commercial associations in our master-planned communities and higher property tax expense due to the completion of certain projects in the year ended December 31, 2008 compared to 2007. These increases were offset in part by a decrease in incentives and commissions expense.
          Interest incurred for the years ended December 31, 2008 and 2007 was $12.0 million and $14.4 million, respectively, while interest capitalized totaled $8.3 million for the year ended December 31, 2008 compared to $11.8 million during 2007. This resulted in interest expense of $3.6 million in the year ended December 31, 2008, compared to $2.6 million in 2007. The interest expense in the year ended December 31, 2008 of approximately $3.6 million mainly related to $1.1 million of interest expense associated with an intercompany loan with the Parent Company from funds borrowed by Core and approximately $2.5 million due to the completion of certain phases of development associated with our real estate inventory which resulted in a decreased amount of assets which qualified for interest capitalization. The interest expense in the year ended December 31, 2007 of approximately $2.6 million was attributable to the intercompany loan mentioned above. The capitalization of this interest occurred at the Parent Company level and all intercompany interest expense and income was eliminated in consolidation. Interest incurred was lower in 2008 due to decreases in the average interest rates on our notes and mortgage notes payable, partly offset by higher average debt balances for the year ended December 31, 2008 compared to 2007. At the time of land sales, the capitalized interest allocated to such inventory is charged to cost of sales. Cost of sales of real estate for the years ended December 31, 2008 and 2007 included previously capitalized interest of approximately $84,000 and $66,000, respectively.
          Interest and other income increased to $5.7 million in the year ended December 31, 2008, from $4.5 million in the year ended December 31, 2007. Interest and other income increased primarily due to a $2.5 million gain on sale of property and equipment and higher forfeited deposits in 2008 compared to 2007. The increase was partially offset by lower intercompany interest income related to the intercompany loan mentioned above.
For the Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006
          Revenues from sales of real estate decreased to $16.6 million during the year ended December 31, 2007, compared to $69.8 million in 2006. Sales of real estate in Tradition, Florida for the year ended December 31, 2007 consisted of the sale of 37 acres generating revenues of $12.7 million, net of deferred revenue, as compared to the sale of 208 acres generating revenues of $51.2 million in 2006. In 2007, demand for residential land in Tradition, Florida slowed dramatically. In addition, in the year ended December 31, 2007, we sold 9 residential lots encompassing approximately 3 acres in Tradition Hilton Head generating revenues of $1.1 million, net of deferred revenue, compared to sales to third parties in Tradition Hilton Head encompassing 10 acres generating revenues of $4.7 million in the year ended December 31, 2006 and an additional 150 acres transferred to Carolina Oak which was eliminated in consolidation. In addition, revenues for the year ended December 31, 2007 included “look back” revenues of $1.5 million compared to $870,000 in the year ended December 31, 2006. We also recognized deferred revenue on previously sold bulk land and residential lots totaling approximately $1.3 million for the year ended December 31, 2007, of which $733,000 related to sales to affiliated segments and was eliminated in consolidation. There was no similar activity for the year ended December 31, 2006.
          Other revenues increased approximately $3.8 million to $7.6 million for the year ended December 31, 2007, compared to $3.8 million during 2006. This was due to increased revenues related to irrigation services provided to homebuilders, commercial users and the residents of Tradition, Florida, marketing income associated with Tradition, Florida, and leasing revenues associated with our commercial leasing business.
          Cost of sales decreased $35.2 million to $7.4 million during the year ended December 31, 2007, as compared to $42.7 million for the same period in 2006 due to the decrease in sales of real estate.
          Margin percentage increased to 55.0% in the year ended December 31, 2007 from 38.9% in the year ended December 31, 2006. The increase in margin was primarily due to increased commercial sales in 2007 which generated a higher margin and 100% margin percentage being realized on “lookback” revenue because the associated costs were fully expensed at the time of closing.
          Selling, general and administrative expenses increased to $19.1 million during the year ended December 31, 2007 compared to $15.1 million in the same period in 2006. The increase was the result of higher employee compensation and benefits, increased operating costs associated with the commercial leasing business and increased other general and administrative costs. The number of full time employees increased to 67 at December 31, 2007, from 59 at December 31, 2006, as additional personnel were added to support development activity in Tradition Hilton Head. General and administrative costs increased due to increased expenses associated with our commercial leasing activities, increased legal expenditures, increased insurance costs and increased marketing and advertising expenditures designed to attract buyers in Florida and establish a market presence in South Carolina.
          Interest incurred for the years ended December 31, 2007 and 2006 was $14.4 million and $6.7 million, respectively. Interest capitalized totaled $11.8 million for the year ended December 31, 2007 compared to $6.7 million during 2006. The interest expense in the year ended December 31, 2007 of approximately $2.6 million was attributable to funds borrowed by Core Communities but then loaned to Woodbridge. The capitalization of this interest occurred at the consolidated level and all intercompany interest expense and income was eliminated on a consolidated basis. As noted above, interest incurred was higher due to higher outstanding balances of notes and mortgage notes payable and an increase in the average interest rate on variable-rate debt. At the time of land sales, the capitalized interest allocated to such inventory is charged to cost of sales. Cost of sales of real estate for the years ended December 31, 2007 and 2006 included previously capitalized interest of approximately $66,000 and $443,000, respectively.
          Interest and other income increased from $2.7 million during the year ending December 31, 2006, to $4.5 million during 2007. Interest and other income increased primarily due to higher intercompany interest income associated with the aforementioned intercompany loan to Woodbridge which was eliminated in consolidation. The increase was partially offset by a gain on sale of fixed assets which totaled $1.3 million in the year ended December 31, 2006 compared to $20,000 in 2007.

Other Operations Results of Operations

				2008	2007
	Year Ended December 31,			Vs. 2007	Vs. 2006
	2008	2007	2006	Change	Change
	(Dollars in thousands)
Revenues
Sales of real estate	$2,484	6,574	11,041	(4,090)	(4,467)
Other revenues	1,109	952	1,435	157	(483)

Total revenues	3,593	7,526	12,476	(3,933)	(4,950)

Costs and expenses
Cost of sales of real estate	16,151	16,793	11,649	(642)	5,144
Selling, general and administrative expenses	26,717	32,508	28,174	(5,791)	4,334
Interest expense	8,315	1,073	—	7,242	1,073
Other expenses	—	2,390	8	(2,390)	2,382

Total costs and expenses	51,183	52,764	39,831	(1,581)	12,933

Earnings from Bluegreen Corporation	8,996	10,275	9,684	(1,279)	591
Impairment of investment in Bluegreen Corporation	(94,426)	—	—	(94,426)	—
Impairment of other investments	(14,120)	—	—	(14,120)	—
Interest and other income	4,001	7,367	4,059	(3,366)	3,308

Loss before income taxes	(143,139)	(27,596)	(13,612)	(115,543)	(13,984)
Benefit for income taxes	—	34,297	5,639	(34,297)	28,658

Net (loss) income	$(143,139)	6,701	(7,973)	(149,840)	14,674

          Our Other Operations segment includes the operations of the Parent Company, Carolina Oak, and Pizza Fusion, other activities through Cypress Creek Capital and Snapper Creek, an equity investment in Bluegreen and an investment in Office Depot. We currently own approximately 9.5 million shares of the common stock of Bluegreen, which represents approximately 31% of Bluegreen’s outstanding shares as of December 31, 2008. Under equity method accounting, we recognize our pro-rata share of Bluegreen’s net income (net of purchase accounting adjustments) as pre-tax earnings. Bluegreen has not paid dividends to its shareholders; therefore, our earnings represent only our claim to the future distributions of Bluegreen’s earnings. Accordingly, we record a tax liability on our portion of Bluegreen’s net income. Our earnings in Bluegreen increase or decrease concurrently with Bluegreen’s reported results. Furthermore, a significant reduction in Bluegreen’s financial position could potentially result in additional impairment charges on our investment against our future results of operations. For a complete discussion of Bluegreen’s results of operations and financial position, we refer you to the financial statements of Bluegreen which are filed as Exhibit 99.1 to this Form 10-K.
For the Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007
          Sales of real estate in the year ended December 31, 2008 were $2.5 million reflecting the delivery of 8 units in Carolina Oak, compared to sales of real estate of $6.6 million in 2007 reflecting the delivery of 17 units at Levitt Commercial. There were no units in backlog at December 31, 2008 or December 31, 2007. Levitt Commercial completed the sale of all remaining flex warehouse units in inventory in 2007 and ceased development activities thereafter.
          Other revenues in the year ended December 31, 2008 were $1.1 million compared to $952,000 in 2007. The increase was due to an increase in leasing revenues.
          Cost of sales of real estate in the year ended December 31, 2008 was $16.2 million compared to $16.8 million in 2007. Cost of sales of real estate for the year ended December 31, 2008 related to the delivery of 8 units in Carolina Oak and a $3.5 million impairment charge related to Carolina Oak’s inventory of real estate while cost of sales of real estate in 2007 was comprised of the cost of sales of the 17 units delivered in Levitt Commercial, the expensing of interest previously capitalized and capitalized interest impairment charges related to the cessation of development on certain Levitt and Sons’ projects.
          Bluegreen reported a net loss for the year ended December 31, 2008 of $516,000, as compared to net income of $31.9 million in 2007. For the year ended December 31, 2008, our interest in Bluegreen’s income was $9.0 million (after the amortization of approximately $9.2 million related to the change in the basis as a result of the impairment charge at September 30, 2008), compared to $10.3 million in 2007. We review our investment in Bluegreen for impairment on a quarterly basis or as events or circumstances warrant for other-than-temporary declines in value. Based on the evaluations performed, we recorded an other-than-temporary impairment charge of $53.6 million at September 30, 2008 and an additional other-than-temporary impairment charge of $40.8 million at December 31, 2008. See (Note 10) to our audited consolidated financial statements included in Item 8 for further details of the impairment analysis of our investment in Bluegreen.
          Selling, general and administrative expenses decreased $5.8 million to $26.7 million during the year ended December 31, 2008 compared to $32.5 million in 2007. The decrease was attributable to decreased compensation and benefits expenses, decreased office related expenses and decreased severance charges related to the reductions in workforce associated with the bankruptcy filing of Levitt and Sons. The decrease in compensation, benefits and office related expenses is attributable to decreased headcount, as the number of employees decreased from 47 at December 31, 2007 to 29 at December 31, 2008. These decreases were offset in part by increases in professional fees associated with our investments and the bankruptcy filing of Levitt and Sons, and increased insurance costs due to the absorption of certain of Levitt and Sons’ insurance costs.
          Interest incurred was approximately $11.5 million and $10.8 million for the years ended December 31, 2008 and 2007, respectively, while interest capitalized totaled $3.2 million for the year ended December 31, 2008 compared to $9.8 million during 2007. This resulted in interest expense of $8.3 million in the year ended December 31, 2008, compared to $1.1 million in 2007. The increase in interest expense was due to the completion of certain phases of development associated with our real estate inventory late in 2007, which resulted in a decreased amount of assets which qualified for interest capitalization and, therefore, the expensing of the related interest was only recorded in the fourth quarter of 2007 compared to the full year of 2008. The increase in interest incurred was attributable to higher average debt balances for the year ended December 31, 2008 compared to 2007, offset in part by lower average interest rates. Cost of sales of real estate in the year ended December 31, 2008 included previously capitalized interest of approximately $242,000, which primarily related to the delivery of 8 units in Carolina Oak, compared to approximately $250,000 in 2007 related to the delivery of 17 units in Levitt Commercial.
          We did not incur other expenses in the year ended December 31, 2008. Other expenses for the year ended December 31, 2007 were $2.4 million and consisted of a surety bonds accrual and a write-off of leasehold improvements. In 2007, we recorded $1.8 million in surety bonds accrual related to certain bonds where management considered it probable that reimbursement of the surety under the applicable indemnity agreement would be required. In addition to the surety bond accrual, we also recorded a write-off of leasehold improvements as we vacated certain leased space as part of our workforce reductions and the Levitt and Sons bankruptcy. Leasehold improvements in the amount of $564,000 related to this vacated space will not be recovered and were written off in the year ended December 31, 2007.
          Interest and other income was approximately $4.0 million for the year ended December 31, 2008 compared to $7.4 million in 2007. This decrease was primarily the result of our realization of interest income related to intersegment loans to the Primary and Tennessee Homebuilding segments in the year ended December 31, 2007 which was eliminated in consolidation, whereas no comparable interest income was realized during 2008.
For the Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006
          Revenue from sales of real estate was $6.6 million in the year ended December 31, 2007 compared to $11.0 million in the year ended December 31, 2006. Levitt Commercial delivered 17 flex warehouse units in 2007 while 29 units were delivered during 2006. Levitt Commercial completed the sale of all flex warehouse units in inventory in 2007.

          Other revenues decreased to $952,000 in the year ended December 31, 2007 from $1.4 million in 2006 due to the reduction in leasing revenue received from a sub-tenant in one office building.
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
          Selling, general and administrative expenses increased $4.3 million to $32.5 million during the year ended December 31, 2007 compared to $28.2 million in 2006. The increase was attributable to $5.1 million of restructuring related charges associated with Woodbridge and Levitt and Sons employees. In the third and fourth quarters of 2007, substantially all of Levitt and Sons’ employees were terminated and 22 employees were terminated at Woodbridge primarily as a result of the Chapter 11 Cases. Woodbridge recorded approximately $2.4 million in the year ended December 31, 2007 of severance benefits to terminated Levitt and Sons employees to supplement the limited termination benefits which could be paid by Levitt and Sons to those employees. The restructuring related expenses were slightly offset by lower stock based compensation and annual incentive compensation expense as a result of the multiple reductions in force that occurred in 2007 and significant operating losses in 2007. The decrease in non-cash stock based compensation expense was attributable to the large number of employee terminations that occurred in 2007 which resulted in a reversal of stock compensation amounts previously accrued. The reversal related to forfeited options in connection with the terminations.
          Interest incurred in Other Operations was approximately $10.8 million and $7.4 million for the year ended December 31, 2007 and 2006, respectively. While all interest was capitalized in the year ended December 31, 2006, $9.8 million was capitalized in 2007 due to a decreased level of development associated with a portion of our real estate inventory which resulted in a decreased amount of qualified assets for interest capitalization. The increase in interest incurred was attributable to an increase in the average balance of our borrowings as a result of our issuance of trust preferred securities during 2006, and the aforementioned funds borrowed by Core Communities but then loaned to Woodbridge.
          Other expenses increased to $2.4 million during the year ended December 31, 2007 from $8,000 in 2006. In the year ended December 31, 2007, we recorded a $1.8 million surety bond accrual that did not exist in 2006. In addition to the surety bond accrual, the Other Operations segment also recorded a write-off of leasehold improvements which also did not exist in 2006. As part of the reductions in force discussed above and the Chapter 11 Cases, we vacated certain leased space. Leasehold improvements in the amount of $564,000 related to this vacated space will not be recovered and were written off in the year ended December 31, 2007.
          Interest and other income was approximately $7.4 million for the year ended December 31, 2007 compared to $4.1 million in 2006. This increase was primarily the result of the Rights Offering we completed in October 2007, the proceeds of which resulted in higher average cash balances at the Parent Company in the year ended December 31, 2007 which generated higher interest income, as well as interest income related to intersegment loans to the Primary and Tennessee Homebuilding segments which were eliminated in consolidation.

Primary Homebuilding Segment Results of Operations

				2008	2007
	Year Ended December 31,			vs. 2007	vs. 2006
	2008	2007	2006	Change	Change
	(Dollars in thousands, except average price data)
Revenues
Sales of real estate	$—	345,666	424,420	(345,666)	(78,754)
Other revenues	—	2,243	4,070	(2,243)	(1,827)

Total revenues	—	347,909	428,490	(347,909)	(80,581)

Costs and expenses
Cost of sales of real estate	—	501,206	367,252	(501,206)	133,954
Selling, general and administrative expenses	—	61,568	65,052	(61,568)	(3,484)
Interest expense	—	7,258	—	(7,258)	7,258
Other expenses	—	1,539	2,362	(1,539)	(823)

Total costs and expenses	—	571,571	434,666	(571,571)	136,905

Interest and other income	—	6,933	2,982	(6,933)	3,951

(Loss) income before income taxes	—	(216,729)	(3,194)	216,729	(213,535)
Benefit (provision) for income taxes	—	1,396	1,508	(1,396)	(112)

Net (loss) income	$—	(215,333)	(1,686)	215,333	(213,647)

Operational data:
Homes delivered	—	998	1,320	(998)	(322)
Construction starts	—	558	1,445	(558)	(887)
Average selling price of homes delivered	$—	338,000	322,000	(338,000)	16,000
Margin percentage (a)	—	(45.0)%	13.5%	45.0%	(58.5)%
Gross sales contracts (units)	—	765	1,108	(765)	(343)
Sales contracts cancellations (units)	—	382	261	(382)	121
Net orders (units)	—	383	847	(383)	(464)
Net orders (value)	$—	94,782	324,217	(94,782)	(229,435)
Backlog of homes (units)	—	—	1,126	—	(1,126)
Backlog of homes (value)	$—	—	411,578	—	(411,578)

(a)	Margin percentage is calculated by dividing margin (sales of real estate minus cost of sales of real estate) by sales of real estate.
          As of November 9, 2007, the accounts of Levitt and Sons were deconsolidated from our consolidated statements of financial condition and statements of operations. Therefore, the financial data and comparative analysis in the table above reflected operations through November 9, 2007 in the Primary Homebuilding segment compared to full year results of operations in 2006, with the exception of the results of Carolina Oak which were included in the above results for the full year in 2007 since this subsidiary was not part of the Chapter 11 Cases. Carolina Oak’s results of operations were immaterial to the segment, but were included in the Primary Homebuilding segment because it was engaged in homebuilding activities and because the financial metrics from this company were similar in nature to the other homebuilding projects within this segment that existed in 2006 and 2007.
          There are no results of operations or financial metrics included in the preceding table for the year ended December 31, 2008 due to the deconsolidation of Levitt and Sons from our consolidated financial statements at November 9, 2007. Therefore, a comparative analysis is not included in this section. For further information regarding Levitt and Sons’ results of operations, see (Note 24) to our audited consolidated financial statements included in Item 8.
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
For the Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006
          Revenues from sales of real estate decreased to $345.7 million during the year ended December 31, 2007, from $424.4 million during 2006 despite the increase in average sales price of deliveries from $322,000 in 2006 to $338,000 in 2007. During the year ended December 31, 2007, 998 homes were delivered compared to 1,320 homes delivered during 2006. The decrease in units delivered was partially offset by increased land sales. We recognized $8.0 million of revenue attributable to the sale of land that management decided not to develop further, while there were no land sales in 2006.
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
          Selling, general and administrative expenses decreased to $61.6 million during the year ended December 31, 2007, compared to $65.1 million in 2006 primarily as a result of lower employee compensation and benefits expense and decreased office and administrative expenses as a result of the multiple reductions in force that occurred in 2007. In addition, no annual incentive compensation was recorded in 2007 for the Primary Homebuilding segment. In addition, Levitt and Sons was deconsolidated as of November 9, 2007 and the selling, general and administrative expenses of Levitt and Sons were reflected through November 9, 2007 compared to a full year of selling, general and administrative expenses in 2006. These decreases were offset in part by increased legal costs primarily related to the preparation of the Levitt and Sons bankruptcy filing. As a percentage of total revenues, selling, general and administrative expense was approximately 17.7% for the year ended December 31, 2007 compared to 15.2% in 2006.
          Interest incurred totaled $31.2 million and $27.2 million for the years ended December 31, 2007 and 2006, respectively. While all interest was capitalized during the year ended December 31, 2006, $23.9 million in interest was capitalized during the year ended December 31, 2007 due to a decreased level of development occurring in the projects in the Primary Homebuilding segment in 2007 which resulted in a decreased amount of qualified assets for interest capitalization. Interest incurred increased as a result of higher average debt balances for the year ended December 31, 2007 as compared to 2006. At the time of home closings and land sales, the capitalized interest allocated to such inventory was charged to cost of sales. Cost of sales of real estate for the years ended December 31, 2007 and 2006 included previously capitalized interest of approximately $14.1 million and $9.7 million, respectively.
          Other expenses decreased to $1.5 million during the year ended December 31, 2007 from $2.4 million in 2006 as a result of a decrease in title and mortgage expense. Title and mortgage expense mostly relates to closing costs and title insurance costs for closings processed internally. These costs were lower in 2007 due to the decrease in closings.

          Interest and other income increased from $3.0 million during the year ended December 31, 2006 to $6.9 million during 2007 mainly as a result of an increase in forfeited deposits of $3.5 million resulting from increased cancellations of home sale contracts.

Tennessee Homebuilding Segment Results of Operations

				2008	2007
	Year Ended December 31,			vs. 2007	vs. 2006
	2008	2007	2006	Change	Change
	(Dollars in thousands, except average price data)
Revenues
Sales of real estate	$—	42,042	76,299	(42,042)	(34,257)

Total revenues	—	42,042	76,299	(42,042)	(34,257)

Costs and expenses
Cost of sales of real estate	—	51,360	72,807	(51,360)	(21,447)
Selling, general and administrative expenses	—	5,010	12,806	(5,010)	(7,796)
Interest expense	—	151	—	(151)	151

Other expenses	—	—	1,307	—	(1,307)
Total costs and expenses	—	56,521	86,920	(56,521)	(30,399)

Interest and other income	—	83	127	(83)	(44)

(Loss) income before income taxes	—	(14,396)	(10,494)	14,396	(3,902)
(Provision) benefit for income taxes	—	(1,700)	3,241	1,700	(4,941)

Net (loss) income	$—	(16,096)	(7,253)	16,096	(8,843)

Operational data:
Homes delivered	—	146	340	(146)	(194)
Construction starts	—	171	237	(171)	(66)
Average selling price of homes delivered	$—	205,000	224,000	(205,000)	(19,000)
Margin percentage (a)	—	(22.2)%	4.6%	22.2%	(26.8)%
Gross sales contracts (units)	—	266	412	(266)	(146)
Sales contracts cancellations (units)	—	156	143	(156)	13
Net orders (units)	—	110	269	(110)	(159)
Net orders (value)	$—	20,621	57,776	(20,621)	(37,155)
Backlog of homes (units)	—	—	122	—	(122)
Backlog of homes (value)	$—	—	26,662	—	(26,662)

(a)	Margin percentage is calculated by dividing margin (sales of real estate minus cost of sales of real estate) by sales of real estate.
          As of November 9, 2007, the accounts of Levitt and Sons were deconsolidated from our consolidated statements of financial condition and statements of operations. Therefore, the financial data and comparative analysis in the above table reflects the operations of the Tennessee Homebuilding segment through November 9, 2007 compared to full year results of operations in 2006.
          There are no results of operations or financial metrics included in the preceding table for the year ended December 31, 2008 due to the deconsolidation of Levitt and Sons from our consolidated financial statements at November 9, 2007. Therefore, a comparative analysis is not included in this section. For further information regarding Levitt and Sons’ results of operations, see (Note 24) to our audited consolidated financial statements included in Item 8.
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
          Cost of sales of real estate decreased to $51.4 million during the year ended December 31, 2007, as compared to $72.8 million during 2006 due to a decrease in home deliveries. The decrease in home deliveries was offset by increased impairment charges related to inventory, and increased cost of sales associated with land sales. Included in cost of sales in the year ended December 31, 2007 was $11.1 million associated with land sales. There were no land sales in 2006. In addition, impairment charges increased $5.5 million from $5.7 million in the year ended December 31, 2006 to $11.2 million in the year ended December 31, 2007.
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
          Selling, general and administrative expenses decreased $7.8 million to $5.0 million during the year ended December 31, 2007 compared to $12.8 million during 2006 primarily as a result of lower employee compensation and benefits, decreased broker commission costs and decreased advertising and marketing costs. The decrease in employee compensation and benefits was mainly a result of the multiple reductions in force that occurred in 2007 in connection with the filing of the Levitt and Sons bankruptcy. Decreased broker commission costs were due to lower revenues generated in the year ended December 31, 2007 compared to 2006 and the decreases associated with marketing and advertising are attributable to a decreased focus in 2007 on advertising in the Tennessee market. In addition, selling, general and administrative expenses related to the Tennessee Homebuilding segment are reflected through November 9, 2007 compared to a full year of selling, general and administrative expenses in 2006. These decreases were offset in part by increased severance related expense related to Tennessee employees, payroll taxes and other benefits associated with the terminations that occurred in 2007.
          Interest incurred totaled $1.9 million and $2.7 million for the years ended December 31, 2007 and 2006, respectively. While all interest was capitalized during the year ended December 31, 2006, $1.8 million in interest was capitalized during the year ended December 31, 2007 due to the decreased level of development in the projects in this segment in 2007 which resulted in less assets being qualified for interest capitalization. Interest incurred decreased as a result of lower average debt balances for the year ended December 31, 2007 as compared to 2006. At the time of home closings and land sales, the capitalized interest allocated to such inventory was charged to cost of sales. Cost of sales of real estate for the years ended December 31, 2007 and 2006 included previously capitalized interest of approximately $1.3 million and $2.1 million, respectively.
          There were no other expenses in the year ended December 31, 2007 compared to $1.3 million in 2006. Other expenses in the year ended December 31, 2006 reflected the write-off of $1.3 million in goodwill related to the Bowden acquisition.

FINANCIAL CONDITION
          Our total assets at December 31, 2008 and 2007 were $559.3 million and $712.9 million, respectively. The change in total assets primarily resulted from:
•	a net decrease in cash and cash equivalents of $80.4 million, which resulted from cash used in operations of $32.9 million, cash used in investing activities of $41.9 million and cash used in financing activities of $5.6 million;

•	an increase in restricted cash of $19.1 million primarily related to the funding of the Levitt and Sons Settlement Agreement, providing collateral for a letter of credit as a result of a surety bond claim and the establishment of an interest reserve for one of Core’s loan agreements;

•	a decrease in current income tax receivable as a result of the receipt of a $29.7 million federal income tax refund;

•	a decrease in our investment in Bluegreen of $86.2 million as a result of impairment charges recorded during 2008;

•	a net increase of our investment in other equity securities of $4.3 million as a result of the acquisition (net of shares sold) of shares of Office Depot and a $3.0 million investment in Pizza Fusion;

•	an increase in our investment in certificates of deposit of $9.6 million as a result of our investment in FDIC insured certificates of deposit in 2008;

•	a net increase in inventory of real estate of $14.0 million primarily associated with the land development activities of the Land Division; and

•	a decrease in property and equipment of $8.8 million due to the sale of three ground lease parcels and a depreciation adjustment related to the reclassification into continuing operations of two of Core’s commercial leasing assets previously classified as discontinued operations.
          Total liabilities at December 31, 2008 and 2007 were $439.7 million and $451.7 million, respectively. The change in total liabilities primarily resulted from:
•	a net decrease in notes and mortgage notes payable of $3.8 million primarily due to curtailment payments made in connection with a development loan collateralized by land in Tradition Hilton Head, offset in part by draws on lines of credit in the Land Division; and

•	an increase in our current tax liability of approximately $2.4 million relating to our FIN 48 liability which was netted against our current tax asset in 2007; and

•	a net decrease in accounts payable and other accrued liabilities of approximately $8.1 million primarily attributable to decreased severance and construction accruals due to payments made during the year ended December 31, 2008.
LIQUIDITY AND CAPITAL RESOURCES
          Management assesses our liquidity in terms of our cash and cash equivalent balances and our ability to generate cash to fund our operating and investment activities. During the year ended December 31, 2008, our primary sources of funds were the proceeds from the sale of real estate inventory, borrowings from financial institutions and an income tax refund. We separately manage our liquidity at the Parent Company level and at the operating subsidiary level. Subsidiary operations, consisting primarily of Core Communities’ operations, are generally financed using proceeds from sales of real estate inventory and debt financing using land or other developed assets as loan collateral. Many of the financing agreements contain covenants at the subsidiary level. Parent Company guarantees are provided only in limited circumstances and, when provided, are generally provided on a limited basis. We intend to use available cash and our borrowing capacity to pursue development of our master-planned communities and to pursue investments generally. We are also exploring ways to monetize a portion of our investment in certain of Core’s assets through joint ventures or other strategic relationships, including the possible sale of such assets. We have historically utilized community development districts to fund development costs at Core when possible. We also will use available cash to repay borrowings and to pay operating expenses.

          We believe that our current financial condition and credit relationships, together with anticipated cash flows from operations and other sources of funds, which may include proceeds from the disposition of certain properties or investments, will provide for our anticipated liquidity needs. We expect to meet our long-term liquidity requirements through the means described above, as well as long-term secured and unsecured indebtedness, and future issuances of equity and/or debt securities.
Woodbridge (Parent Company level)
          As of December 31, 2008 and 2007, Woodbridge had cash of $107.3 million and $162.0 million, respectively. Our cash decreased by $54.7 million during the year ended December 31, 2008 primarily due to the repayment of a $40.0 million intercompany loan to Core, the acquisition (net of shares sold) of 1,435,000 shares of Office Depot common stock for an aggregate cost (net of proceeds received from shares sold) of $16.3 million, severance related payments of approximately $4.9 million, a $3.0 million investment in Pizza Fusion and an increase in restricted cash of $16.4 million primarily related to funding the Levitt and Sons Settlement Agreement, and providing $4.3 million as collateral for a letter of credit. These decreases were offset in part by the receipt of approximately $29.7 million of a federal income tax refund and the receipt from Core of a $30.0 million cash dividend payment. The remaining balance was used in operations and to pay accrued expenses.
          In October 2007, Woodbridge acquired from Levitt and Sons all of the membership interests in Carolina Oak, which owns a 150 acre parcel in Tradition Hilton Head. In connection with this acquisition, the credit facility collateralized by the 150 acre parcel (the “Carolina Oak Loan”) was modified, and Woodbridge became the obligor under the Carolina Oak Loan. Woodbridge was previously a guarantor of this loan and as partial consideration for Woodbridge becoming the obligor of the Carolina Oak Loan, its membership interests in Levitt and Sons, previously pledged by Woodbridge to the lender, was released. At December 31, 2008, the outstanding balance on the Carolina Oak Loan was $37.5 million. The loan is collateralized by a first mortgage on the 150 acre parcel in Tradition Hilton Head and guaranteed by Carolina Oak. The Carolina Oak Loan is due and payable on March 21, 2011 but may be extended for one additional year at the discretion of the lender. Interest accrues under the facility at the Prime Rate (3.25% at December 31, 2008) and is payable monthly. The Carolina Oak Loan is subject to customary terms, conditions and covenants, including periodic appraisal and re-margining and the lender’s right to accelerate the debt upon a material adverse change with respect to Woodbridge. At December 31, 2008, there was no immediate availability to draw on this facility based on available collateral, and we were in compliance with the loan covenants.
          At November 9, 2007, the date of the deconsolidation of Levitt and Sons, Woodbridge had a negative investment in Levitt and Sons of $123.0 million and there were outstanding advances due to Woodbridge from Levitt and Sons of $67.8 million, resulting in a net negative investment of $55.2 million. During the fourth quarter of 2008, the Company identified approximately $2.3 million of deferred revenue on intercompany sales between Core and Carolina Oak that had been misclassified against the negative investment in Levitt and Sons. As a result, the Company recorded a $2.3 million reclassification between inventory of real estate and the loss in excess of investment in subsidiary in the consolidated statements of financial condition. As a result, as of December 31, 2008, the net negative investment was $52.9 million. After the filing of the Levitt and Sons’ bankruptcy, Woodbridge incurred certain administrative costs relating to services performed for Levitt and Sons and its employees (the “Post Petition Services”) in the amounts of $1.6 million and $748,000 in the years ended December 31, 2008 and 2007, respectively. In addition, the Debtors asserted certain claims against Woodbridge, including an entitlement to a portion of the $29.7 million federal tax refund which Woodbridge received as a consequence of losses experienced at Levitt and Sons in prior periods; however, the parties entered into the Settlement Agreement described below which resolved this issue.
          On June 27, 2008, Woodbridge entered into the Settlement Agreement with the Debtors and the

Joint Committee appointed in the Chapter 11 Cases. Pursuant to the Settlement Agreement, among other things, (i) Woodbridge agreed to pay to the Debtors’ bankruptcy estates the sum of $12.5 million plus accrued interest from May 22, 2008 through the date of payment, (ii) Woodbridge agreed to waive and release substantially all of the claims it has against the Debtors, including its administrative expense claims through July 2008, and (iii) the Debtors (joined by the Joint Committee) agreed to waive and release any claims they may have against Woodbridge and its affiliates. After certain of Levitt and Sons’ creditors indicated that they objected to the terms of the initial Settlement Agreement and stated a desire to pursue claims against Woodbridge, Woodbridge, the Debtors and the Joint Committee agreed in principal to an amendment to the Settlement Agreement, pursuant to which Woodbridge would, in lieu of the previously agreed $12.5 million payment, pay $8 million to the Debtors’ bankruptcy estates and place $4.5 million in a release fund to be disbursed to third party creditors in exchange for a third party release and injunction. The amendment also provided for an additional $300,000 payment to a deposit holders fund. The Settlement Agreement, as amended, was subject to a number of conditions, including the approval of the Bankruptcy Court. As of December 31, 2008, the settlement amount was classified as restricted cash. On February 20, 2009, the Bankruptcy Court presiding over Levitt and Sons’ Chapter 11 bankruptcy case entered an order confirming a plan of liquidation jointly proposed by Levitt and Sons and the Official Committee of Unsecured Creditors. That order also approved the settlement pursuant to the Settlement Agreement, as amended. No appeal or rehearing of the court’s order was timely filed by any party, and the settlement was consummated on March 3, 2009.
          We effected a one-for-five reverse stock split during the third quarter of 2008 which converted each five shares of our Class A Common Stock into one share of Class A Common Stock and each five shares of our Class B Common Stock into one share of Class B Common Stock. The reverse stock split proportionately reduced the number of authorized shares and the number of outstanding shares of our Class A Common Stock and Class B Common Stock, but did not have any impact on our shareholders’ proportionate equity interests or voting rights in the Company. We pursued the reverse stock split based on the continued listing requirements of the New York Stock Exchange. While the reverse stock split was effected for the purpose of addressing issues with respect to the trading price of our Class A Common Stock and our compliance with the New York Stock Exchange’s continued listing requirements, our Class A Common Stock ultimately failed to meet the New York Stock Exchange’s continued listing requirement regarding average market capitalization over a consecutive thirty-day trading period. As a result, our Class A Common Stock was suspended from trading on the New York Stock Exchange beginning with the opening of trading on November 20, 2008. Our Class A Common Stock currently trades on the Pink Sheets under the ticker symbol “WDGH.PK”.
Core Communities
          At December 31, 2008 and 2007, Core had cash and cash equivalents of $16.9 million and $33.1 million, respectively. Cash decreased $16.2 million during the year ended December 31, 2008 primarily as a result of a $30.0 million dividend payment to the Parent Company, an increase in restricted cash of $2.7 million mainly related to the funding of an interest reserve, $19.9 million of curtailment payments mentioned below and cash used to fund the continued development at Core’s projects as well as selling, general and administrative expenses. These decreases were partially offset by Core’s receipt of $40.0 million from the Parent Company as a repayment of an intercompany loan. At December 31, 2008, Core had no immediate availability under its various lines of credit.
          Core has incurred and expects to continue to incur significant land development expenditures in both Tradition, Florida and in Tradition Hilton Head. Tradition Hilton Head is in the early stage of the master-planned community’s development cycle and significant investments have been made and will be required in the future to develop the community infrastructure. Sales in Tradition Hilton Head have been limited to golf course lots sold to various builders and an intercompany land sale in December 2006. Recent investments in Tradition, Florida have been primarily to build infrastructure to support the master-planned community and the sale of various commercial land parcels. The current investment in land and development, as well as property and equipment has been financed primarily through a combination of secured borrowings, which totaled $212.0 million at December 31, 2008, and proceeds from bonds issued by community development districts and special assessment districts which support the development of infrastructure improvements while burdening the developed property with long-term tax assessments. This financing at December 31, 2008 consisted of district bonds totaling $218.7 million with approximately

$130.5 million currently outstanding and approximately $82.4 million available to fund future development expenditures. These bonds are further discussed below in “Off Balance Sheet Arrangements and Contractual Obligations”. We expect that the availability of tax-exempt bond financing to fund infrastructure development at our master-planned communities could be adversely affected by the disruptions in credit markets, including the municipal bond market, by general economic conditions and by fluctuations in the real estate market. If we are not able to access this type of financing, we would pursue substitute financing, which may not be available on favorable terms, or at all. If we are not able to obtain financing for infrastructure development, we would be forced to use our own funds or delay development activity at our master-planned communities.
          In July 2008, Core refinanced $9.1 million of construction loans. The new loan has an interest rate of 30-day LIBOR plus 210 basis points or Prime Rate (current rate at December 31, 2008 was Prime Rate of 3.25%) and a maturity date of July 2010 with a one year extension subject to certain conditions.
          Core’s loan agreements generally require repayment of specified amounts upon a sale of a portion of the property collateralizing the debt. Core was subject to provisions in one of its loan agreements collateralized by land in Tradition Hilton Head that require additional principal payments, known as curtailment payments, in the event that actual sales are below the contractual requirements. A curtailment payment of $14.9 million relating to Tradition Hilton Head was paid in January 2008. In June 2008, Core modified this loan agreement, terminating the revolving feature of the loan and reducing an approximately $19 million curtailment payment due in June 2008 to $17.0 million, $5.0 million of which was paid in June 2008. The loan was further modified in December 2008, reducing the loan to $25 million, eliminating the curtailment requirements, extending the loan to February 2012 and increasing the interest rate to Prime Rate plus 1%, with a floor of 5.00% (the interest rate was 5% as of December 31, 2008) and the establishment of an interest reserve classified as restricted cash.
          The loans, which provide the primary financing for Tradition, Florida and Tradition Hilton Head, have annual appraisal and re-margining requirements. These provisions may require Core, in circumstances where the value of the real estate collateralizing these loans declines, to pay down a portion of the principal amount of the loan to bring the loan within specified minimum loan-to-value ratios. Accordingly, should land prices decline, reappraisals could result in significant future re-margining payments. Additionally, the loans which provide the primary financing for the commercial leasing projects contain certain debt service coverage ratio covenants. If net operating income from these projects falls below levels necessary to maintain compliance with these covenants, Core would be required to make principal curtailment payments sufficient to reduce the loan balance to an amount which would bring Core into compliance with the requirement, and these curtailment payments could be significant.
          In January of 2009, Core was advised by one of its lenders that they had received an external appraisal on the land that serves as collateral for a development mortgage note payable with an outstanding balance of $86.9 million at December 31, 2008. The appraised value would suggest the potential for a remargining payment to bring the note payable back in line with the minimum loan-to-value requirement. The lender is conducting their internal review procedures of the appraisal, including the determination of the appraised value. As of the date of this filing, the lender’s evaluation is continuing and until such time as there is final conclusion on the part of the lender, the amount of a possible re-margin, if any, is not determinable.
          All of Core’s debt facilities contain financial covenants generally requiring certain net worth, liquidity and loan to value ratios. Further, Core’s debt facilities contain cross-default provisions under which a default on one loan with a lender could cause a default on other debt instruments with the same lender. At December 31, 2008, Core was in compliance with these financial covenants; however, there is no assurance that Core will remain in compliance in future periods. If Core fails to comply with any of these restrictions or covenants, the lenders under the applicable debt facilities could cause Core’s debt to become due and payable prior to maturity. These accelerations or significant re-margining payments could require Core to dedicate a substantial portion of its cash to payment of its debt and reduce its ability to use its cash to fund operations or investments. If Core does not have sufficient cash to satisfy these required payments, then Core would need to seek to refinance the debt or seek other funds, which may not be available on attractive terms, if at all. Possible liquidity sources available to Core include the sale of real estate inventory, including commercial properties, debt or outside equity financing, including secured borrowings using unencumbered land. While funding from Woodbridge is a possible source of liquidity, Woodbridge is under no obligation to provide funding to Core and there can be no assurance that it will do so.
          Given the overall condition of the homebuilding industry in Florida and the current oversupply of single-family residential land in the St. Lucie market, we do not expect any meaningful single-family residential land sales by Core in the near future. Management efforts will be focused on commercial and other land sales in Florida and Hilton Head. Core’s business may not generate sufficient cash flow from operations, and future borrowings may not be available under its existing credit facilities or any other financing sources in an amount sufficient to enable Core to service its indebtedness, or to fund its other liquidity needs. We may need to refinance all or a portion of Core’s debt on or before maturity, which we may not be able to do on favorable terms or at all. Recent disruptions in the credit and capital markets could make it more difficult for us to obtain financing than in prior periods. Core’s obligations are independent of the Parent Company and the Parent Company is not legally obligated to support Core.
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
          Core’s bond financing at December 31, 2008 and 2007 consisted of district bonds totaling $218.7 million with outstanding amounts of approximately $130.5 million and $82.9 million, respectively. Further, at December 31, 2008 and 2007, there was approximately $82.4 million and $129.5 million, respectively, available under these bonds to fund future development expenditures. Bond obligations at December 31, 2008 mature in 2035 and 2040. As of December 31, 2008, Core Communities owned approximately 16% of the property subject to assessments within the community development district and approximately 91% of the property subject to assessments within the special assessment district. During the years ended December 31, 2008, 2007 and 2006, Core recorded approximately $584,000, $1.3 million and $1.7 million, respectively, in assessments on property owned by it in the districts. Core is responsible for any assessed amounts until the underlying property is sold and will continue to be responsible for the annual assessments if the property is never sold. Accordingly, if the current adverse conditions in the homebuilding industry do not improve and Core is forced to hold its land inventory longer than originally projected, Core would be forced to pay a higher portion of annual assessments on property which is subject to assessments. In addition, Core has guaranteed payments for assessments under the district bonds in Tradition, Florida which would require funding if future assessments to be allocated to property owners are insufficient to repay the bonds. Management has evaluated this exposure based upon the criteria in SFAS No. 5, “Accounting for Contingencies”, and has determined that there have been no substantive changes to the projected density or land use in the development subject to the bond which would make it probable that Core would have to fund future shortfalls in assessments.
          In accordance with Emerging Issues Task Force Issue No. 91-10, “Accounting for Special Assessments and Tax Increment Financing”, we record a liability for the estimated developer obligations that are fixed and determinable and user fees that are required to be paid or transferred at the time the parcel or unit is sold to an end user. At December 31, 2008 and 2007, the liability related to developer obligations was $3.3 million and is included in the accompanying consolidated statement of financial condition as of December 31, 2008 and 2007, and includes amounts associated with Core’s ownership of the property.
          We entered into an indemnity agreement in April 2004 with a joint venture partner at Altman Longleaf relating to, among other obligations, that partner’s guarantee of the joint venture’s indebtedness. Our liability under the indemnity agreement was limited to the amount of any distributions from the joint venture which exceeds our original capital and other contributions. Levitt Commercial owned a 20% interest in Altman Longleaf, LLC, which owned a 20% interest in this joint venture. This joint venture developed a 298-unit apartment complex in Melbourne, Florida. An affiliate of our joint venture partner was the general contractor. Construction commenced on the development in 2004 and was completed in 2006. Our original capital contributions totaled approximately $585,000 and we have received approximately $1.2 million in distributions since 2004. In December 2008, our interest in the joint venture was sold and we received approximately $182,000 as a result of the sale. Accordingly, we were released from any potential obligation of indemnity which may have arisen in connection with the joint venture.
          The following table summarizes our contractual obligations as of December 31, 2008 (in thousands):

	Payments due by period
		Less than	13 - 36	37 - 60	More than
Category (1)	Total	12 Months	Months	Months	60 Months

Long-term debt obligations (2)	$349,952	3,567	197,233	27,574	121,578
Interest payable on long-term debt	244,269	18,140	31,476	18,855	175,798
Operating lease obligations	3,797	1,279	1,062	386	1,070
Severance related termination obligations	129	129	—	—	—
Independent contractor agreements	681	681	—	—	—

Total obligations	$598,828	23,796	229,771	46,815	298,446

(1)	Long-term debt obligations consist of notes, mortgage notes and bonds payable. Interest payable on these long-term debt obligations is the interest that will be incurred related to the outstanding debt. Operating lease obligations consist of lease commitments. The timing of contractual payments for debt obligations assumes the exercise of all extensions available at our sole discretion.

(2)	In addition to the above scheduled payments, Core’s borrowing agreements generally require repayment of specified amounts upon a sale of a portion of the property collateralizing the debt or upon a reappraisal of the underlying collateral if declines in value cause the loan to exceed maximum loan to value ratios. In addition, Core is subject to provisions in its borrowing agreements that require additional principal payments, known as curtailment payments, in the event that sales are below those agreed to at the inception of the borrowing. Total curtailment payments during 2008 amounted to $19.9 million, consisting of a $14.9 million curtailment payment which was paid in January 2008 and an additional $5 million million curtailment payment which was paid in June 2008. Additionally, certain borrowings may require increased principal payments on our debt obligations due to re-margining requirements.
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
          Tradition Development Company, LLC, a wholly-owned subsidiary of Core Communities (“TDC”), has an existing advertising agreement with the operator of a Major League Baseball team pursuant to which, among other advertising rights, TDC obtained a royalty-free license to use, among others, the trademark “Tradition Field” at the sports complex located in Port St. Lucie and the naming rights to that complex. The initial term of the agreement terminates on December 31, 2013; provided, however, that upon payment of a specified buy-out fee and compliance with other contractual procedures, TDC has the right to terminate the agreement at any time. Required cumulative payments under the agreement through December 31, 2013 are approximately $923,000 and are included under “Operating lease obligations” in the table above.
          We have future obligations relating to the termination of facilities associated with property and equipment leases that we had entered into that were no longer providing a benefit to us, as well as termination fees related to contractual obligations we cancelled. As of December 31, 2008, these obligations amounted to $640,000 and are included under “Operating lease obligations” in the table above.
          At December 31, 2008 and 2007, we had outstanding surety bonds and letters of credit of approximately $8.2 million and $7.1 million, respectively, related primarily to obligations to various governmental entities to construct improvements in our various communities. We estimate that approximately $5.0 million of work remains to complete these improvements. We do not believe that any outstanding bonds or letters of credit will likely be drawn upon.
          In the ordinary course of business we sell land to third parties where obligations exist to complete site development and infrastructure improvements subsequent to the sale date. Future development and construction obligations amount to $5.2 million at December 31, 2008, which are expected to be incurred over the next two years. The timing of future development will depend on factors such as the timing of future sales, demographic growth rates in the areas in which these obligations occur and the impact of any future deterioration or improvement in the local real estate market.
          Levitt and Sons had $33.3 million in surety bonds related to its ongoing projects at the time of the filing of the Chapter 11 Cases. In the event that these obligations are drawn and paid by the surety, Woodbridge could be responsible for up to $11.7 million plus costs and expenses in accordance with the surety indemnity agreements executed by Woodbridge. As of December 31, 2008 and 2007, we had $1.1 million and $1.8 million, respectively, in surety bonds accruals at Woodbridge related to certain bonds which management considers it to be probable that Woodbridge will be required to reimburse the surety under applicable indemnity agreements. During the year ended December 31, 2008, Woodbridge performed under its indemnity agreements and reimbursed the surety $532,000 while no reimbursements were made in 2007. It is unclear given the uncertainty involved in the Chapter 11 Cases whether and to what extent the remaining outstanding surety bonds of Levitt and Sons will be drawn and the extent to which Woodbridge may be responsible for additional amounts beyond this accrual. There is no assurance that Woodbridge will not be responsible for amounts well in excess of the $1.1 million accrual. It is considered unlikely that Woodbridge will receive any repayment, assets or other consideration as recovery of any amounts it may be required to pay. In September 2008, a surety filed a lawsuit to require Woodbridge to post $5.4 million of collateral against a portion of the $11.7 million surety bonds exposure in connection with two bonds totaling $5.4 million with respect to which a municipality made claims against the surety. We believe that the municipality does not have the right to demand payment under the bonds and we initiated a lawsuit against the municipality and do not believe that a loss is probable. Accordingly, we did not accrue any amount related to this claim as of December 31, 2008. Since claims were made on the bonds, the surety requested that Woodbridge post a $4.0 million letter of credit as security while the matter is litigated with the municipality and we have complied with that request.
          On November 9, 2007, Woodbridge put in place an employee fund and offered up to $5 million of severance benefits to terminated Levitt and Sons employees to supplement the limited termination benefits paid by Levitt and Sons to those employees. Levitt and Sons was restricted in the payment of termination benefits to its former employees by virtue of the Chapter 11 Cases. Woodbridge incurred severance and benefits related restructuring charges of approximately $2.2 million during the year ended December 31, 2008. For the year ended December 31, 2008, the Company paid approximately $4.1 million in severance and termination charges related to the above described fund as well as severance for employees other than Levitt and Sons employees. Employees entitled to participate in the fund either received a payment stream, which in certain cases extends over two years, or a lump sum payment, dependent on a variety of factors.

At December 31, 2008, $129,000 was accrued to be paid with respect to this employee fund and the severance accrual for our other employees and is included under “Severance related termination obligations” in the table above.
          The independent contractor related expense relates to two contractor agreements entered into with former Levitt and Sons employees. The agreements were for past and future consulting services. The total commitment related to these agreements included under “Independent contractor agreements” in the table above was $681,000 as of December 31, 2008 and will be paid monthly through 2009. The expense associated with these arrangements is included in selling, general and administrative expenses for the Other Operations segment for the years ended December 31, 2008 and 2007.
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
New Accounting Pronouncements
          See (Note 2) to our audited consolidated financial statements for a description of our new accounting pronouncements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          Market risk is defined as the risk of loss arising from adverse changes in market valuations that arise from interest rate risk, foreign currency exchange rate risk, commodity price risk and equity price risk. We have a risk of loss associated with our borrowings as we are subject to interest rate risk on our long-term debt. At December 31, 2008, we had $244.5 million in borrowings with adjustable rates tied to the Prime Rate and/or LIBOR rates and $102.2 million in borrowings with fixed or initially-fixed rates. Consequently, the impact on our variable rate debt from changes in interest rates may affect our earnings and cash flows but would generally not impact the fair value of such debt except to the extent of the change in credit spreads. With respect to fixed rate debt, changes in interest rates generally affect the fair market value of the debt but not our earnings or cash flow.
          We are subject to equity pricing risks associated with our investments in Bluegreen and Office Depot. The value of these securities will vary based on the results of operations and financial condition of these investments, the general liquidity of Bluegreen and Office Depot common stock and general equity market conditions. The trading market for the shares of these investments may not be liquid enough to permit us to sell the common stock of these investments that we own without significantly reducing the market price of these shares, if we are able to sell them at all.

          The table below sets forth our debt obligations, principal payments by scheduled maturity, weighted-average interest rates and estimated fair market value as of December 31, 2008 (dollars in thousands):

								Fair Market
								Value at
	Payments due by year							December 31,
	2009	2010	2011	2012	2013	Thereafter	Total	2008
Fixed rate debt:
Notes and mortgage payable (a)	723	561	573	504	499	99,332	102,192	28,384
Average interest rate	8.09%	8.11%	8.12%	8.13%	8.14%	8.15%	8.12%

Variable rate debt:
Notes and mortgage payable (a)	2,797	8,102	187,895	25,751	707	19,217	244,469	227,145
Average interest rate	4.04%	4.04%	4.07%	5.39%	5.86%	5.86%	4.22%

Total debt obligations	3,520	8,663	188,468	26,255	1,206	118,549	346,661	255,529

(a)	Fair value calculated using current estimated borrowing rates.
          Assuming the variable rate debt balance of $244.5 million outstanding at December 31, 2008 (which does not include approximately $85.1 million of initially fixed-rate obligations which will not become floating rate during 2009) was to remain constant, each one percentage point increase in interest rates would increase the interest incurred by us by approximately $2.2 million per year.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO FINANCIAL STATEMENTS
Woodbridge Holdings Corporation
Bluegreen Corporation
The financial statements of Bluegreen Corporation, which is considered a significant subsidiary, are required to be included in this report. The financial statements of Bluegreen Corporation for the three years ended December 31, 2008, including the Report of Independent Registered Certified Public Accounting Firm of Ernst & Young LLP, are included as exhibit 99.1 to this report.

Report of Independent Registered Certified Public Accounting Firm
To the Board of Directors and Shareholders of Woodbridge Holdings Corporation
In our opinion, based on our audits and the report of other auditors, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Woodbridge Holdings Corporation and its subsidiaries (the “Company”) at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We did not audit the financial statements of Bluegreen Corporation, an approximate 31 percent-owned equity investment of the Company which reflects a net investment totaling $115.1 million and $116.0 million at December 31, 2008 and 2007, respectively, (prior to an other-than-temporary impairment recorded by the Company of approximately $85.2 million, net of the amortization of $9.2 million of basis difference, in the year ending December 31, 2008) and equity in the net earnings (loss) of approximately ($154,000) (prior to the amortization of approximately $9.2 million related to the change in the basis of the Company’s investment as a result of impairment charges of $94.4 million), $10.3 million and $9.7 million for the years ended December 31, 2008, 2007 and 2006, respectively. The financial statements of Bluegreen Corporation were audited by other auditors whose report thereon has been furnished to us, and our opinion on the financial statements expressed herein, insofar as it relates to the amounts included for Bluegreen Corporation, is based solely on the report of the other auditors. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits and the report of other auditors provide a reasonable basis for our opinions.
As discussed in Note 2 to the consolidated financial statements, the Company adopted the provisions of FASB Interpretation No. 48 — Accounting for Uncertainty in Income Taxes — an interpretation of FASB No. 109 in January 1, 2007.
As discussed in Notes 2, 20 and 24, on November 9, 2007 (the “Petition Date”), Levitt and Sons, LLC (“Levitt and Sons”) and substantially all of its subsidiaries filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the Southern District of Florida. As a result, Levitt and Sons was deconsolidated from the Company as of the Petition Date and has been prospectively reported as a cost method investment. On the Petition Date, Levitt and Sons had total assets, total liabilities and net shareholder’s deficit of approximately $373 million, $480 million, and $107 million, respectively.
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

/s/ PricewaterhouseCoopers LLP
Fort Lauderdale, Florida
March 19, 2009

Woodbridge Holdings Corporation
Consolidated Statements of Financial Condition
December 31, 2008 and 2007
(In thousands, except share data)

	2008	2007
Assets
Cash and cash equivalents	$114,798	195,181
Restricted cash	21,288	2,207
Current income tax receivable	—	27,407
Inventory of real estate	241,318	227,290
Investments:
Bluegreen Corporation	29,789	116,014
Other equity securities	4,278	—
Certificates of deposits, short-term	9,600	—
Unconsolidated trusts	419	2,565
Property and equipment, net	109,477	118,243
Intangible assets	4,324	—
Other assets	23,963	23,944

Total assets	$559,254	712,851

Liabilities and Shareholders’ Equity
Accounts payable, accrued liabilities and other	$33,913	42,026
Customer deposits	592	715
Current income tax payable	2,380	—
Notes and mortgage notes payable	264,900	268,738
Junior subordinated debentures	85,052	85,052
Loss in excess of investment in subsidiary	52,887	55,214

Total liabilities	439,724	451,745

Shareholders’ equity:
Preferred stock, $0.01 par value Authorized: 5,000,000 shares Issued and outstanding: no shares	—	—

Class A Common Stock, $0.01 par value Authorized: 30,000,000 shares Issued: 19,042,149 and 19,010,804 shares, respectively	190	190

Class B Common Stock, $0.01 par value Authorized: 2,000,000 shares Issued and outstanding: 243,807 shares	2	2

Additional paid-in capital	339,780	337,565
Accumulated deficit	(218,868)	(78,537)
Accumulated other comprehensive (loss) income	(135)	1,886

	120,969	261,106
Less — common stock in treasury, at cost (2,385,624 in 2008)	(1,439)	—

Total shareholders’ equity	119,530	261,106

Total liabilities and shareholders’ equity	$559,254	712,851

See accompanying notes to consolidated financial statements.

Woodbridge Holdings Corporation
Consolidated Statements of Operations
For each of the years in the three year period ended December 31, 2008
(In thousands, except per share data)

	2008	2007	2006
Revenues:
Sales of real estate	$13,837	410,115	566,086
Other revenues	11,701	10,458	9,241

Total revenues	25,538	420,573	575,327

Costs and expenses:
Cost of sales of real estate	12,728	573,241	482,961
Selling, general and administrative expenses	50,754	117,924	121,151
Interest expense	10,867	3,807	—
Other expenses	—	3,929	3,677

Total costs and expenses	74,349	698,901	607,789

Earnings from Bluegreen Corporation	8,996	10,275	9,684
Impairment of investment in Bluegreen Corporation	(94,426)	—	—
Impairment of other investments	(14,120)	—	—
Interest and other income	8,030	11,264	7,844

Loss before income taxes	(140,331)	(256,789)	(14,934)

Benefit for income taxes	—	22,169	5,770

Net loss	$(140,331)	(234,620)	(9,164)

Loss per common share:
Basic	$(7.35)	(30.00)	(2.27)
Diluted	$(7.35)	(30.00)	(2.29)

Weighted average common shares outstanding:
Basic	19,088	7,821	4,045
Diluted	19,088	7,821	4,045

Dividends declared per common share:
Class A common stock	$—	0.10	0.40
Class B common stock	$—	0.10	0.40
See accompanying notes to consolidated financial statements.

Woodbridge Holdings Corporation
Consolidated Statements of Comprehensive Loss
For each of the years in the three year period ended December 31, 2008
(In thousands)

	2008	2007	2006

Net loss	$(140,331)	(234,620)	(9,164)

Other comprehensive income:
Pro-rata share of unrealized (loss) gain recognized by Bluegreen Corporation on retained interests in notes receivable sold	(2,021)	(870)	1,263
Benefit (provision) for income taxes	—	335	(487)

Pro-rata share of unrealized (loss) gain recognized by Bluegreen Corporation on retained interests in notes receivable sold (net of tax)	(2,021)	(535)	776

Comprehensive loss	$(142,352)	(235,155)	(8,388)

See accompanying notes to consolidated financial statements.

Woodbridge Holdings Corporation
Consolidated Statements of Shareholders’ Equity
For each of the years in the three year period ended December 31, 2008
(In thousands)

										Accumulated
	Shares of Common		Class A	Class B	Additional	Retained	Unearned	Common Stock		Compre-
	Stock Outstanding		Common	Common	Paid-In	Earnings	Compen-	In Treasury		hensive
	Class A	Class B	Stock	Stock	Capital	(Deficit)	sation	Shares	Amount	Income (loss)	Total

Balance at December 31, 2005	3,723	244	$37	$2	$181,243	$166,969	$(110)	—	$—	$1,645	$349,786
Issuance of restricted common stock	1	—	—	—	—	—	—	—	—	—	—
Reversal of unamortized stock compensation related to restricted stock upon adoption of FAS 123 ( R)	—	—	—	—	(110)	—	110	—	—	—	—
Share based compensation related to stock options and restricted stock	—	—	—	—	3,250	—	—	—	—	—	3,250
Net loss	—	—	—	—	—	(9,164)	—	—	—	—	(9,164)
Pro-rata share of unrealized gain recognized by Bluegreen on sale of retained interests, net of tax	—	—	—	—	—	—	—	—	—	776	776
Issuance of Bluegreen common stock, net of tax	—	—	—	—	177	—	—	—	—	—	177
Cash dividends paid	—	—	—	—	—	(1,586)	—	—	—	—	(1,586

Balance at December 31, 2006	3,724	244	$37	$2	$184,560	$156,219	$—	—	$—	$2,421	$343,239
Issuance of restricted common stock	2	—	—	—	—	—	—	—	—	—	—
Issuance from Rights Offering, net of issue costs	15,285	—	153	—	152,498	—	—	—	—	—	152,651
Share based compensation related to stock options and restricted stock	—	—	—	—	2,193	—	—	—	—	—	2,193
Net loss	—	—	—	—	—	(234,620)	—	—	—	—	(234,620)
Pro-rata share of unrealized loss recognized by Bluegreen on sale of retained interests, net of tax	—	—	—	—	—	—	—	—	—	(535)	(535)
Issuance of Bluegreen common stock, net of tax	—	—	—	—	(279)	—	—	—	—	—	(279)
Tax asset valuation allowance associated with Bluegreen capital transactions	—	—	—	—	(1,407)	—	—	—	—	—	(1,407)
Cash dividends paid	—	—	—	—	—	(396)	—	—	—	—	(396)
Cumulative impact of change in accounting for uncertainties in income taxes (FIN 48 — see Note 16)	—	—	—	—	—	260	—	—	—	—	260

Balance at December 31, 2007	19,011	244	$190	$2	$337,565	$(78,537)	$—	—	$—	$1,886	$261,106
Issuance of restricted common stock	31	—	—	—	—	—	—	—	—	—	—
Purchase of treasury shares	—	—	—	—	—	—	—	2,386	(1,439)	—	(1,439)
Share based compensation related to stock options and restricted stock	—	—	—	—	990	—	—	—	—	—	990
Net loss	—	—	—	—	—	(140,331)	—	—	—	—	(140,331)
Pro-rata share of unrealized loss recognized by Bluegreen on sale of retained interests	—	—	—	—	—	—	—	—	—	(2,021)	(2,021)
Issuance of Bluegreen common Stock	—	—	—	—	1,225	—	—	—	—	—	1,225

Balance at December 31, 2008	19,042	244	$190	$2	$339,780	$(218,868)	$—	2,386	$(1,439)	$(135)	$119,530

See accompanying notes to consolidated financial statements

Woodbridge Holdings Corporation
Consolidated Statements of Cash Flows
For each of the years in the three year period ended December 31, 2008
(In thousands)

	2008	2007	2006
Operating activities:
Net loss	$(140,331)	(234,620)	(9,164)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,341	5,207	3,703
Change in deferred income taxes	—	(1,187)	(14,263)
Earnings from Bluegreen Corporation	(8,996)	(10,275)	(9,684)
Earnings from unconsolidated trusts	(218)	(220)	(178)
Impairment of investment in Bluegreen Corporation	94,426	—	—
Impairment of other investments	14,120	—	—
(Gain) loss from real estate joint ventures	(182)	27	417
Share-based compensation expense related to stock options and restricted stock	990	1,962	3,250
Gain on sale of property and equipment	(2,520)	—	(1,329)
Gain on sale of equity securities	(1,178)	—	—
Impairment of property and equipment	114	533	245
Impairment of inventory	3,491	226,879	38,083
Changes in operating assets and liabilities:
Inventory of real estate	(19,964)	26,950	(255,968)
Notes receivable	(63)	2,903	(1,640)
Other assets	309	2,180	5,174
Income taxes receivable	27,407	—	—
Income taxes payable	2,380	—	—
Customer deposits	(123)	(23,974)	(8,990)
Accounts payable, accrued expenses and other liabilities	(9,900)	(31,662)	9,824

Net cash used in operating activities	(32,897)	(35,297)	(240,520)

Investing activities:
Investment in real estate joint ventures	—	(229)	(469)
Distributions from real estate joint ventures	182	47	576
(Increase) decrease in restricted cash	(19,081)	(1,321)	421
Purchase of equity securities	(33,978)	—	—
Acquisition of Pizza Fusion	(3,000)	—	—
Purchase of short-term investments	(9,600)	—	—
Proceeds from sale of equity securities	18,904	—	—
Investments in unconsolidated trusts	—	—	(928)
Distributions from unconsolidated trusts	218	220	178
Proceeds from sale of property and equipment	5,588	30	1,943
Deconsolidation of subsidiary cash balance	—	(6,387)	—
Capital expenditures	(1,154)	(38,749)	(29,476)

Net cash used in investing activities	(41,921)	(46,389)	(27,755)

Financing activities:
Proceeds from notes and mortgage notes payable	27,522	236,839	379,732
Proceeds from junior subordinated debentures	—	—	30,928
Repayment of notes and mortgage notes payable	(31,130)	(158,923)	(202,927)
Cash paid for stock repurchase	(1,439)	—	—
Payments for debt issuance costs	(518)	(1,695)	(3,043)
Payments for stock issue costs	—	(196)	—
Proceeds from issuance of common stock	—	152,847	—
Cash dividends paid	—	(396)	(1,586)

Net cash (used in) provided by financing activities	(5,565)	228,476	203,104

(Decrease) increase in cash and cash equivalents	$(80,383)	146,790	(65,171)

Cash and cash equivalents at the beginning of period	195,181	48,391	113,562

Cash and cash equivalents at end of period	$114,798	195,181	48,391

See accompanying notes to consolidated financial statements.

Woodbridge Holdings Corporation
Consolidated Statements of Cash Flows
For each of the years in the three year period ended December 31, 2008
(In thousands)

	2008	2007	2006

Supplemental cash flow information
Interest paid on borrowings, net of amounts capitalized	$11,101	5,927	963
Income taxes (refunded) paid	(29,711)	4,556	17,140

Supplemental disclosure of non-cash operating, investing and financing activities:
Change in shareholders’ equity resulting from the change in other comprehensive (loss) gain, net of taxes	$(2,021)	(535)	776

Change in shareholders’ equity from the net effect of Bluegreen’s capital transactions, net of taxes	1,225	(279)	177

Decrease in inventory from reclassification to property and equipment	—	2,859	8,412

Increase in deferred tax liability due to cumulative impact of change in accounting for uncertainties in income taxes (FIN 48 — see Note 16)	—	260	—

Assets and liabilities assumed upon acquisition of Pizza Fusion (see Note 3)
At November 9, 2007, all accounts of Levitt and Sons were deconsolidated from the Company. Refer to (Note 24) for an analysis of the balances at the time of deconsolidation.
See accompanying notes to consolidated financial statements.

Woodbridge Holdings Corporation
Notes to Consolidated Financial Statements
     1. Description of Business
          Woodbridge Holdings Corporation (“Woodbridge” or the “Company”) (formerly Levitt Corporation), directly and through its wholly owned subsidiaries, historically has been a real estate development company with activities in the Southeastern United States. The Company was organized in December 1982 under the laws of the State of Florida. Historically, the Company’s operations were primarily within the real estate industry, however, the Company’s current business strategy includes the pursuit of investments and acquisitions within or outside of the real estate industry, as well as the continued development of master-planned communities. Under this business strategy, the Company likely will not generate a consistent earnings stream and the composition of the Company’s revenues may vary widely due to factors inherent in a particular investment, including the maturity and cyclical nature of, and market conditions relating to, the businesses in which the Company invests. Net investment gains and other income will be based primarily on the success of the Company’s investments as well as overall market conditions.
          In 2008, Woodbridge engaged in business activities through the Land Division, consisting of the operations of Core Communities, LLC (“Core Communities” or “Core”), which develops master-planned communities, and through the Other Operations segment (“Other Operations”), which includes the parent company operations of Woodbridge (the “Parent Company”), the consolidated operations of Pizza Fusion Holdings, Inc. (“Pizza Fusion”), the consolidated operations of Carolina Oak Homes, LLC (“Carolina Oak”), which engaged in homebuilding in South Carolina prior to the suspension of those activities during the fourth quarter of 2008, and other activities through Cypress Creek Capital Holdings, LLC (“Cypress Creek Capital”) and Snapper Creek Equity Management, LLC (“Snapper Creek”). An equity investment in Bluegreen Corporation (“Bluegreen”) and an investment in Office Depot, Inc. (“Office Depot”) are also included in the Other Operations segment.
          Core Communities was founded in May 1996 to develop a master-planned community in Port St. Lucie, Florida now known as St. Lucie West. During 2008, its activities focused on the development of a master-planned community in St. Lucie, Florida called Tradition, Florida and a community outside of Hardeeville, South Carolina called Tradition Hilton Head (formerly known as Tradition, South Carolina). Tradition, Florida has been in active development for several years, while Tradition Hilton Head is in the early stage of development. As a master-planned community developer, Core Communities engages in four primary activities: (i) the acquisition of large tracts of raw land; (ii) planning, entitlement and infrastructure development; (iii) the sale of entitled land and/or developed lots to homebuilders and commercial, industrial and institutional end-users; and (iv) the development and leasing of commercial space to commercial, industrial and institutional end-users.
          In October 2007, Woodbridge acquired from Levitt and Sons all of the outstanding membership interests in Carolina Oak for the following consideration: (i) the assumption of the outstanding principal balance of a loan in the amount of $34.1 million which is collateralized by a 150 acre parcel of land owned by Carolina Oak located in Tradition Hilton Head, (ii) the execution of a promissory note in the amount of $400,000 to serve as a deposit under a purchase agreement between Carolina Oak and Core Communities of South Carolina, LLC and (iii) the assumption of specified payables in the amount of approximately $5.3 million. The principal asset of Carolina Oak is a 150 acre parcel of land located in Tradition Hilton Head.
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
          On November 13, 2008, the Company was notified by the New York Stock Exchange that its Class A Common Stock had fallen below the New York Stock Exchange’s continued listing requirement regarding average global market capitalization over a consecutive thirty-day trading period. As a result, the Company’s Class A Common Stock was suspended from trading on the New York Stock Exchange beginning with the opening of trading on November 20, 2008 and immediately began trading on the Pink Sheets Electronic Quotation Service (“Pink Sheets”) under the trading symbol “WDGH.PK.”.
     2. Summary of Significant Accounting Policies
Consolidation Policy
          The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and entities in which the Company is the primary beneficiary as defined in Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities” (“FIN No. 46(R)”), or has a controlling interest in accordance with the provisions of Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures” (“SOP 78-9”), and Emerging Issues Task Force No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (EITF No. 04-5”). Levitt and Sons is no longer a consolidated entity as described below. All significant inter-company transactions have been eliminated in consolidation.
          In connection with the filing of the Chapter 11 Cases, Woodbridge deconsolidated Levitt and Sons as of November 9, 2007, eliminating all future operations of Levitt and Sons from its financial results of operations, and, as described above, Woodbridge accounts for any remaining investment in Levitt and Sons as a cost method investment.
          In 2008, the Company, indirectly through its wholly-owned subsidiary, Woodbridge Equity Fund II LP, made a $3.0 million investment in Pizza Fusion. Pizza Fusion was determined to be a Variable Interest Entity (“VIE”) under the provisions of FIN No. 46(R) and Woodbridge Equity Fund II, LP was determined to be the primary beneficiary, therefore, the Company consolidated Pizza Fusion into its consolidated financial statements as of September 18, 2008.
          In the ordinary course of business, the Company enters into contracts to purchase land held for development, including option contracts. Option contracts allow the Company to control significant positions with minimal capital investment and substantially reduce the risks associated with land ownership and development. The liability for nonperformance under such contracts is typically only the required non-refundable deposits. The Company does not have legal title to these assets. However, if certain conditions are met, under the requirements of FIN No. 46(R), the Company’s non-refundable deposits in these land contracts may create a variable interest, with the Company being identified as the primary beneficiary. If these conditions are met, FIN No. 46(R) requires the Company to consolidate the VIE holding the asset to be acquired at its fair value. At December 31, 2008 and 2007, there were no non-refundable deposits under these contracts, and the Company had no contracts in place to acquire land.
Use of Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates. Material estimates relate to revenue recognition on percent complete projects, reserves and accruals, impairment of assets, determination of the valuation of real estate and estimated costs to complete construction, litigation and contingencies, the current tax liability in accordance with FIN 48, and the amount of the deferred tax asset valuation allowance. The Company bases estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.
Reclassification
          In June 2007, Core Communities began soliciting bids from several potential buyers to purchase assets associated with two of Core’s commercial leasing projects (the “Projects”). As the criteria for assets held for sale had been met in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the assets were reclassified to assets held for sale and the liabilities related to those assets were reclassified to liabilities related to assets held for sale in prior periods. The results of operations for these assets were reclassified as discontinued operations in the third quarter of 2007 and the Company ceased recording depreciation expense on these Projects. During the fourth quarter of 2008, the Company determined that given the difficulty in predicting the timing or probability of a sale of the assets associated with the Projects as a result of, among other things, the economic downturn and disruptions in credit markets, the requirements of SFAS No. 144 necessary to classify these assets as held for sale and to be included in discontinued operations were no longer met and the Company could not assert the Projects can be sold within a year. Therefore, the results of operations for these Projects were reclassified for the three years ending December 31, 2008 back into continuing operations in the consolidated statements of operations. In accordance with SFAS No. 144, the Company recorded a depreciation recapture of $3.2 million at December 31, 2008 to account for the depreciation not recorded while the assets were classified as discontinued operations. The Company compared the net carrying amount of the asset, after taking into account the adjustment for depreciation recapture, to the fair value at the date of the subsequent decision not to sell and determined that the adjusted net carrying value was less than the fair value on the date of the reclassification. Total assets and liabilities related to the Projects were $92.7 million and $76.1 million, respectively, for the year ended December 31, 2008, and $96.2 million and 80.1 million, respectively, for the year ended December 31, 2007. In addition, total revenues related to the Projects for the years ended December 31, 2008, 2007 and 2006 were $8.7 million, $4.7 million and $1.8 million, respectively, while income (loss) related to the Projects for the same periods in 2008, 2007 and 2006 was $6.0 million, $1.8 million and $(21,000), respectively.
Loss in excess of investment in Levitt and Sons
          Under Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements” (“ARB No. 51”), consolidation of a majority-owned subsidiary is precluded where control does not rest with the majority owners. Under these rules, legal reorganization or bankruptcy represents conditions which can preclude consolidation or equity method accounting as control rests with the bankruptcy court, rather than the majority owner. As described elsewhere in this report, Levitt and Sons, our wholly-owned subsidiary, declared bankruptcy on November 9, 2007. Therefore, in accordance with ARB No. 51, Woodbridge deconsolidated Levitt and Sons as of November 9, 2007, eliminating all future operations of Levitt and Sons from Woodbridge’s financial results of operations, and the Company now follows the cost method of accounting to record its interest in Levitt and Sons. Under cost method accounting, income will only be recognized to the extent of cash received in the future or when Levitt and Sons is legally released from its bankruptcy obligations through the approval of the Bankruptcy Court, at which time, any recorded loss in excess of the investment in Levitt and Sons can be recognized into income. (See Notes 20 and 24 for further information regarding Levitt and Sons and the Chapter 11 Cases).
Cash Equivalents
          Cash and cash equivalents consist of demand deposits at commercial banks. The Company also invests in money market funds and certificates of deposits. Certificates of deposits with original maturities of less than three months are considered cash and cash equivalents. The cash deposits are held primarily at various financial institutions and exceed federally insured amounts. However, the Company has not experienced any losses on such accounts and management does not believe these concentrations to be a credit risk to the Company.
Restricted Cash

          Cash and interest bearing deposits are segregated into restricted accounts for specific uses in accordance with the terms of certain land sale contracts, home sales and other agreements. Restricted funds may be utilized in accordance with the terms of the applicable governing documents. The majority of restricted funds are controlled by third-party escrow fiduciaries and include the amounts reserved under the Levitt and Sons Settlement Agreement.
Impairment of Long-Lived Assets
          Long-lived assets consist of real estate inventory, property and equipment and other amortizable intangible assets. In accordance with SFAS No. 144, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized in an amount by which the carrying amount of the asset exceeds the fair value of the asset.
          For projects representing land investments where homebuilding activity had not yet begun, valuation models are used as the best evidence of fair value and as the basis for the measurement. If the calculated project fair value is lower than the carrying value of the real estate inventory, an impairment charge is recognized to reduce the carrying value of the project to fair value.
          The assumptions developed and used by management to evaluate impairment are subjective and involve significant estimates, and are subject to increased volatility due to the uncertainty of the current market environment. As a result, actual results could differ materially from management’s assumptions and estimates and may result in material impairment charges in the future.
Short-Term Investments
          The Company considers investments with original maturities of greater than three months and remaining maturities of less than one year as short-term investments. Certificates of deposits with original maturities of greater than three months and remaining maturities of less than one year are classified as “Certificates of deposits, short term” in our consolidated statements of financial condition.
Fair Value Measurements
          Effective January 1, 2008, the Company partially adopted the provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which requires the Company to disclose the fair value of its investments in unconsolidated trusts and equity securities, including the investments in Bluegreen and Office Depot. Under this standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). In determining fair value, the Company is sometimes required to use various valuation techniques. SFAS No. 157 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. As a basis for considering such assumptions, SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:
•	Level 1. Observable inputs such as quoted prices in active markets for identical assets or liabilities;

•	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
          When valuation techniques, other than those described as Level 1 are utilized, management must make estimations and judgments in determining the fair value for its investments. The degree to which management’s estimation and judgment is required is generally dependent upon the market pricing available for the investments, the availability of observable inputs, the frequency of trading in the investments and the investment’s complexity. If management makes different judgments regarding unobservable inputs the Company could potentially reach different conclusions regarding the fair value of its investments.
Investments
     The Company determines the appropriate classifications of investments in equity securities at the acquisition date and re-evaluates the classifications at each balance sheet date. For entities where the Company is not deemed to be the primary beneficiary under FIN No. 46(R) or in which it has less than a controlling financial interest evaluated under AICPA Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures” or Emerging Issues Task Force No. 04-5, “Determining Whether a General Partner, or the General Partners as a group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights”, these entities are accounted for using the equity or cost method of accounting. Typically, the cost method is used if the Company owns less than 20% of the investee’s stock and the equity method is used if the Company owns more than 20% of the investee’s stock. However, the Company has concluded that the percentage ownership of stock is not the sole determinant in applying the equity or the cost method, but the significant factor is whether the investor has the ability to significantly influence the operating and financial policies of the investee.
Equity Method
          The Company follows the equity method of accounting to record its interests in entities in which it does not own the majority of the voting stock or record its investment in VIEs in which it is not the primary beneficiary. These entities consist of Bluegreen Corporation and statutory business trusts. The statutory business trusts are VIEs in which the Company is not the primary beneficiary. Under the equity method, the initial investment in a joint venture is recorded at cost and is subsequently adjusted to recognize the Company’s share of the joint venture’s earnings or losses. Distributions received and other-than-temporary impairments reduce the carrying amount of the investment.
Cost Method
          The Company uses the cost method for investments where the Company owns less than a 20% interest and does not have the ability to significantly influence the operating and financial policies of the investee in accordance with relative accounting guidance. SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, requires the Company to designate its securities as held to maturity, available for sale, or trading, depending on the Company’s intent with regard to its investments at the time of purchase. There are currently no securities classified as held to maturity or trading.
Impairment
          Securities classified as available-for-sale are carried at fair value with net unrealized gains or losses reported as a component of accumulated other comprehensive income (loss), but do not impact the Company’s results of operations. Changes in fair value are taken to income when a decline in value is considered other-than-temporary.
          The Company reviews its equity and cost method investments quarterly for indicators of other-than-temporary impairment in accordance with FSP FAS 115-1/FAS 124-1, “The Meaning of Other-than-Temporary Impairment and Its Application to Certain Investments” (“FSP FAS 115-1/FAS 124-1”), and Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 59 (“SAB No. 59”). This determination requires significant judgment in which the Company evaluates, among other factors, the fair market value of the investments, general market conditions, the duration and extent to which the fair value of the investment is less than cost, and the Company’s intent and ability to hold the investment until it recovers. The Company also considers specific adverse conditions related to the financial health of and business outlook for the investee, including industry and sector performance, rating agency actions, changes in operational and financing cash flow factors. If a decline in the fair value of the investment is determined to be other-than-temporary, an impairment charge is recorded to reduce the investment to its fair value and a new cost basis in the investment is established.

Capitalized Interest
          Interest incurred relating to land under development and construction is capitalized to real estate inventory or property and equipment during the active development period. For inventory, interest is capitalized at the effective rates paid on borrowings during the pre-construction and planning stages and the periods that projects are under development. Capitalization of interest is discontinued if development ceases at a project. Capitalized interest is expensed as a component of cost of sales as related homes, land and units are sold. For property and equipment under construction, interest associated with these assets is capitalized as incurred to property and equipment and is expensed through depreciation once the asset is put into use. The following table is a summary of interest incurred, capitalized and expensed, exclusive of impairment adjustments (in thousands):

	For the year ended December 31,
	2008	2007	2006

Interest incurred	$22,367	50,767	42,002
Interest capitalized	(11,500)	(46,960)	(42,002)

Interest expense	$10,867	3,807	—

Interest expensed in cost of sales	$326	17,949	15,358

          In addition to the above interest expensed in cost of sales, the capitalized interest balance of inventory of real estate as of December 31, 2008 was reduced by approximately $2.4 million from the impairment reserve allocated to the capitalized interest component of inventory of real estate as a result of the Carolina Oak impairment charge recorded in the Other Operations segment. The capitalized interest balance of inventory of real estate as of December 31, 2007 was also reduced by $24.8 million of impairment reserves, of which approximately $9.3 million of these impairments related to Woodbridge’s impairment of capitalized interest recorded in Other Operations associated with projects at Levitt and Sons, and the remaining $15.5 million related to the Homebuilding segments.
Property and Equipment
          Property and equipment is stated at cost, less accumulated depreciation and amortization, and consists primarily of land and office buildings, furniture and fixtures, leasehold improvements, equipment and water treatment and irrigation facilities. Repairs and maintenance costs are expensed as incurred. Significant renovations and improvements that improve or extend the useful lives of assets are capitalized. Depreciation is primarily computed on the straight-line method over the estimated useful lives of the assets, which generally range up to 50 years for water and irrigation facilities, 40 years for buildings, and 7 years for equipment and furniture and fixtures. Leasehold improvements are amortized using the straight-line method over the shorter of the terms of the related leases or the useful lives of the assets. In cases where the Company determines that land and the related development costs are to be used as fixed assets, these costs are transferred from inventory of real estate to property and equipment.
Goodwill and Intangible Assets
          The Company has recorded certain intangible assets related to its acquisition of Pizza Fusion. Intangible assets consist primarily of franchise contracts which were valued using a discounted cash flows methodology and are amortized over the average life of the franchise contracts. The estimates of useful lives and expected cash flows require the Company to make significant judgments regarding future periods that are subject to outside factors. In accordance with SFAS No. 144, the Company evaluates when events and circumstances indicate that assets may be impaired and when the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. The carrying value of these assets is dependent upon estimates of future earnings that the Company expects to generate. If cash flows decrease significantly, intangible assets may be impaired and would be written down to their fair value.

          On at least an annual basis, the Company conducts a review of its goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), to determine whether the carrying value of goodwill exceeds the fair market value using a discounted cash flow methodology. In the year ended December 31, 2006, the Company conducted an impairment review of the goodwill related to the Tennessee Homebuilding segment, the operations of which consisted of the activities of Bowden Building Corporation, which the Company acquired in 2004. The Company used a discounted cash flow methodology to determine the amount of impairment resulting in completely writing off goodwill of approximately $1.3 million in the year ended December 31, 2006. The write-off is included in other expenses in the consolidated statements of operations.
Revenue Recognition
          Revenue and all related costs and expenses from house and land sales are recognized at the time that closing has occurred, when title and possession of the property and the risks and rewards of ownership transfer to the buyer, and when the Company does not have a substantial continuing involvement in accordance with SFAS No. 66, “Accounting for Sales of Real Estate” (“SFAS No. 66”). In order to properly match revenues with expenses, the Company estimates construction and land development costs incurred and to be incurred, but not paid at the time of closing. Estimated costs to complete are determined for each closed home and land sale based upon historical data with respect to similar product types and geographical areas and allocated to closings along with actual costs incurred based on a relative sales value approach. To the extent the estimated costs to complete have significantly changed, the Company will adjust cost of sales in the current period for the impact on cost of sales of previously sold homes and land to ensure a consistent margin of sales is maintained.
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
          Other revenues consist primarily of rental property income, marketing revenues, irrigation service fees, and title and mortgage revenue. Irrigation service connection fees are deferred and recognized systematically over the life of the irrigation plant. Irrigation usage fees are recognized when billed as the service is performed. Rental property income consists of rent revenue from long-term leases of commercial property. The Company reviews all new leases in accordance with SFAS No. 13 “Accounting for Leases”. If the lease contains fixed escalations for rent, free-rent periods or upfront incentives, rental revenue is recognized on a straight-line basis over the life of the lease.
          Effective January 1, 2006, Bluegreen adopted AICPA Statement of Position 04-02, “Accounting for Real Estate Time-Sharing Transactions” (“SOP 04-02”). This Statement amends FASB Statement No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects” (“SFAS No. 67”), to state that the guidance for incidental operations and costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-02. Bluegreen’s adoption of SOP 04-02 resulted in a one-time, non-cash, cumulative effect of change in accounting principle charge of $4.5 million to Bluegreen for the year ended December 31, 2006, and accordingly reduced the earnings in Bluegreen recorded by us by approximately $1.4 million for the same period.
Stock-based Compensation
          The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004),

“Share-Based Payment” (“SFAS No. 123R”), as of January 1, 2006 and elected the modified-prospective transition method, under which prior periods are not restated. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period for all awards granted after January 1, 2006, and for the unvested portion of stock options that were outstanding at January 1, 2006.
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
          The Company and its subsidiaries file a consolidated Federal and Florida income tax return. Separate state returns are filed by subsidiaries that operate outside the state of Florida. Even though Levitt and Sons and its subsidiaries have been deconsolidated from Woodbridge for financial statement purposes, they will continue to be included in the Company’s Federal and Florida consolidated tax returns until Levitt and Sons is discharged from bankruptcy. As a result of the deconsolidation of Levitt and Sons, all of Levitt and Sons’ net deferred tax assets are no longer presented in the accompanying consolidated statement of financial condition at December 31, 2008 and 2007 but remain a part of Levitt and Sons’ condensed consolidated financial statements at December 31, 2008 and 2007.
          The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB No. 109” (“FIN 48”), on January 1, 2007. FIN 48 provides guidance on recognition, measurement, presentation and disclosure in financial statements of uncertain tax positions that a company has taken or expects to take on a tax return. FIN 48 substantially changes the accounting policy for uncertain tax positions. As a result of the implementation of FIN 48, the Company recognized a decrease of $260,000 in the liability for unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007 balance of retained earnings. At December 31, 2008 and 2007, there were gross tax affected unrecognized tax benefits of $2.4 million, of which $0.2 million, if recognized, would affect the effective tax rate.

Loss per Share
          The Company has two classes of common stock. Class A common stock is quoted on the Pink Sheets. At December 31, 2008 and 2007, 19,042,149 shares and 19,010,804 shares (after retroactively adjusting this share amounts to reflect the one-for-five reverse stock split effected during September 2008), respectively, were issued. The Company also has Class B common stock which is held exclusively by BFC Financial Corporation (“BFC”), the Company’s controlling shareholder.
          While the Company has two classes of common stock outstanding, the two-class method is not presented because the Company’s capital structure does not provide for different dividend rates or other preferences, other than voting and conversion rights, between the two classes. Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted loss per share is computed in the same manner as basic loss per share, but it also gives consideration to (a) the dilutive effect of the Company’s stock options and restricted stock using the treasury stock method and (b) the pro rata impact of Bluegreen’s dilutive securities (stock options and convertible securities) on the amount of Bluegreen’s earnings that the Company recognizes.
          All share and per share data presented in this report for prior periods have been retroactively adjusted to reflect the one-for-five reverse stock split effected by the Company during September 2008.
Stock Repurchases
          The Company accounts for repurchases of its common stock using the cost method with common stock in treasury classified in its consolidated statement of financial condition as a reduction of shareholders’ equity.
New Accounting Pronouncements
          In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 requires that a noncontrolling interest in a subsidiary be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements. It also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. SFAS No. 160 is effective for the Company’s fiscal year beginning January 1, 2009. The adoption of SFAS No. 160 will not have a material impact on the Company’s consolidated financial statements.
          In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R broadens the guidance of SFAS No. 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. SFAS No. 141R expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations. SFAS No. 141R is effective for the Company’s fiscal year beginning January 1, 2009. The adoption of SFAS No. 141R could have a material effect on the Company’s consolidated financial statements to the extent the Company consummates business combinations due to the requirement to write-off transaction costs to the consolidated statements of operations.
          In April 2008, the FASB issued Staff Position (“FSP”) FAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS No. 142-3”). FSP FAS No. 142-3 amends paragraph 11(d) of FASB Statement No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”) which sets forth the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. FSP FAS No. 142-3 intends to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R. FSP FAS No. 142-3 is effective for the Company’s fiscal year beginning January 1, 2009 and must be applied prospectively to intangible assets acquired after the effective date. The adoption of FSP FAS No. 142-3 will not have a material impact on the Company’s consolidated financial statements.

          In October 2008, the FASB issued FSP FAS No. 157-3, “Determining Fair Value of a Financial Asset in a Market That Is Not Active” (“FSP FAS No. 157-3”). FSP FAS No. 157-3 clarified the application of SFAS No. 157 in an inactive market. It demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP FAS No. 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of this standard did not have a material impact on the Company’s consolidated financial statements.
          In November 2008, the FASB issued EITF 08-6, “Equity Method Accounting Considerations” (“EITF 08-6”). EITF 08-6 clarifies the application of equity method accounting under Accounting Principles Board 18, “The Equity Method of Accounting for Investments in Common Stock”. Specifically, it requires companies to initially record equity method investments based on the cost accumulation model, precludes separate other-than-temporary impairment tests on an equity method investee’s indefinite-lived assets from the investee’s test, requires companies to account for an investee’s issuance of shares as if the equity method investor had sold a proportionate share of its investment, and requires that an equity method investor continues to apply the guidance in paragraph 19(l) of APB 18 upon a change in the investor’s accounting from the equity method to the cost method. EITF 08-6 is effective prospectively for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact of EITF 08-6.
          In December 2008, the FASB issued FSP FAS No. 140-4 and FIN 46R-8 “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” which requires enhanced disclosure related to VIEs in accordance with SFAS 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” and FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”. These disclosures include significant judgments and assumptions, restrictions on asset, risk and the effects on financial position, financial performance and cash flows. The enhanced disclosures are effective for the first reporting period that ends after December 15, 2008. The implementation of this standard will not have a material impact on the Company’s consolidated financial statements.
     3. Business Combination
          Pizza Fusion is a restaurant franchise operating in a niche market within the quick service and organic food industries. Founded in 2006, Pizza Fusion was operating 16 locations in Florida and California through December 31, 2008 and entered into franchise agreements to open an additional 14 stores over 2009.
          On September 18, 2008, the Company, indirectly through its wholly-owned subsidiary, Woodbridge Equity Fund II LP, purchased for an aggregate of $3.0 million, 2,608,696 shares of Series B Convertible Preferred Stock of Pizza Fusion, together with warrants to purchase up to 1,500,000 additional shares of Series B Convertible Preferred Stock of Pizza Fusion at an exercise price of $1.44 per share. The Company also has options, exercisable on or prior to September 18, 2009, to purchase up to 521,740 additional shares of Series B Convertible Preferred Stock of Pizza Fusion at a price of $1.15 per share and, upon exercise of such options, will receive warrants to purchase up to 300,000 additional shares of Series B Convertible Preferred Stock of Pizza Fusion at an exercise price of $1.44 per share. The warrants have a term of 10 years, subject to earlier expiration in certain circumstances.
          The Company evaluated its investment in Pizza Fusion under FIN No. 46(R) and determined that Pizza Fusion is a VIE. Pizza Fusion is in its infancy stages and does not have enough equity investment and will likely require additional financial support for its normal operations and further expansion of its franchise operations. Furthermore, the Company’s investment on a fully diluted basis will result in the Company having a significant interest in Pizza Fusion and therefore will bear the majority of the variability of the risks and rewards of Pizza Fusion. Additionally, as shareholder of the Series B Preferred Stock, the Company has control over the Board of Directors of Pizza Fusion. Based upon these factors, the Company concluded that it is the primary beneficiary and as such, applied purchase accounting and has consolidated the assets and liabilities of Pizza Fusion in accordance with SFAS No. 141. Apart from the investment of $3.0 million, the Company did not provide any additional financial support to Pizza Fusion. There are no restrictions on the assets currently held by Pizza Fusion and their liabilities are primarily related to franchise deposits, which are not refundable. The financial statements of Pizza Fusion at December 31, 2008 were not material.
          The following table summarizes the fair value of the assets and liabilities associated with the consolidation of Pizza Fusion as of September 18, 2008 (in thousands):

Prepaid and other current assets	$148
Property, plant and equipment	117
Intangible assets	4,324
Other assets	15

Fair value of assets	4,604

Accounts payable and other liabilities	442
Deposits and deferred fees	1,127
Notes payable	35

Fair value of liabilities	$1,604

Net assets acquired	$3,000

Net cash consideration	$3,000

          The Company recorded $4.4 million in other intangibles assets. The intangible assets consist primarily of the value of franchise agreements executed by the Company for approximately 14 stores to be open through 2009. These intangible assets will be amortized over the length of the franchise agreements which is approximately 10 years.
     4. Loss per Share
          Basic loss per common share is computed by dividing loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted loss per common share is computed in the same manner as basic loss per common share, taking into consideration (a) the dilutive effect of the Company’s stock options and restricted stock using the treasury stock method and (b) the pro rata impact of Bluegreen’s dilutive securities (stock options and convertible securities) on the amount of Bluegreen’s earnings recognized by the Company. For the years ended December 31, 2008, 2007 and 2006, common stock equivalents related to the Company’s stock options and unvested restricted stock amounted to 3,258 shares, 2,306 shares and 1,123 shares, respectively, and were not considered in computing diluted loss per common share because their effect would have been antidilutive since the Company recorded a net loss for those years. In addition, for the years ended December 31, 2008, 2007 and 2006, 336,159, 372,564 and 379,772 shares of common stock equivalents, respectively, at various prices were not included in the computation of diluted loss per common share because the exercise prices were greater than the average market price of the common shares and, therefore, their effect would be antidilutive.
          The following table presents the computation of basic and diluted loss per common share (in thousands, except for per share data):

	For the Year Ended December 31,
	2008	2007	2006
Numerator:
Basic loss per common share:
Net loss — basic	$(140,331)	(234,620)	(9,164)

Diluted loss per common share:
Net loss — basic	$(140,331)	(234,620)	(9,164)
Pro rata share of the net effect of Bluegreen dilutive securities	—	(42)	(100)

Net loss — diluted	$(140,331)	(234,662)	(9,264)

Denominator:
Basic average shares outstanding	19,088	7,821	3,967
Bonus adjustment factor from registration rights offering	—	—	1.0197

Basic average shares outstanding	19,088	7,821	4,045
Net effect of stock options assumed to be exercised	—	—	—

Diluted average shares outstanding	19,088	7,821	4,045

Loss per common share:
Basic	$(7.35)	(30.00)	(2.27)
Diluted	$(7.35)	(30.00)	(2.29)

     5. Equity transactions
Cash dividends
          Cash dividends declared by the Company’s Board of Directors for the years ended December 31, 2007 and 2006 are summarized as follows:

		Classes of	Dividend
Declaration Date	Record Date	Common Stock	per share	Payment Date
January 24, 2006	February 8, 2006	Class A, Class B	$0.10	February 15, 2006
April 26, 2006	May 8, 2006	Class A, Class B	$0.10	May 15, 2006
August 1, 2006	August 11, 2006	Class A, Class B	$0.10	August 18, 2006
October 23, 2006	November 10, 2006	Class A, Class B	$0.10	November 17, 2006
January 22, 2007	February 9, 2007	Class A, Class B	$0.10	February 16, 2007
          The Company did not declare any cash dividends during the year ended December 31, 2008. The Company has not adopted a policy of regular dividend payments. The payment of dividends in the future is subject to approval by the Board of Directors and will depend upon, among other factors, the Company’s results of operations and financial condition. The Company does not expect to pay dividends to shareholders for the foreseeable future.
Reverse stock split
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
Stock Repurchases
          In November 2008, the Company’s Board of Directors approved a stock repurchase program which authorized Woodbridge to repurchase up to 5 million shares of its Class A Common Stock from time to time on the open market or in private transactions. There can be no assurance that Woodbridge will repurchase all of the shares authorized for repurchase under the program, and the actual number of shares repurchased will depend on a number of factors, including levels of cash generated from operations, cash requirements for acquisitions and investment opportunities, repayment of debt, current stock price, and other factors. The stock repurchase program does not have an expiration date and may be modified or discontinued at any time. In the fourth quarter of 2008, the Company repurchased 2,385,624 shares at a cost of $1.4 million which have been recorded as treasury stock in the Statements of Financial Condition. These treasury stock shares repurchased by the Company were canceled and retired on February 25, 2009 subsequent to December 31, 2008. At December 31, 2008, 2,614,376 shares remained available for repurchase under the stock repurchase program.
Rights Offering
          On August 29, 2007, Woodbridge distributed to each holder of record of its Class A Common Stock and Class B Common Stock as of August 27, 2007 5.0414 subscription rights for each share of such stock owned on that date (the “Rights Offering”), Each right entitled the holder to purchase one share of Class A Common Stock at $2.00 per share, and, in the aggregate, the Company issued rights to purchase 100 million shares of Class A Common Stock. The Rights Offering was priced at $2.00 per share, commenced on August 29, 2007 and was completed on October 1, 2007. Woodbridge received $152.8 million of proceeds in connection with the exercise of rights by its shareholders. In connection with the offering, Woodbridge issued an aggregate of 76,424,066 shares (15,284,814 shares after adjusting for the reverse stock split) of Class A Common Stock on October 1, 2007. The stock price on the October 1, 2007 closing date was $2.05 per share. As a result, there is a bonus element adjustment of 1.97% for all shareholders of record on August 29, 2007 and accordingly the number of weighted average shares of Class A Common Stock outstanding for basic and diluted (loss) earnings per share was retroactively increased by 1.97% for all periods presented in these consolidated financial statements.
     6. Stock Based Compensation
          On May 11, 2004, the Company’s shareholders approved the 2003 Levitt Corporation Stock Incentive Plan. In March 2006, subject to shareholder approval, the Board of Directors of the Company approved the amendment and restatement of the Company’s 2003 Stock Incentive Plan to increase the maximum number of shares of the Company’s Class A common stock, $0.01 par value, that may be issued for restricted stock awards and upon the exercise of options under the plan from 1,500,000 to 3,000,000 shares. The Company’s shareholders approved the Amended and Restated 2003 Stock Incentive Plan (“Incentive Plan”) on May 16, 2006. In connection with the reverse stock split, the number of shares of Class A Common Stock available for issuance under the Incentive Plan and the number of shares underlying awards previously granted under the Incentive Plan were each ratably decreased and the exercise prices of stock options previously granted under the Incentive Plan were ratably increased. The share and per share data presented below and elsewhere in this report have been adjusted to reflect the reverse stock split.
          The maximum term of options granted under the Incentive Plan is 10 years. The vesting period for each grant is established by the Compensation Committee of the Board of Directors. The vesting period for employees is generally five years utilizing cliff vesting. All options granted to directors vest immediately. Option awards issued to date become exercisable based solely on fulfilling a service condition. Since the inception of the Incentive Plan there have been no expired stock options.
          In accordance with SFAS No. 123R, the Company estimates the grant-date fair value of its stock options using the Black-Scholes option-pricing model, which takes into account assumptions regarding the dividend yield, the risk-free interest rate, the expected stock-price volatility and the expected term of the stock options. The expected life of stock option awards granted is based upon the “simplified method” for “plain vanilla” options, as defined by SAB No. 110. The fair value of the Company’s stock option awards, which are primarily subject to five year cliff vesting, is expensed over the vesting life of the stock options using the straight-line method.
          The fair value for these options was estimated at the date of the grant using the following assumptions:

	Year ended	Year ended	Year ended
	December 31, 2008	December 31, 2007	December 31, 2006
Expected volatility	65.47%	40.05% – 52.59%	37.37% – 39.80%
Expected dividend yield	0.00%	0.00% – 0.83%	0.39% – 0.61%
Risk-free interest rate	4.16%	4.58% – 5.14%	4.57% – 5.06%
Expected life	5 years	5 – 7.5 years	5 – 7.5 years
Forfeiture rate — executives	5%	5%	5%
Forfeiture rate — non-executives	—	10%	10%
          Expected volatility is based on the historical volatility of the Company’s stock. Due to the short period of time the Company has been publicly traded, the historical volatilities of similar publicly traded entities are reviewed to validate the Company’s expected volatility assumption. The expected dividend yield is based on an expected quarterly dividend. Historically, forfeiture rates were estimated based on historical employee turnover rates. In 2007, there were substantial forfeitures as a result of the reductions in force related to the bankruptcy of Levitt and Sons. See (Note 24) for further explanation. As a result, the Company adjusted their stock compensation to reflect actual forfeitures. In accordance with SFAS No. 123R, companies are required to adjust forfeiture estimates for all awards with performance and service conditions through the vesting date so that compensation cost is recognized only for awards that vest. During the year ended December 31, 2008, there were substantial pre-vesting forfeitures as a result of the reductions in force related to the Company’s restructurings and the bankruptcy of Levitt and Sons. In accordance with SFAS No. 123R, pre-vesting forfeitures result in a reversal of compensation cost whereas a post-vesting cancellation would not.
          Non-cash stock compensation expense for the years ended December 31, 2008, 2007 and 2006 related to unvested stock options amounted to $840,000, $1.9 million and $3.1 million, respectively, with an expected or estimated income tax benefit of $548,000, $578,000 and $849,000, respectively. Non-cash stock compensation expense for the years ended December 31, 2008 and December 31, 2007 include $2.1 million and $3.5 million, respectively, of amortization of stock option compensation offset by $1.3 million and $1.6 million, respectively, of a reversal of stock compensation previously expensed related to forfeited options. Additionally, during 2007, the Company recorded $231,000 of tax benefit related to employees exercising stock options to acquire shares of BankAtlantic Bancorp, Inc.’s (“Bancorp”) Class A common stock which was granted to the Company’s employees before the Company was spun off from Bancorp.
          At December 31, 2008, the Company had approximately $2.4 million of unrecognized stock compensation expense related to outstanding stock option awards which is expected to be recognized over a weighted-average period of 2.3 years.
          Stock option activity under the Incentive Plan for the years ended December 31, 2007 and 2008 was as follows:

		Weighted	Weighted Average	Aggregate
		Average	Remaining	Intrinsic
	Number	Exercise	Contractual	Value
	of Options	Price	Term	(thousands)
Options outstanding at December 31, 2006	378,521	$103.65		$—
Granted	150,489	45.92		—
Exercised	—	—		—
Forfeited	156,478	88.56		—

Options outstanding at December 31, 2007	372,532	$86.66	8.00 years	—
Granted	36,398	6.70		—
Exercised	—	—		—
Forfeited	90,459	81.85		—

Options outstanding at December 31, 2008	318,471	$78.89	7.19 years	$—

Options exercisable at December 31, 2008	69,822	$40.20	8.36 years	$—

Stock options available for equity compensation grants at December 31, 2008	281,529

          A summary of the Company’s non-vested stock option activity for the years ended December 31, 2007 and 2008 was as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Grant Date	Contractual	Intrinsic Value
	Options	Fair Value	Term	(in thousands)

Non-vested at December 31, 2006	358,660	$103.97		$—
Grants	150,489	45.92		—
Vested	13,563	45.80		—
Forfeited	156,478	88.56		—

Non-vested at December 31, 2007	339,108	87.64	7.98 years	—
Grants	36,398	6.70		—
Vested	36,398	6.70		—
Forfeited	90,459	81.85		—

Non-vested at December 31, 2008	248,649	$89.75	6.86 years	$—

          The following table summarizes information about stock options outstanding as of December 31, 2008:

	Options Outstanding		Options Exercisable
		Remaining
Range of Exercise	Number of	Contractual
Price	Stock Options	Life	Options	Exercise Price
$0.00 – $16.07	36,398	9.46	36,398	$6.70
$32.13 – $48.20	78,935	8.47	13,563	$45.80
$64.26 – $80.32	59,206	7.56	—	$—
$80.33 – $96.39	8,825	7.51	8,825	$80.45
$96.40 – $112.45	83,711	5.09	9,000	$100.75
$112.46 – $128.52	150	5.22	—	$—
$144.59 – $160.65	51,246	6.56	2,036	$159.75

	318,471	7.19	69,822	$40.20

          The Company also grants shares of restricted Class A Common Stock, valued based on the market price of such stock on the date of grant. Restricted stock is issued primarily to the Company’s directors and typically vests in equal monthly installments over a one-year period. Compensation expense arising from restricted stock grants is recognized using the straight-line method over the vesting period. Unearned compensation for restricted stock is a component of additional paid-in capital in shareholders’ equity in the consolidated statements of financial condition. During the year ended December 31, 2007, the Company granted 1,529 restricted shares of Class A common stock to non-employee directors under the Incentive Plan, having a market price on the date of grant of $45.80 per share. During the year ended December 31, 2008, the Company granted 31,345 restricted shares of Class A common stock to non-employee directors under the Incentive Plan, having a market price on the date of grant of $6.70 per share. The restricted stock vests monthly over a 12 month period. Non-cash stock compensation expense for the years ended December 31, 2008, 2007 and 2006 related to restricted stock awards amounted to $152,000, $81,000 and $150,000, respectively.
     7. Notes Receivable
          Notes receivable, which is included in other assets, was approximately $4.0 million at each of December 31, 2008 and 2007 and represents purchase money notes due from third parties resulting from various land sales at Core Communities. As of December 31, 2008, there were three notes outstanding with a weighted average interest rate of 5.15% and interest is payable quarterly. A balloon principal payment on one note of approximately $3.9 million is due in full in December 2009. The remaining two notes of approximately $63,000 have principal payment terms due at various dates through 2012.
     8. Inventory of Real Estate
          At December 31, 2008 and 2007, inventory of real estate is summarized as follows (in thousands):

	December 31,
	2008	2007

Land and land development costs	$202,456	196,577
Construction cost	463	1,062
Capitalized interest	37,764	29,012
Other costs	635	639

	$241,318	227,290

          As of December 31, 2008, inventory of real estate included inventory related to the operations of the Land Division and Carolina Oak.
          As a result of the various impairment analyses conducted throughout 2008, 2007 and 2006, the Company recorded impairment charges of approximately $3.5 million, $226.9 million and $36.8 million, respectively, in cost of sales of real estate in the years ended December 31, 2008, 2007 and 2006. During the fourth quarter of 2008, the Company made the decision to suspend the development activities of Carolina Oak and is re-evaluating its options with respect to this entity due to the continued deterioration of the real estate markets in 2008. As a result, the Company re-evaluated its impairment analyses in accordance with SFAS No. 144 and determined that an impairment charge of $3.5 million was required to write the inventory down to its fair value at December 31, 2008. This impairment charge was recorded in the Other Operations segment. The impairment charges recorded in 2007 and 2006 related to Levitt and Sons’ inventory of real estate and were recorded in the Primary and Tennessee Homebuilding segments. In addition, included in total impairment charges there was approximately $2.4 million in 2008 and $9.3 million in 2007 of impairment charges relating to capitalized interest in the Other Operations segment in connection with Carolina Oak (2008) and the projects that Levitt and Sons ceased developing (2007), respectively.
     9. Property and Equipment
          Property and equipment at December 31, 2008 and 2007 is summarized as follows (in thousands):

		December 31,
	Depreciable Life	2008	2007

Real estate investments	30-39 years	$97,113	101,185
Water and irrigation facilities	35-50 years	12,346	11,515
Furniture and fixtures and equipment	3-7 years	12,259	12,131

		121,718	124,831
Accumulated depreciation		(12,241)	(6,588)

Property and equipment, net		$109,477	118,243

          Depreciation expense for the years ended December 31, 2008, 2007 and 2006 was $5.7 million, $3.1 million and $2.6 million, respectively, and is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.
          The Company received proceeds from the sale of property and equipment for the years ended December 31, 2008 and 2006 of approximately $5.6 million and $1.9 million, respectively. As a result of these sales, the Company realized a gain on sale of property and equipment for the years ended December 31, 2008 and 2006 of approximately $2.5 million and $1.9 million, respectively. Sales of property and equipment for the year ended December 31, 2007 were not material.

          In 2007, the Company performed a review of its fixed assets and determined that certain leasehold improvements were no longer appropriately valued as we vacated the leased space associated with those improvements. Therefore, the leasehold improvements in the amount of $564,000 related to this vacated space were written off in the year ended December 31, 2007.
     10. Investments
Bluegreen Corporation
     At December 31, 2008, the Company owned approximately 9.5 million shares of common stock of Bluegreen, representing approximately 31% of Bluegreen’s outstanding common stock. The Company accounts for its investment in Bluegreen under the equity method of accounting. The cost of the Bluegreen investment is adjusted to recognize the Company’s interest in Bluegreen’s earnings or losses. The difference between a) the Company’s ownership percentage in Bluegreen multiplied by its earnings and b) the amount of the Company’s equity in earnings of Bluegreen as reflected in the Company’s financial statements relates to the amortization or accretion of purchase accounting adjustments made at the time of the acquisition of Bluegreen’s common stock, to adjustments made to the Company’s investment balance related to equity transactions recorded by Bluegreen that effect the Company’s ownership and to the cumulative adjustment discussed below.
     Effective January 1, 2006, Bluegreen adopted SOP 04-02. This Statement amends FAS No. 67 to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-02. Bluegreen’s adoption of SOP 04-02 resulted in a one-time, non-cash, cumulative effect of change in accounting principle charge of $4.5 million to Bluegreen for the year ended December 31, 2006, and accordingly reduced the earnings in Bluegreen recorded by the Company by approximately $1.4 million for the same period.
     During 2008, the Company began evaluating its investment in Bluegreen for other-than-temporary impairment in accordance with FSP FAS 115-1/FAS 124-1, APB No. 18 and SAB No. 59 as the fair value of the Bluegreen stock had fallen below the carrying value of the Company’s investment in Bluegreen of approximately $12 per share. The Company analyzed various quantitative and qualitative factors including the Company’s intent and ability to hold the investment, the severity and duration of the impairment and the prospects for the improvement of fair value. On July 21, 2008, Bluegreen’s Board of Directors entered into a non-binding letter of intent for the sale of Bluegreen’s outstanding common stock for $15 per share to a third party, with a due diligence and exclusivity period through September 15, 2008. This due diligence and exclusivity period was subsequently extended through November 15, 2008. In October 2008, Bluegreen disclosed that the third party buyer had been unable to obtain the financing necessary to execute a sale transaction, therefore, no assurances could be provided that a sale would be completed. As of December 31, 2008, the exclusivity period had expired and Bluegreen was not able to consummate a sale.
     At September 30, 2008, the Company’s investment in Bluegreen was $119.4 million compared to the $65.8 million trading value (calculated based upon the $6.91 closing price of Bluegreen’s common stock on the New York Stock Exchange on September 30, 2008). The Company determined that its investment in Bluegreen was other-than-temporarily impaired due to the severity of the decline in the fair value of the investment, the probability that a sale could not be executed by Bluegreen, and due to the deterioration of the debt and equity markets in the third quarter of 2008. Therefore, the Company recorded an impairment charge of $53.6 million, adjusting the carrying value of its investment in Bluegreen to $65.8 million at September 30, 2008. Additionally, after further evaluation of the Company’s investment in Bluegreen as of December 31, 2008, based on, among other things, the continued decline of Bluegreen’s common stock price and the continued deterioration of the equity markets, the Company determined that an additional impairment of the investment in Bluegreen was appropriate. Accordingly, the Company recorded a $40.8 million impairment charge (calculated based upon the $3.13 closing price of Bluegreen’s common stock on the New York Stock Exchange on December 31, 2008) and adjusted the carrying value of its investment in Bluegreen to $29.8 million. On March 13, 2009, the closing price of Bluegreen’s common stock was $1.12 per share.

     As a result of the impairment charges taken, a basis difference was created between the Company’s investment in Bluegreen and the underlying assets and liabilities carried on the books of Bluegreen. Therefore, earnings from Bluegreen will be adjusted each period to reflect the amortization of this basis difference. As such, the Company established an allocation methodology by which the Company allocated the impairment loss to the relative fair value of Bluegreen’s underlying assets based upon the position that the impairment loss was a reflection of the perceived value of these underlying assets. The appropriate amortization will be calculated based on the useful lives of the underlying assets and other relevant data associated with each asset category. As such, amortization of $9.2 million was recorded into the Company’s pro rata share of Bluegreen’s net loss for the period ended December 31, 2008.
          The following table shows the reconciliation of the Company’s pro rata share of Bluegreen’s net loss to the Company’s total earnings from Bluegreen recorded in the Consolidated Statements of Operations (in thousands):

December 31,
2008

Prorata share of Bluegreen’s net loss	$(154)
Amortization of basis difference	9,150

Total earnings from Bluegreen Corporation	$8,996

          The following table shows the reconciliation of the Company’s prorata share of its net investment in Bluegreen and its investment in Bluegreen after impairment charges (in thousands):

December 31,
2008

Prorata share of investment in Bluegreen Corporation	$115,065
Amortization of basis difference	9,150

Less: Impairment of investment in Bluegreen Corporation	(94,426)

Investment in Bluegreen Corporation	$29,789

          Bluegreen’s condensed consolidated financial statements are presented below (in thousands):
Condensed Consolidated Balance Sheet
(In thousands)

	December 31,
	2008	2007
Total assets	$1,193,507	1,039,578

Total liabilities	781,522	632,047
Minority interest	29,518	22,423
Total shareholders’ equity	382,467	385,108

Total liabilities and shareholders’ equity	$1,193,507	1,039,578

Condensed Consolidated Statements of Income
(In thousands)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2008	2007	2006

Revenues and other income	$602,043	691,494	671,509
Cost and other expenses	594,698	632,280	609,018

Income before minority interest and provision for income taxes	7,345	59,214	62,491
Minority interest	7,095	7,721	7,319

Income before provision for income taxes	250	51,493	55,172
Provision for income taxes	(766)	(19,567)	(20,861)

(Loss) income before cumulative effect of change in accounting principle	(516)	31,926	34,311
Cumulative effect of change in accounting principle, net of tax	—	—	(5,678)
Minority interest in cumulative effect of change in accounting principle	—	—	1,184

Net (loss) income	$(516)	31,926	29,817

          During the fourth quarter of 2008, Bluegreen recorded $15.6 million in restructuring charges as part of its strategic initiative to conserve cash by reducing overhead and capital spending, among other things. In addition, Bluegreen recorded an $8.5 million impairment charge related to its goodwill.
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
          During December 2008, the Company performed an impairment analysis of its investment in Office Depot common stock. The Company concluded that there was an other-than-temporary impairment associated with its investment in Office Depot based on the severity of the decline of the fair value of its investment, the length of time the stock price had been below the carrying value of the Company’s investment, the continued decline in the overall economy and credit markets, and the unpredictability of the recovery of the Office Depot stock price. Accordingly, the Company recorded an other-than-temporary impairment charge of approximately $12.0 million representing the difference of the average cost of $11.33 per share and the fair value of $2.98 per share as of December 31, 2008 multiplied by the number of shares of Office Depot common stock owned by the Company at that date. As a result of the impairment charge, the Company’s investment in Office Depot was $4.3 million at December 31, 2008. On March 13, 2009, the closing price of Office Depot’s common stock on the New York Stock Exchange was 1.10 per share.
          Data with respect to this investment is shown in the table below (in thousands):

December 31,
2008

Total cost	$33,978
Sale of portion of Office Depot common stock	(17,726)
Other-than-temporary impairment	(11,974)

Total fair value	$4,278

          The table below shows the amount of gains and other-than-temporary loss reclassified out of other comprehensive loss into net loss for the period (in thousands):

December 31,
2008

Unrealized holding loss arising during the period	$(10,796)
Less: Reclassification adjustment for gains included in net loss	(1,178)
Less: Reclassification adjustment for other-than-temporary loss	11,974

Net unrealized holding gain (loss)	$—

          The Company valued Office Depot’s common stock using a market approach valuation technique and Level 1 valuation inputs under SFAS No. 157. The Company uses quoted market prices to value equity securities. The fair value of the Office Depot common stock in the Company’s consolidated statements of financial condition at December 31, 2008 was calculated based upon the $2.98 closing price of Office Depot’s common stock on the New York Stock Exchange on December 31, 2008. On March 13, 2009, the closing price of Office Depot common stock was $1.10 per share. The Company will continue to monitor this investment to determine whether any further other-than-temporary impairment associated with this investment may be required in future periods.
Unconsolidated Trusts
     During the fourth quarter of 2008, the Company determined that the fair value of its investment in unconsolidated trusts, which consists of its common interests in subordinated trust debt securities of approximately $406,000, was less than the carrying value of this investment of $2.6 million primarily due to the deterioration of the market for these instruments and overall economic conditions. The fair value was assessed using Level 3 inputs as defined by FAS 157, whereby the Company’s valuation technique was to measure the fair value based upon the current rates and spreads that were used to value the underlying subordinated trust debt securities which is primarily based upon similarly rated corporate bonds. The Company evaluated its investment for other-than-temporary impairment due to the significance of the carrying value in excess of fair value, and the lack of evidence to support the recoverability of the carrying value in the near future. Therefore, based upon the criteria for other-than-temporary impairment as defined in FSP FAS 115-1/FAS 124-1, the Company determined that an impairment charge of approximately $2.1 million was required at December 31, 2008.

     11. Notes and Mortgage Notes Payable and Junior Subordinated Debentures
          Notes and mortgages payable at December 31, 2008 and 2007 are summarized as follows (in thousands):

	December 31,
	2008	2007	Interest Rate	Maturity Date

Land acquisition and development mortgage notes payable (a)(f)	$140,034	136,266	From LIBOR + 2.50% to Fixed 6.88%	Range from June 2011 to October 2019
Commercial development mortgage notes payable (b)(f)	71,905	76,278	From LIBOR + 1.70% to Prime	Range from June 2009 to July 2010
Borrowing base facility (c)	37,458	39,674	Prime	March 2011
Other mortgage notes payable (d)	11,831	12,027	Fixed 5.47%	April 2015
Development bonds	3,291	3,350	Fixed from 6.00% to	2035
			6.13%
Other borrowings	381	1,143	Fixed from 2.44% to	Range from July
			9.15%	2009 to June 2013

Total Notes and Mortgage Notes Payable (e)	$264,900	268,738

(a)	Core Communities’ land acquisition and development mortgage notes payable are collateralized by inventory of real estate with approximate net carrying values aggregating $174.5 million and $159.2 million as of December 31, 2008 and 2007, respectively. Core has a credit agreement with a financial institution which provides for borrowing of up to $88.9 million. This facility matures in June 2011 and has a Loan to Value limitation of 55%. As of December 31, 2008, $86.9 million was outstanding, with no current availability for borrowing based on available collateral. Core has a credit agreement with a financial institution which provides for borrowings of up to $33.0 million. This facility matures in October 2019. As of December 31, 2008, $23.2 million is outstanding with no current availability for borrowing based on available collateral. Core has a credit agreement with a financial institution which provides for borrowing of up to $5.0 million. This facility matures in October 2019. As of December 31, 2008, $4.9 million was outstanding, with no current availability for borrowing based on available collateral. These notes accrue interest, payable monthly, at fixed and varying rates and are tied to various indices as noted above. For certain notes, principal payments are required monthly or quarterly as the note dictates. Core had a $50.0 million revolving credit facility with a Loan to Value limitation of 75% for construction financing for the development of the Tradition Hilton Head master-planned community which was subsequently modified in 2008 to $25.0 million. This agreement had a provision that required additional principal payments, known as curtailment payments, in the event that actual sales were below the contractual requirements. A curtailment payment of $14.9 million was paid in January 2008. On June 27, 2008, Core modified this loan agreement, terminating the revolving feature of the loan and reducing an approximately $19 million curtailment payment due in June 2008 to $17.0 million, $5.0 million of which was paid in June 2008. The loan was further modified in December 2008, reducing the loan to $25 million, eliminating the curtailment requirements, extending the loan to February 2012 and increasing the rate to Prime Rate plus 1%, with a floor of 5.00%, and the establishment of an interest reserve classified as restricted cash. As of December 31, 2008, $25.0 million was outstanding, with no current availability for borrowing based on available collateral. The loan accrues interest at the bank’s Prime Rate plus 1.0% (subject to a floor of 5%) and interest is payable monthly. The facility is due and payable on February 28, 2012.

(b)	Core Communities has three credit agreements with a financial institution which provides for borrowing of up to $80.3 million. As of December 31, 2008, $71.9 million was outstanding, with no current availability for borrowing based on available collateral. These credit agreements had debt service coverage ratios of up to 1.15. Core has a credit agreement with a financial institution which provides for borrowing of up to $64.3 million. This facility matures in June 2009, has two one-year extension options at the Company’s sole discretion and, as of December 31, 2008, $58.3 million was outstanding, with no current availability for borrowing based on available collateral. In July 2008, one of these credit agreements was refinanced by $9.1 million of construction loans. The new loan has an interest rate of 30-day LIBOR plus 210 basis points or Prime Rate, a maturity date of July 2010 with a one year extension subject to certain conditions, and has an outstanding balance of $8.9 million at December 31, 2008. In 2008, Core extended the maturity of another $6.9 million credit agreement from June 2008 to June 2010, which had an outstanding balance of $4.7 million at December 31, 2008. These notes accrue interest at varying rates tied to various indices as noted above and interest is payable monthly. For certain notes, principal payments are required monthly as the note dictates. Core Communities’ commercial development mortgage notes payable are collateralized by commercial property with approximate net carrying values aggregating $96.1 million and $103.2 million as of December 31, 2008 and 2007, respectively.

(c)	Levitt and Sons had entered into a $100.0 million revolving working capital, land acquisition, development and residential construction borrowing base facility agreement with a 75% Loan to Value limitation and borrowed $30.2 million under the facility

(the “Carolina Oak Loan”). The proceeds were used to finance the inter-company purchase of a 150 acre parcel in Tradition Hilton Head from Core Communities and to refinance a $15.0 million line of credit. In October 2007, in connection with Woodbridge’s acquisition from Levitt and Sons of the membership interests in Carolina Oak, Woodbridge became the obligor for the entire Carolina Oak Loan outstanding balance at the time of acquisition of $34.1 million. The Carolina Oak Loan was modified in connection with the acquisition and had an outstanding balance of $37.5 million at December 31, 2008. The Carolina Oak Loan is collateralized by a first mortgage on the 150 acre parcel in Tradition, Hilton Head with approximate net carrying values aggregating $27.6 million and $38.5 million as of December 31, 2008 and 2007, respectively. The Carolina Oak Loan is due and payable on March 21, 2011 and may be extended at the lender’s sole discretion on the anniversary date of the facility. Interest accrues at the Prime Rate and is payable monthly. At December 31, 2008, there was no immediate availability to draw on this facility based on available collateral.

(d)	Woodbridge entered into a mortgage note payable agreement with a financial institution in March 2005 to repay the bridge loan used to temporarily fund the Company’s purchase of an office building in Fort Lauderdale. This note payable is collateralized by the office building with approximate net carrying values aggregating $13.7 million and $14.2 million as of December 31, 2008 and 2007, respectively. The note payable contains a balloon payment provision of approximately $10.4 million at the maturity date in April 2015. Principal and interest are payable monthly.

(e)	At December 31, 2008, 2007 and 2006, the Prime Rate as reported by the Wall Street Journal was 3.25%, 7.25% and 8.25%, respectively, and the three-month LIBOR Rate was 1.83%, 4.98% and 5.36%, respectively.

(f)	Core Communities credit facilities generally require it to maintain a minimum net worth and minimum working capital levels, the most restrictive of which is a minimum net worth of $75 million and minimum liquidity of $7.5 million.
          The Company’s unsecured junior subordinated debentures at December 31, 2008 and 2007 are described in the following table (in thousands):

						Beginning
						Optional
	Issue	As of December 31,		Interest	Maturity	Redemption
	Date	2008	2007	Rate	Date	Date

Levitt Capital Trust I	March 2005	$23,196	23,196	From fixed 8.11% to	March 2035	March 2010
				LIBOR + 3.85%

Levitt Capital Trust II	May 2005	30,928	30,928	From fixed 8.09% to	June 2035	June 2010
				LIBOR + 3.80%

Levitt Capital Trust III	June 2006	15,464	15,464	From fixed 9.25% to	June 2036	June 2011
				LIBOR + 3.80%

Levitt Capital Trust IV	July 2006	15,464	15,464	From fixed 9.35% to	September 2036	September 2011
				LIBOR + 3.80%

Total		$85,052	85,052

          The Company formed four statutory business trusts which issued trust preferred securities to third parties and trust common securities to the Company and used the proceeds to purchase an identical amount of junior subordinated debentures from the Company. Interest on the junior subordinated debentures and distributions on these trust preferred securities are payable quarterly in arrears at the fixed rate as described in the above table until the optional redemption date and thereafter at the floating rate as specified in the above table until the corresponding scheduled maturity date. The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures at maturity or their earlier redemption. The junior subordinated debentures are redeemable in whole or in part at our option at any time after five years from the issue date or sooner following certain specified events.

          Some of the Company’s subsidiaries have borrowings which contain covenants that, among other things, require the subsidiary to maintain financial ratios and a minimum net worth. These requirements may limit the amount of debt that the subsidiaries can incur in the future and restrict the payment of dividends from subsidiaries to the Parent Company. The loan agreements generally require repayment of specified amounts upon a sale of a portion of the property collateralizing the debt. The land acquisition and development mortgage notes payable, commercial development mortgage notes payable and the borrowing base facility all have loan to value limitations. The commercial development mortgage notes payable also have debt service coverage ratio limitations. At December 31, 2008, the Company was in compliance with all loan agreement financial requirements and covenants. See Note 15 for further discussion of Core’s debt covenants.
          At December 31, 2008, the aggregate required scheduled principal payment of indebtedness in each of the next five years is approximately as follows (in thousands):

Year ended December 31,
2009	$3,567
2010	8,713
2011	188,520
2012	26,309
2013	1,265
Thereafter	121,578

$349,952

          The timing of contractual payments for debt obligations assumes the exercise of all loan extensions available at the Company’s sole discretion.
     12. Development Bonds Payable
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
          Core’s bond financing at December 31, 2008 and 2007 consisted of district bonds totaling $218.7 million with outstanding amounts of approximately $130.5 million and $82.9 million, respectively. Further, at December 31, 2008 and 2007, there was approximately $82.4 million and $129.5 million, respectively, available under these bonds to fund future development expenditures. Bond obligations at December 31, 2008 mature in 2035 and 2040. As of December 31, 2008, Core owned approximately 16% of the property subject to assessments within the community development district and approximately 91% of the property subject to assessments within the special assessment district. During the years ended December 31, 2008, 2007 and 2006, Core recorded approximately $584,000, $1.3 million and $1.7 million, respectively, in assessments on property owned by it in the districts. Core is responsible for any assessed amounts until the underlying property is sold and will continue to be responsible for the annual assessments if the property is never sold. In addition, Core has guaranteed payments for assessments under the district bonds in Tradition, Florida which would require funding if future assessments to be allocated to property owners are insufficient to repay the bonds. Management has evaluated this exposure based upon the criteria in SFAS No. 5, “Accounting for Contingencies”, and has determined that there have been no substantive changes to the projected density or land use in the development subject to the bond which would make it probable that Core would have to fund future shortfalls in assessments.

          In accordance with Emerging Issues Task Force Issue No. 91-10, “Accounting for Special Assessments and Tax Increment Financing”, the Company records a liability for the estimated developer obligations that are fixed and determinable and user fees that are required to be paid or transferred at the time the parcel or unit is sold to an end user. At December 31, 2008 and 2007, the liability related to developer obligations was $3.3 million associated with Core’s ownership of the property and is recorded in the consolidated statements of financial condition (note 11).
     13. Employee Benefit Plan
          The Company has a defined contribution plan established pursuant to Section 401(k) of the Internal Revenue Code. Employees who have completed three months of service and have reached the age of 18 are eligible to participate. During the years ended December 31, 2008, 2007, and 2006, the Company’s contributions to the plan amounted to $302,000, $1.1 million, and $1.3 million, respectively. These amounts are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.
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
          The Company occupied office space at BankAtlantic’s corporate headquarters through November 2006. BFC provided this office space on a month-to-month basis and received reimbursements for overhead based on market rates. Pursuant to the terms of a shared services agreement between the Company and BFC Shared Services Corporation, certain administrative services, including human resources, risk management, and investor and public relations, are provided to the Company by BFC Shared Services Corporation on a percentage of cost basis. The total amounts paid for these services in 2008, 2007 and 2006 were $1.1 million, $1.1 million, and $912,000, respectively, and may not be representative of the amounts that would be paid in an arms-length transaction. The Company entered into a sublease agreement with BFC, effective May 2008, to lease space located at the BankAtlantic corporate office for the Company’s corporate staff at an annual rate of approximately $152,000. During the year ended December 31, 2008, the Company paid BFC approximately $101,000 under this sublease agreement.
          The Company entered into an agreement with BankAtlantic, effective March 2008, pursuant to which BankAtlantic agreed to house the Company’s information technology servers and provide hosting, security and managed services to the Company relating to its information technology operations. Pursuant to the agreement, the Company paid BankAtlantic a one-time set-up charge of approximately $17,000 and agreed to pay BankAtlantic monthly hosting fees of $10,000 for these services. During the year ended December 31, 2008, the Company paid monthly hosting fees to BankAtlantic of approximately $73,000.
          The following table sets forth fees paid to the indicated related parties (in thousands)

	Year Ended December 31,
	2008	2007	2006

BFC	$1,180	1,057	912
Bancorp	151	101	185

Total fees	$1,331	1,158	1,097

          The payments represent rent, services performed or expense reimbursements.

          Levitt and Sons utilized the services of Conrad & Scherer, P.A., a law firm in which William R. Scherer, a member of the Company’s Board of Directors, is a member. Levitt and Sons related party information for the year ended December 31, 2008 was not included in the Company’s consolidated statements of operations due to the deconsolidation of Levitt and Sons as of November 9, 2007. Levitt and Sons paid fees aggregating $22,000 and $470,000 to this firm during the years ended December 31, 2007 and 2006, respectively. No fees were paid to this firm in 2008.
          Certain of the Company’s executive officers separately receive compensation from affiliates of the Company for services rendered to those affiliates. Members of the Company’s Board of Directors and executive officers also have banking relationships with BankAtlantic in the ordinary course of BankAtlantic’s business.
          At December 31, 2008 and 2007, $4.4 million and $6.1 million, respectively, of cash and cash equivalents were held on deposit by BankAtlantic. Interest on deposits held at BankAtlantic for the years ended December 31, 2008, 2007 and 2006 was approximately $72,000, $147,000 and $436,000, respectively. Additionally, at December 31, 2008, BankAtlantic facilitated the placement of $49.9 million of FDIC insured certificates of deposits with other insured depository institutions on our behalf through the Certificate of Deposit Account Registry Service (“CDARS”) program. The CDARS program facilitates the placement of funds into certificates of deposits issued by other financial institutions in increments of less than the standard FDIC insurance maximum to insure that both principal and interest are eligible for full FDIC insurance coverage.
          During 2006, BankAtlantic reimbursed the Company $438,000 for the out-of-pocket costs incurred by it in connection with the Company’s efforts to develop certain property owned by Bank Atlantic, including rezoning of property and obtaining permits necessary to develop the property for residential and commercial use.
     15. Commitments and Contingencies
          The Company’s rent expense for premises and equipment for the years ended December 31, 2008, 2007 and 2006 was $520,000, $2.6 million and $2.7 million, respectively. Approximate minimum future rentals due under non-cancelable leases with a term remaining of at least one year are as follows (in thousands):

Year ended December 31,
2009	$1,279
2010	700
2011	362
2012	190
2013	196
Thereafter	1,070

$3,797

          Of the above lease payments, $604,000 was accrued at December 31, 2008 related to leased furniture and fixtures located at vacated lease space.
          Tradition Development Company, LLC, a wholly-owned subsidiary of Core Communities (“TDC”), has an existing advertising agreement with the operator of a Major League Baseball team pursuant to which, among other advertising rights, TDC obtained a royalty-free license to use, among others, the trademark “Tradition Field” at the sports complex located in Port St. Lucie and the naming rights to that complex. The initial term of the agreement terminates on December 31, 2013; provided, however, upon payment of a specified buy-out fee and compliance with other contractual procedures, TDC has the right to terminate the agreement at any time. Required cumulative payments under the agreement through December 31, 2013 are approximately $923,000.

          At December 31, 2008 and 2007, the Company had outstanding surety bonds and letters of credit of approximately $8.2 million and $7.1 million, respectively, related primarily to its obligations to various governmental entities to construct improvements in its various communities. The Company estimates that approximately $5.0 million of work remains to complete these improvements and does not believe that any outstanding bonds or letters of credit will likely be drawn upon.
          In January of 2009, Core was advised by one of its lenders that they had received an external appraisal on the land that serves as collateral for a development mortgage note payable with an outstanding balance of $86.9 million at December 31, 2008. The appraised value would suggest the potential for a remargining payment to bring the note payable back in line with the minimum loan-to-value requirement. The lender is conducting their internal review procedures of the appraisal, including the determination of the appraised value. As of the date of this filing, the lender’s evaluation is continuing and until such time as there is final conclusion on the part of the lender, the amount of a possible re-margin, if any, is not determinable.
          Levitt and Sons had $33.3 million in surety bonds related to its ongoing projects at the time of the filing of the Chapter 11 Cases. In the event that these obligations are drawn and paid by the surety, Woodbridge could be responsible for up to $11.7 million plus costs and expenses in accordance with the surety indemnity agreements. As of December 31, 2008 and 2007, the Company had $1.1 million and $1.8 million, respectively, in surety bonds accrual at Woodbridge related to certain bonds which management considers it to be probable that the Company will be required to reimburse the surety under applicable indemnity agreements. During the year ended December 31, 2008, the Company reimbursed the surety $532,000 in accordance with the indemnity agreement for bond claims paid during the period while no reimbursements were made in 2007. It is unclear given the uncertainty involved in the Chapter 11 Cases whether and to what extent the remaining outstanding surety bonds of Levitt and Sons will be drawn and the extent to which Woodbridge may be responsible for additional amounts beyond this accrual. It is unlikely that Woodbridge would have the ability to receive any repayment, assets or other consideration as recovery of any amounts it is required to pay. The expense associated with this accrual is included in other expense in the Other Operations segment for the year ended December 31, 2007, due to its non-recurring and unusual nature. In September 2008, a surety filed a lawsuit to require Woodbridge to post $5.4 million of collateral against a portion of the $11.7 million surety bonds exposure in connection with two bonds totaling $5.4 million with respect to which a municipality made claims against the surety. The Company believes that the municipality does not have the right to demand payment under the bonds and initiated a lawsuit against the municipality and does not believe that a loss is probable. Accordingly, the Company did not accrue any amount in connection with this claim as of December 31, 2008. As claims were made on the bonds, the surety requested the Company post a $4.0 million letter of credit as security while the matter is litigated with the municipality and the Company has complied with that request.
          In the third and fourth quarters of 2007, substantially all of Levitt and Sons’ employees were terminated and 22 employees were terminated at Woodbridge primarily as a result of the Chapter 11 Cases. On November 9, 2007, Woodbridge implemented an employee fund and indicated that it would pay up to $5 million of severance benefits to terminated Levitt and Sons employees to supplement the limited termination benefits which Levitt and Sons was permitted to pay to those employees. Levitt and Sons is restricted in the amount of termination benefits it can pay to its former employees by virtue of the Chapter 11 Cases.
          The following table summarizes the restructuring related accruals activity recorded for the years ended December 31, 2008 and 2007 (in thousands):

	Severance		Independent	Surety
	Related		Contractor	Bond
	and Benefits	Facilities	Agreements	Accrual	Total

Balance at December 31, 2006	$—	—	—	—	—
Restructuring charges	4,864	1,010	1,497	1,826	9,197
Cash payments	(2,910)	—	(76)	—	(2,986)

Balance at December 31, 2007	$1,954	1,010	1,421	1,826	6,211

Restructuring charges	2,238	140	—	(150)	2,228
Cash payments	(4,063)	(446)	(824)	(532)	(5,865)

Balance at December 31, 2008	$129	704	597	1,144	2,574

          The severance related and benefits accrual includes severance, severance related payments made to Levitt and Sons employees, payroll taxes and other benefits related to the terminations that occurred in 2007 as part of the Chapter 11 Cases. For the years ended December 31, 2008 and 2007, the Company paid approximately $4.1 million and $600,000, respectively, in severance and termination charges related to the employee fund as well as severance for employees other than Levitt and Sons employees which is reflected in the Other Operations segment and paid $2.3 million in severance to the employees of the Homebuilding Division prior to deconsolidation in 2007. Employees entitled to participate in the fund either received a payment stream, which in certain cases extended over two years, or a lump sum payment, dependent on a variety of factors. For any amounts paid related to the fund from the Other Operations segment, these payments were in exchange for an assignment to the Company by those employees of their unsecured claims against Levitt and Sons. At December 31, 2008 and 2007, there was $129,000 and $2.0 million, respectively, accrued to be paid related to this fund as well as severance for employees other than Levitt and Sons employees. As of December 31, 2008, the Company does not expect to incur additional severance related expenses with respect to the Levitt and Sons employees.
          The facilities accrual represents expense associated with property and equipment leases that the Company had entered into that are no longer providing a benefit to the Company, as well as termination fees related to contractual obligations the Company cancelled. Included in this amount are future minimum lease payments, fees and expenses, net of estimated sublease income for which the provisions of SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities”, as applicable, were satisfied. This restructuring expense is included in selling, general and administrative expenses for the Other Operations segment for the year ended December 31, 2007.
          The independent contractor related expense relates to two contractor agreements entered into with former Levitt and Sons employees. The agreements are for past and future consulting services. The total commitment related to these agreements is $681,000 as of December 31, 2008 and will be paid monthly through 2009. The expense associated with these arrangements is included in selling, general and administrative expenses for the Other Operations segment for the years ended December 31, 2008 and 2007.
          The Company entered into an indemnity agreement in April 2004 with a joint venture partner at Altman Longleaf relating to, among other obligations, that partner’s guarantee of the joint venture’s indebtedness. The liability under the indemnity agreement was limited to the amount of any distributions from the joint venture which exceeded the Company’s original capital and other contributions. Original capital contributions were approximately $585,000 and the Company has received approximately $1.2 million in distributions since 2004. In December 2008, the Company’s interest in the joint venture was sold and it received approximately $182,000 as a result of the sale and the Company was released from any potential obligation of indemnity which may have arisen in connection with the joint venture.
     16. Income Taxes
               The benefit for income tax expense consists of the following (in thousands):

	Year Ended December 31,
	2008	2007	2006

Current tax benefit (provision):
Federal	$—	29,690	(7,350)
State	—	18	(1,143)

	—	29,708	(8,493)

	Year Ended December 31,
	2008	2007	2006

Deferred income tax (provision) benefit:
Federal	—	(6,421)	13,060
State	—	(1,118)	1,203

	—	(7,539)	14,263

Total income tax benefit	$—	22,169	5,770

          The Company’s benefit for income taxes differs from the federal statutory tax rate of 35% due to the following (in thousands):

	Year Ended December 31,
	2008	2007	2006
Income tax benefit at expected federal income tax rate of 35%	$49,116	89,876	5,227
Benefit for state taxes, net of federal benefit	5,005	9,381	936
Tax-exempt income	140	425	489
Goodwill impairment adjustment	—	—	(458)
Share-based compensation	21	(134)	(317)
Loss from Levitt and Sons	20,981	—	—
Increase in valuation allowance	(75,269)	(76,730)	(425)
Other, net	6	(649)	318

Benefit for income taxes	$—	22,169	5,770

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets consist of the following (in thousands):

	As of December 31,
	2008	2007
Deferred tax assets:
Real estate held for sale capitalized for tax purposes in excess of amounts capitalized for financial statement purposes	$926	2,016
Real estate valuation adjustments	1,295	—
Investment in Levitt and Sons	46,393	68,339
Share based compensation	1,773	1,427
Accrued and other non-deductible expenses	904	2,237
Investment in Bluegreen	10,307	—
Investment in Office Depot	4,620	—
Investment in unconsolidated trusts	828	—
Federal net operating loss carryforward	67,050	14,191
State net operating loss carryforward	10,723	5,122
Income recognized for tax purposes and deferred for financial statement purposes	7,510	7,228
Other	4,095	2,049

Gross deferred tax assets	156,424	102,609
Valuation allowance	(154,138)	(78,562)

Total deferred tax assets	2,286	24,047
Deferred tax liabilities:
Investment in Bluegreen	—	21,768
Property and equipment	423	496
Other	1,863	1,783

	As of December 31,
	2008	2007
Total deferred tax liabilities	2,286	24,047

Net deferred tax asset		—
Less the deferred income tax (assets) liabilities at beginning of period	—	(6,635)
Implementation of FIN 48	—	(1,798)
Deferred income taxes on Bluegreen’s unrealized gains, losses and issuance of common stock	—	894

(Provision) benefit for deferred income taxes	$—	(7,539)
          Activity in the deferred tax valuation allowance (in thousands):

	As of December 31,
	2008	2007
Balance, beginning of period	$78,562	425
Increase in deferred tax valuation allowance	75,269	76,730
Increase in deferred tax valuation allowance — paid in capital	307	1,407

Balance, end of period	$154,138	78,562

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
          The Company has performed such an analysis, and a valuation allowance has been provided against deferred tax assets to the extent they cannot be used to offset future income arising from the expected reversal of taxable differences. The Company has therefore established a valuation allowance for the entire deferred tax assets, net of the deferred tax liabilities. A valuation allowance of $154.1 million and $78.6 million as of December 31, 2008 and December 31, 2007, respectively, has been provided due to the significance of the Company’s losses, including losses generated by Levitt and Sons, and significant uncertainties of its ability to realize these assets. The Company will be required to update its estimates of future taxable income based upon additional information management obtains and will continue to evaluate the realizability of the net deferred tax asset on a quarterly basis.
          Federal and Florida net operating loss carryforwards amount to approximately $191.6 million and $191.2 million, respectively, and expire through the year 2028. Of the total net operating loss carryforwards, approximately $131.8 million were generated be Levitt and Sons after filing for Bankruptcy protection.
          In August of 2008, the Company received $29.7 million from the Internal Revenue Service (“IRS”) in connection with the filing of a refund claim for the carry back to 2005 and 2006 of tax losses incurred in 2007.
          The Company is subject to U.S. federal income tax as well as to income tax in multiple state jurisdictions. The Company is no longer subject to U.S. federal or state and local income tax examinations by tax authorities for tax years before 2005. The IRS commenced an examination of the Company’s U.S. income tax return for 2004 in the fourth quarter of 2006 and completed its examination in the first quarter of 2008. The conclusion of the examination resulted in a small refund received in the second quarter of 2008, which had an immaterial effect on the Company’s results of operations and financial condition. On January 8, 2009, Woodbridge receive a letter from the IRS that Woodbridge and its subsidiaries has been selected for an examination of the tax periods ending December 31, 2005, 2006 and 2007 in connection with the 2007 tax refund claim. The IRS examination process is in the early planning stage.
          As a result of the implementation of FIN 48, the Company recognized a decrease of approximately $260,000 in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2008	$2,365
Additions based on tax positions related to the current year	542
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Settlements	33
Lapse of Statute of Limitations	(575)

Balance at December 31, 2008	$2,365

          At December 31, 2008, the Company had gross tax affected unrecognized tax benefits of $2.4 million, of which $248,000, if recognized, would affect the effective tax rate.
          The Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense. During the years ended December 31, 2008, 2007 and 2006, the Company recognized approximately $(22,000), $168,000, and $168,000 in interest and penalties, respectively. The Company had approximately $314,000 and $336,000 for the payment of interest and penalties accrued at December 31, 2008 and 2007, respectively.
     17. Other Revenues
          The following table summarizes other revenues detail information (in thousands):

	For the year ended December 31,
	2008	2007	2006
Other revenues

Mortgage & title operations	$—	2,243	4,070
Lease/rental income	9,892	5,803	3,254
Marketing fees	579	1,610	1,243
Impact fees	254	—	—
Irrigation revenue	976	802	674

	$11,701	10,458	9,241

     18. Other Expenses and Interest and Other Income
          Other expenses and interest and other income are summarized as follows (in thousands):

	For the Year Ended
	December 31,
	2008	2007	2006
Other expenses
Title and mortgage operations expense	$—	1,539	2,362
Loss on disposal of fixed assets	—	564	—
Hurricane expense, net of projected recoveries	—	—	8
Goodwill impairment	—	—	1,307
Surety bond indemnification	—	1,826	—

Total other expenses	$—	3,929	3,677

Interest and other income
Interest income	$3,264	4,046	2,882
Gain on sale of fixed assets	2,520	30	1,329
Gain on sale of equity securities	1,178	—	—
Forfeited buyer deposits	371	6,196	2,700
Other income	697	992	933

Interest and other income	$8,030	11,264	7,844

          Included in other expense in the year ended December 31, 2007 is $1.8 million associated with Woodbridge’s potential surety bond obligation. Management believes it is probable that the Company will be required to reimburse the surety under the indemnity agreement. No similar other expense was recorded in the year ended December 31, 2008. See (Note 15) for further discussion.
     19. Fair Value Measurements
          Estimated fair values of financial instruments are determined using available market information and appropriate valuation methodologies. However, judgments are involved in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of amounts the Company could realize in a current market exchange.
          The estimated fair values of cash, cash equivalent, short-term investments, accounts payable and accrued expenses approximate carrying value as of December 31, 2008 and 2007, because of the liquid nature of the assets and relatively short maturities of the obligations. The company estimates that the fair value of its notes receivable at December 31, 2008 and 2007 were approximately $4.0 million and were based upon the Prime rate. The Company estimates that at December 31, 2008 and 2007, the fair value of its fixed rate debt was approximately $31.7 million and $93.7 million, respectively, and the fair value of its variable rate debt was approximately $227.1 million and $242.6 million, respectively, based upon the current rates and spreads it would pay to obtain similar borrowings.

          On January 1, 2008, the Company partially adopted SFAS No. 157, which, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. The Company did not adopt the SFAS No. 157 fair value framework for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements at least annually. SFAS 157 clarifies that fair value is an exit price, representing the amount that would either be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:
•	Level 1. Observable inputs such as quoted prices in active markets for identical assets or liabilities;

•	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
     Investment Measured at Fair Value on a Recurring Basis (in thousands):

		Fair Value at
	Fair Value Hierarchy	December 31, 2008

Investment in Bluegreen Corporation	Level 1	$29,789
Investment in unconsolidated trusts	Level 3	406

Investment in other equity securities	Level 1	4,278

		$34,473

     20. Litigation
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

In addition to the unsecured administrative expense claims, Woodbridge has pre-petition secured and unsecured claims against the Debtors. The Debtors have scheduled the amounts due to Woodbridge in the Chapter 11 Cases. The unsecured pre-petition claims of Woodbridge scheduled by the Debtors are approximately $67.3 million and the secured pre-petition claim scheduled by the Debtors is approximately $460,000. Since the Chapter 11 Cases were filed, Woodbridge has also incurred certain administrative costs related to the Post Petition Services. These costs amounted to $1.6 million and $748,000 in the years ended December 31, 2008 and 2007, respectively. Additionally, as disclosed in (Note 15), in the year ended December 31, 2008, Woodbridge reimbursed a Levitt and Sons surety for $532,000 of bond claims paid by the surety. No payments were made in the year ended December 31, 2007. The payment by the Debtors of its outstanding advances and the Post Petition Services expenses are subject to the risks inherent to recovery by creditors in the Chapter 11 Cases. Woodbridge has also filed contingent claims with respect to any liability it may have arising out of disputed indemnification obligations under certain surety bonds. Woodbridge also implemented an employee severance fund in favor of certain employees of the Debtors. Employees who received funds as part of this program as of December 31, 2008, which totaled approximately $3.9 million as of that date, have assigned their unsecured claims against the Debtors to the Company. It is highly unlikely that Woodbridge will recover these or any other amounts associated with its unsecured claims against the Debtors. In addition, the Debtors asserted certain further claims against Woodbridge, including an entitlement to a portion of the $29.7 million federal tax refund which Woodbridge received as a consequence of losses experienced at Levitt and Sons in prior periods; however, the parties have entered into the Settlement Agreement described below.
          On June 27, 2008, Woodbridge entered into a settlement agreement (the “Settlement Agreement”) with the Debtors and the Joint Committee of Unsecured Creditors (the “Joint Committee”) appointed in the Chapter 11 Cases. Pursuant to the Settlement Agreement, among other things, (i) Woodbridge agreed to pay to the Debtors’ bankruptcy estates the sum of $12.5 million plus accrued interest from May 22, 2008 through the date of payment, (ii) Woodbridge agreed to waive and release substantially all of the claims it had against the Debtors, including its administrative expense claims through July 2008, and (iii) the Debtors (joined by the Joint Committee) agreed to waive and release any claims they had against Woodbridge and its affiliates. After certain of Levitt and Sons’ creditors indicated that they objected to the terms of the Settlement Agreement and stated a desire to pursue claims against Woodbridge, Woodbridge, the Debtors and the Joint Committee agreed in principal to an amendment to the Settlement Agreement, pursuant to which Woodbridge would, in lieu of the $12.5 million payment previously agreed to, pay $8.0 million to the Debtors’ bankruptcy estates and place $4.5 million in a release fund to be disbursed to third party creditors in exchange for a third party release and injunction. The amendment also provided for an additional $300,000 payment by Woodbridge to a deposit holders fund. The Settlement Agreement, as amended, was subject to a number of conditions, including the approval of the Bankruptcy Court.
          Certain of the Debtor subsidiaries of Levitt and Sons have been provided with post-petition financing (“DIP Loans”) from a third-party lender (the “DIP Lender”) which had financed such Debtors’ projects. Under the agreements for the DIP Loans, the DIP Loans are to be used for (i) the reimbursement of the DIP Lender’s costs and fees, (ii) the costs of managing and safeguarding the projects, (iii) the costs of making the projects ready for sale, (iv) the costs to complete the projects, (v) the general working capital needs of the Debtors related to the projects and (vi) such other costs and expenses related to the DIP Loans or the projects as the DIP Lender may elect. The Bankruptcy Court’s order approving the DIP Loans also approved the sales of homes in the projects with the net proceeds from such sales being applied towards the DIP Loans. The order also appointed a Chief Administrator to manage and supervise all administrative functions of these Debtors related to the projects in accordance with the scope of authority set forth in the DIP Loan agreements. These projects represent 89.7% of the total assets, 66.3% of the total liabilities and 34.1% of the shareholders deficit of Levitt and Sons at December 31, 2008.
          During the year ended December 31, 2008, the DIP Loans financed construction and development activities and selling, general and administrative expenses related to the projects, as well as the costs, fees and other expenses of the DIP Lender, including interest expense. Additionally, during the year ended December 31, 2008, homes in the projects have been sold and closed, resulting in the receipt by the Debtors of sales proceeds. The Chief Administrator is maintaining the accounting records for these transactions in accordance with the DIP Loan agreements and, as a result, financial information is not available to the Company which could be used to record these transactions in accordance with generally accepted accounting principles on a basis consistent with the Company’s accounting for similar transactions.

Accordingly, these transactions have not been reflected in the financial information for Levitt and Sons included in (Note 24) to the Company’s consolidated financial statements. However, as described herein, due to the deconsolidation of Levitt and Sons from Woodbridge’s statements of financial condition and results of operations as of November 9, 2007, these transactions, and the omission of the results of these transactions, will not have an impact on the Company’s financial condition or operating results.
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
Surety Bond Claim
          In September 2008, a surety filed a lawsuit to require Woodbridge to post $5.4 million of collateral in connection with two bonds totaling $5.4 million with respect to which a municipality made claims against the surety. We believe that the municipality does not have the right to demand payment under the bonds and we initiated a lawsuit against the municipality and do not believe that a loss is probable. Accordingly, we did not accrue any amount related to this claim as of December 31, 2008. As claims were made on the bonds, the surety requested the Company post a $4.0 million letter of credit as security while the matter is litigated with the municipality and the Company has complied with that request.

     21. Segment Reporting
          Operating segments are components of an enterprise about which separate financial information is available that is regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. During the year ended December 31, 2008, the Company operated through two reportable business segments, the Land Division and Other Operations segments. During the years ended December 31, 2007 and 2006, the Company also operated through two additional reportable business segments, the Primary Homebuilding and Tennessee Homebuilding segments, both of which were eliminated as a result of the Company’s deconsolidation of Levitt and Sons as of November 9, 2007. The Company evaluates segment performance primarily based on pre-tax income. The information provided for segment reporting is based on management’s internal reports. Except as otherwise indicated in this report, the accounting policies of the segments are the same as those of the Company. Eliminations in periods prior to the year ended December 31, 2008 consisted of the elimination of sales and profits on real estate transactions between the Land Division and Primary Homebuilding segment, and eliminations for the year ended December 31, 2008 consist of the elimination of transactions between the Land Division and Other Operations segments. All of the eliminated transactions were recorded based upon terms that management believed would be attained in an arms-length transaction. The presentation and allocation of assets, liabilities and results of operations may not reflect the actual economic costs of the segments as stand-alone businesses. If a different basis of allocation were utilized, the relative contributions of the segments might differ, but management believes that the relative trends in segments would likely not be impacted.
          The Company’s Land Division segment consists of the operations of Core Communities, and the Other Operations segment consists of the operations of the Parent company, Carolina Oak, and Pizza Fusion, other activities through Cypress Creek Capital and Snapper Creek, an equity investment in Bluegreen and an investment in Office Depot. In 2007, the Other Operations segment also consisted of Levitt Commercial, LLC, which specialized in the development of industrial properties. Levitt Commercial, LLC ceased development activities in 2007. The Company’s Homebuilding Division consisted of the Primary Homebuilding segment and the Tennessee Homebuilding segment. The results of operations for the year ended December 31, 2008 do not include the results of operations of the Homebuilding Division due to the deconsolidation of Levitt and Sons, the operations of which comprised the Homebuilding Division, as of November 9, 2007. The results of operations and financial condition of Carolina Oak as of and for the years ended December 31, 2007 and 2006 were included in the Primary Homebuilding segment, whereas the results of operations and financial condition of Carolina Oak as of and for the year ended December 31, 2008 are included in the Other Operations segment.

          The following tables present segment information for the years ended December 31, 2008, 2007 and 2006 (in thousands):

Year Ended		Other
December 31, 2008	Land	Operations	Eliminations	Total

Revenues:
Sales of real estate	$11,268	2,484	85	13,837
Other revenues	10,592	1,109	—	11,701

Total revenues	21,860	3,593	85	25,538

Costs and expenses:
Cost of sales of real estate	6,632	16,151	(10,055)	12,728
Selling, general and administrative expenses	24,608	26,717	(571)	50,754
Interest expense	3,637	8,315	(1,085)	10,867

Total costs and expenses	34,877	51,183	(11,711)	74,349

Earnings from Bluegreen Corporation	—	8,996	—	8,996
Impairment of investment in Bluegreen Corporation	—	(94,426)	—	(94,426)
Impairment of other investments	—	(14,120)	—	(14,120)
Interest and other income	5,685	4,001	(1,656)	8,030

(Loss) income before income taxes	(7,332)	(143,139)	10,140	(140,331)
Benefit for income taxes	—	—	—	—

Net (loss) income	$(7,332)	(143,139)	10,140	(140,331)

Inventory of real estate	$208,033	34,719	(1,434)	241,318

Total assets	$339,941	220,587	(1,274)	559,254

Total debt	$215,332	134,620	—	349,952

Total liabilities	$248,969	185,513	5,242	439,724

Total shareholders’ equity	$90,972	35,074	(6,516)	119,530

Year Ended	Primary	Tennessee		Other
December 31, 2007	Homebuilding	Homebuilding	Land	Operations	Eliminations	Total

Revenues:
Sales of real estate	$345,666	42,042	16,567	6,574	(734)	410,115
Other revenues	2,243	—	7,585	952	(322)	10,458

Total revenues	347,909	42,042	24,152	7,526	(1,056)	420,573

Costs and expenses:
Cost of sales of real estate	501,206	51,360	7,447	16,793	(3,565)	573,241
Selling, general and administrative expenses	61,568	5,010	19,077	32,508	(239)	117,924
Interest expense	7,258	151	2,629	1,073	(7,304)	3,807
Other expenses	1,539	—	—	2,390	—	3,929

Total costs and expenses	571,571	56,521	29,153	52,764	(11,108)	698,901

Earnings from Bluegreen Corporation	—	—	—	10,275	—	10,275
Interest and other income	6,933	83	4,489	7,367	(7,608)	11,264

(Loss) income before income taxes	(216,729)	(14,396)	(512)	(27,596)	2,444	(256,789)
Benefit (provision) for income taxes	1,396	(1,700)	(5,910)	34,297	(5,914)	22,169

Net (loss) income	$(215,333)	(16,096)	(6,422)	6,701	(3,470)	(234,620)

Inventory of real estate	$38,457	—	189,903	6,262	(7,332)	227,290

Total assets	$38,749	—	342,696	336,713	(5,307)	712,851

Total debt	$39,674	—	216,027	98,089	—	353,790

Total liabilities	$41,402	—	214,393	184,601	11,349	451,745

Total shareholders’ equity	$(2,653)	—	128,303	152,112	(16,656)	261,106

Year Ended	Primary	Tennessee		Other
December 31, 2006	Homebuilding	Homebuilding	Land	Operations	Eliminations	Total

Revenues:
Sales of real estate	$424,420	76,299	69,778	11,041	(15,452)	566,086
Other revenues	4,070	—	3,816	1,435	(80)	9,241

Total revenues	428,490	76,299	73,594	12,476	(15,532)	575,327

Costs and expenses:
Cost of sales of real estate	367,252	72,807	42,662	11,649	(11,409)	482,961
Selling, general and administrative expenses	65,052	12,806	15,119	28,174	—	121,151
Other expenses	2,362	1,307	—	8	—	3,677

Total costs and expenses	434,666	86,920	57,781	39,831	(11,409)	607,789

Earnings from Bluegreen Corporation	—	—	—	9,684	—	9,684
Interest and other income	2,982	127	2,650	4,059	(1,974)	7,844

(Loss) income before income taxes	(3,194)	(10,494)	18,463	(13,612)	(6,097)	(14,934)
Benefit (provision) for income taxes	1,508	3,241	(6,936)	5,639	2,318	5,770

Net (loss) income	$(1,686)	(7,253)	11,527	(7,973)	(3,779)	(9,164)

Inventory of real estate	$608,358	56,214	176,356	13,269	(32,157)	822,040

Total assets	$644,447	62,065	271,169	146,116	(33,131)	1,090,666

Total debt	$378,633	39,274	95,980	101,816	—	615,703

Total liabilities	$529,476	55,524	133,015	49,357	(19,945)	747,427

Total shareholders’ equity	$114,971	6,541	138,154	96,759	(13,186)	343,239

          Included in total liabilities at the respective segments are net receivable and payable amounts associated with intersegment loans. These amounts eliminate fully in consolidation but have the effect of decreasing or increasing liabilities when shown on a stand alone basis.
     22. Parent Company Financial Statements
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
          Some of the Company’s subsidiaries incur indebtedness on terms that, among other things, require the subsidiary to maintain certain financial ratios and a minimum net worth. These covenants may have the effect of limiting the amount of debt that the subsidiaries can incur in the future and restricting payments to the Parent Company. At December 31, 2008, under the most restrictive of these covenants, approximately

$75.0 million of the subsidiaries’ net assets were not available to transfer funds to the Company in the form of loans, advances or dividends, and $17.7 million was available for these transfers. At December 31, 2008 and 2007, the Company and its subsidiaries were in compliance with all loan agreement financial covenants. At December 31, 2008, consolidated retained earnings included approximately $8.6 million which represented undistributed earnings recognized by the equity method.
          The accounting policies for the Parent Company are generally the same as those policies described in the summary of significant accounting policies in (Note 2). The Parent Company’s interests in its consolidated subsidiaries are reported under equity method accounting for purposes of this presentation.
          Condensed statements of financial condition at December 31, 2008 and 2007 and condensed statements of operations and cash flows for each of the years in the three-year period ended December 31, 2008 are shown below:
Woodbridge Holdings Corporation (Parent Company Only)
Condensed Statements of Financial Condition
(In thousands except share data)

	December 31,
	2008	2007
Assets
Cash and cash equivalents	$94,725	161,557
Restricted cash	16,715	—
Inventory of real estate	6,818	5,950
Investment in Bluegreen Corporation	29,789	116,014
Investment in Unconsolidated Trusts	419	2,565
Investments in wholly-owned subsidiaries	52,272	110,598
Other assets	52,279	32,848

Total assets	$253,017	429,532

Liabilities and Shareholders’ Equity
Accounts payable and accrued liabilities	$4,604	42,932
Loss in excess of investment in subsidiary	39,432	39,432
Notes payable	238	1,010
Junior subordinated debentures	85,052	85,052
Income tax payable	4,161	—

Total liabilities	133,487	168,426

Shareholders’ equity:
Preferred stock, $0.01 par value Authorized: 5,000,000 shares Issued and outstanding: no shares	—	—
Common stock, Class A, $0.01 par value Authorized: 30,000,000 shares Issued: 19,042,149 and 19,010,804 shares, respectively	190	190
Common stock, Class B, $0.01 par value Authorized: 2,000,000 shares Issued and outstanding: 243,807 shares	2	2

	December 31,
	2008	2007
Additional paid-in capital	339,780	337,565
Accumulated deficit	(218,868)	(78,537)
Accumulated other comprehensive (loss) income	(135)	1,886

	120,969	261,106
Less — common stock in treasury, at cost (2,385,624 in 2008)	(1,439)	—

Total shareholders’ equity	119,530	261,106

Total liabilities and shareholders’ equity	$253,017	429,532

Woodbridge Holdings Corporation (Parent Company Only)
Condensed Statements of Operations
(In thousands)

	Year Ended December 31,
	2008	2007	2006
Earnings from Bluegreen Corporation	$8,996	10,275	9,684
Other revenues	2,616	7,363	3,497
Costs and expenses (a)	123,618	44,880	28,158

Loss before income taxes	(112,006)	(27,242)	(14,977)
Benefit for income taxes	—	34,567	6,162

Net (loss) income before undistributed earnings from subsidiaries	(112,006)	7,325	(8,815)
Loss from consolidated subsidiaries, net of income taxes	(28,325)	(241,945)	(349)

Net loss	$(140,331)	(234,620)	(9,164)

(a)	Includes an other-than-temporary impairment charge of $94.4 million incurred during the year ended December 31, 2008 related to the Company’s investment in Bluegreen Corporation and a $2.1 million impairment charge related to the Company’s investment in unconsolidated trusts.

Woodbridge Holdings Corporation (Parent Company Only)
Condensed Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2008	2007	2006
Operating activities:

Net loss	$(140,331)	(234,620)	(9,164)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,595	2,664	1,352
(Decrease) increase in deferred income taxes	—	(19,240)	2,953
Equity from earnings in Bluegreen Corporation	(8,996)	(10,275)	(9,684)
Equity from loss in consolidated subsidiaries	28,325	241,945	349
Equity from loss in joint ventures	—	—	2
Equity in earnings from unconsolidated trusts	(218)	(220)	(178)
Share-based compensation expense related to stock options and restricted stock	990	1,962	3,250
Impairment of investment in Bluegreen Corporation	94,426	—	—
Impairment of other investment	2,146	—	—
Dividends received from consolidated subsidiaries	30,000	13,073	12,086
Write off of property and equipment	114	536	—
Changes in operating assets and liabilities:
Inventory of real estate	(868)	1,767	(3,552)
Other assets	(1,247)	(1,153)	1,404
Accounts payable, accrued expenses and other liabilities	(4,694)	5,043	(9,444)
Current income tax	29,743	(6,249)	—

Net cash provided by (used in) by operating activities	31,985	(4,767)	(10,626)

Investing activities:
Distributions and advances from real estate joint ventures	—	—	153
Purchase of short-term investments	(9,600)	—	—
Increase in restricted cash	(16,715)	—	—
Investment in unconsolidated trusts	—	—	(928)
Distributions from unconsolidated trusts	218	220	178
Purchase of property, plant and equipment	—	(41)	(7,895)

Net cash (used in) provided by investing activities	(26,097)	179	(8,492)

Financing activities:
Proceeds from notes and mortgage notes payable	—	151	479
Repayment of notes and mortgage notes payable	(772)	(2,066)	(686)
Proceeds from junior subordinated notes	—	—	30,928
Cash paid for stock repurchase	(1,439)	—	—
Proceeds from issuance of common stock	—	152,847	—
Payments for debt offering cost	—	—	(1,077)
Payments for stock issuance costs	—	(196)	—
Net (decrease) increase in intercompany due	(70,509)	6,905	(43,858)
Cash dividends paid	—	(396)	(1,585)

Net cash (used in) provided by financing activities	(72,720)	157,245	(15,799)

(Decrease) increase in cash and cash equivalents	(66,832)	152,657	(34,917)
Cash and cash equivalents at the beginning of period	161,557	8,900	43,817

Cash and cash equivalents at end of period	$94,725	161,557	8,900

     23. Selected Quarterly Financial Data (unaudited)
          Selected financial information for the quarterly periods in 2008 and 2007 is presented below. Due to rounding and changes in the number of shares outstanding, the sum of the quarterly (loss) earnings per share amounts may not equal the (loss) earnings per share reported for the year (in thousands, except per share data):

	Year Ended December 31, 2008
	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	2008

Revenues	$3,118	5,139	13,677	3,604	25,538
Costs and expenses	$(15,679)	(17,242)	(22,116)	(19,312)	(74,349)
Earnings from Bluegreen Corporation	$526	1,211	2,241	5,018	8,996
Impairment of investment in Bluegreen Corporation	$—	—	(53,576)	(40,850)	(94,426)
Impairment of other investments	$—	—	—	(14,120)	(14,120)
Net loss	$(10,431)	(8,942)	(56,003)	(64,955)	(140,331)

Loss per share, basic and diluted	$(0.54)	(0.46)	(2.91)	(3.49)	(7.35)

	Year Ended December 31, 2007
	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter (a)	2007

Revenues	$143,795	127,840	125,824	23,114	420,573
Costs and expenses	$(146,296)	(205,616)	(308,315)	(38,674)	(698,901)
Earnings from Bluegreen Corporation	$1,744	1,357	4,418	2,756	10,275
Net income (loss)	$976	(58,087)	(169,168)	(8,341)	(234,620)

Earnings (loss) per share, basic and diluted	$0.24	(14.36)	(41.80)	(0.43)	(30.00)

Dividends declared per common share	$0.10	—	—	—	0.10

(a)	As previously reported, Woodbridge deconsolidated Levitt and Sons from its consolidated statements of financial condition and statements of operations as of November 9, 2007, which resulted in the Company not recording results of operations associated with Levitt and Sons after November 9, 2007.

     24. Financial Information of Levitt and Sons
          As described in (Note 1) above, on November 9, 2007, the Debtors filed the Chapter 11 Cases. The Debtors commenced the Chapter 11 Cases in order to preserve the value of their assets and to facilitate an orderly wind-down of their businesses and disposition of their assets in a manner intended to maximize the recoveries of all constituents. In connection with the filing of the Chapter 11 Cases, Woodbridge deconsolidated Levitt and Sons as of November 9, 2007. As a result of the deconsolidation, Woodbridge had a negative basis in its investment in Levitt and Sons because Levitt and Sons generated significant losses and intercompany liabilities in excess of its asset balances. This negative investment, “Loss in excess of investment in subsidiary”, is reflected as a single amount on the Company’s consolidated statements of financial condition as a $55.2 million liability as of December 31, 2008 and 2007. This balance was comprised of a negative investment in Levitt and Sons of $123.0 million, and outstanding advances due to Woodbridge from Levitt and Sons of $67.8 million. Included in the negative investment was approximately $15.8 million associated with deferred revenue related to intra-segment sales between Levitt and Sons and Core Communities. During the fourth quarter of 2008, the Company identified approximately $2.3 million of deferred revenue on intercompany sales between Core and Carolina Oak that had been misclassified against the negative investment in Levitt and Sons. As a result, the Company recorded a $2.3 million reclassification between inventory of real estate and the loss in excess of investment in subsidiary in the consolidated statements of financial condition. As a result, as of December 31, 2008, the net negative investment was $52.9 million. Woodbridge’s previously reported consolidated statements of financial condition, consolidated statements of operations and consolidated statements of cash flows prior to November 9, 2007 continue to include Levitt and Sons’ financial condition, results of operations and cash flows. See (Note 20) for further information regarding the Chapter 11 Cases and (note 25) for the status of the Settlement Agreement.
          Since Levitt and Sons’ results are no longer consolidated with the Company’s results, and the status Company believes it is not probable that it will be obligated to fund further losses related to its investment in Levitt and Sons, any material uncertainties related to Levitt and Sons’ ongoing operations are not expected to impact the Company’s future financial results other than in connection with the Company’s contractual obligations to third parties and payment of the settlement amount.
          The following table summarizes the assets, liabilities and net equity of Levitt and Sons as of the deconsolidation date at November 9, 2007, as well as the calculation of the loss in excess of investment in subsidiary which was recorded on the Company’s consolidated statement of financial condition at December 31, 2007:

November 9,
2007
Cash	$6,387
Inventory	356,294
Property and equipment	1,681
Other assets	8,974

Assets deconsolidated	373,336

Accounts payable and other accrued liabilities	50,709
Customer deposits	18,007
Notes and mortgage payable	344,052
Due to Woodbridge	67,831

Liabilities deconsolidated	$480,599

Net equity/negative investment	$(107,263)

The loss in excess of investment in subsidiary is comprised of:

Net equity/negative investment	(107,263)
Due to Woodbridge	67,831

Deferred revenue (a)	(15,780)

$(55,212)

(a)	During the fourth quarter of 2008, deferred revenue was adjusted by $2.3 million due to a reclassification on intercompany land sales between Core and Carolina Oak that had been inadvertently recorded against the negative investment. As a result of this reclassification the net negative investment was reduced from $55.2 million to $52.9 million as of December 31, 2008.
          Included in the loss in excess of investment in subsidiary was approximately $15.8 million associated with deferred revenue related to intra-segment sales between Levitt and Sons and Core Communities.
          The following condensed consolidated financial statements of Levitt and Sons were prepared in conformity with Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”), which requires that the liabilities subject to compromise by the Bankruptcy Court are reported separately from the liabilities not subject to compromise, and that all transactions directly associated with the bankruptcy plan be reported separately as well. Liabilities subject to compromise include pre-petition unsecured claims that may be settled at amounts that differ from those recorded in Levitt and Sons’ condensed consolidated statements of financial condition.

Levitt and Sons
Condensed Consolidated Statements of Financial Condition
As of December 31, 2008 and 2007
(In thousands)

	2008	2007
Assets
Cash	$4,712	5,365
Restricted cash	885	—
Inventory	166,358	208,686
Property and equipment	—	55
Other assets	19,657	23,810

Total assets	$191,612	237,916

Liabilities and Shareholders’ Equity
Accounts payable and other accrued liabilities	$719	469
Due to Woodbridge	2,870	748
Liabilities subject to compromise (A)	327,707	354,748
Shareholders’ deficit	$(139,684)	(118,049)

Total liabilities and shareholders’ equity	$191,612	237,916

(A) Liabilities Subject to Compromise
          Liabilities subject to compromise in Levitt and Sons’ condensed consolidated statements of financial condition as of December 31, 2008 refer to both secured and unsecured obligations that will be accounted for under the bankruptcy plan, including claims incurred prior to the Petition Date. They represent the debtors’ current estimate of the amount of known or potential pre-petition claims that are subject to restructuring in the Chapter 11 Cases. Such claims remain subject to future adjustments.
          Liabilities subject to compromise at December 31, 2008 were as follows, in thousands:

Accounts payable and other accrued liabilities	$54,954
Customer deposits	15,754
Due to Woodbridge	87,182
Deficiency claim associated with secured debt	45,458
Notes and mortgage payable	124,359

Total liabilities subject to compromise	$327,707

Levitt and Sons
Condensed Consolidated Statements of Operations
Years Ended December 31, 2008, 2007 and 2006
(In thousands)

	2008	2007	2006
Revenues
Sales of real estate	$32,505	397,561	500,719
Other revenues	2	2,245	4,070

Total revenues	32,507	399,806	504,789

Costs and expenses
Cost of sales of real estate	42,864	562,763	440,059
Selling, general and administrative expenses	4,340	70,848	77,858

Total costs and expenses	47,204	633,611	517,917

Bankruptcy related items, net	(7,049)	(3,525)	—
Other income, net of interest and other expense	111	(1,928)	(560)

Loss before income taxes	(21,635)	(239,258)	(13,688)
(Provision) benefit for income taxes	—	(303)	4,749

Net loss	$(21,635)	(239,561)	(8,939)

     25. Subsequent Event
Bankruptcy of Levitt and Sons
          On February 20, 2009, the Bankruptcy Court presiding over Levitt and Sons’ Chapter 11 bankruptcy case entered an order confirming a plan of liquidation jointly proposed by Levitt and Sons and the Official Committee of Unsecured Creditors. That order also approved the settlement pursuant to the Settlement Agreement, as amended. No appeal or rehearing of the court’s order was timely filed by any party, and the settlement was consummated on March 3, 2009, at which time, payment was made in accordance with the terms and conditions of the Settlement Agreement, as amended. The cost of settlement and reversal of the related $52.9 million liability will be recognized into income in the first quarter of 2009.
Executive Compensation Program
          On September 29, 2008, the Company’s Board of Directors approved the terms of incentive programs for certain of the Company’s employees including certain of the Company’s named executive officers, pursuant to which a portion of their compensation will be based on the cash returns realized by the Company on its investments. The programs relate to the performance of existing investments and new investments designated by the Board (together, the “Investments”). All of the Company’s investments have been or will be held by individual limited partnerships or other legal entities established for such purpose. Participating executives and employees will have interests in the entities which will be the basis of their incentives under the programs. The Company’s named executive officers may have interests tied both to the performance of a particular investment as well as interests relating to the performance of the portfolio of investments as a whole.
          The Company, in its capacity as investor in the investment program, will be entitled to receive a return of the Company’s invested capital and a specified rate of return on its invested capital prior to the Company’s executive officers or employees being entitled to receive any portion of the realized profits (the share to which they may be entitled is referred to as the “Carried Interest”). For existing investments, the amount of invested capital was determined as of September 1, 2008, by the Company’s Board of Directors. Once the Company receives its priority return of its invested capital and the stated return (which accrues from September 1, 2008), the Company will also generally be entitled to additional amounts that provide it with (i) at least approximately 87% of the aggregate proceeds related to the Company’s status as an investor in excess of the Company’s invested capital in that investment, plus (ii) at least 35% of all other amounts earned from third parties with respect to that investment (i.e., income not related to the Company’s status as an investor, such as management fees charged to third parties). The remaining proceeds will be available under the incentive programs for distribution among those employees directly responsible for the relevant Investments and the Company’s executive officers. The compensation committee of the Company’s Board of Directors will determine the allocations to the Company’s named executive officers. These allocations are identified in advance for each of the executive officers. Although the compensation committee can alter these allocations on a prospective basis, the total amount payable to employees and officers cannot be changed. Management will determine the amounts to be allocated among the other employee participants. The incentive programs relating to both individual investments and the program established for the executive officers with respect to the overall performance of the portfolio of investments contain clawback obligations that are intended to reduce the risk that the participants will be distributed amounts under the programs prior to the Company’s receipt of at least a return of its invested capital and the stated return. To the extent that named executive officers participate in the performance of a particular investment, their clawback obligations nevertheless refer to the performance of the portfolio as a whole. The programs contemplate that the clawback obligations will be funded solely from holdback accounts established with respect to each participant. Amounts equal to a portion of Carried Interest distribution to such participant (initially 25% and which can be increased, when appropriate, to as high as 75%) will be deposited into holdback accounts or otherwise made available for the benefit of the Company. There are also general vesting and forfeiture provisions applicable to each participant’s right to receive any Carried Interest, the terms of which may vary by individual. The Company’s Board of Directors believes that the above-described incentive plans appropriately align payments to participants with the performance of our Investments.
          The “Executive Incentive Plan” which set forth the terms of the Carried Interests of certain executive officers in the performance of the overall investments of the Company and the “Investment Programs” entered into to date which set forth the Carried Interests of employees and certain executive officers in the performance of particular individual investments are included as exhibits to this Annual Report. These exhibits (rather than the general descriptions contained herein) embody the legally binding terms of the incentive arrangements, which were executed on March 13, 2009.

Schedule III
Woodbridge Holdings Corporation
Real Estate Investments and Accumulated Depreciation
As of December 31, 2008
(in thousands)

								Date of
		Building and		Accumulated	Net Book		Depreciable	Acquisition/
	Land	Improvement	Total Cost	Depreciation	Value	Encumbrances	Lives (Years)	Completion
Cypress Creek Office Bldg Ft. Laud.	$2,250	$13,355	$15,605	$(1,892)	$13,713	$11,831	S/L 30	October 2004
The Village Center Port St. Lucie	1,449	19,011	20,460	(2,900)	17,560	14,381	S/L 39	February 2005
The Landing Port St. Lucie	5,988	55,060	61,048	(1,950)	59,098	60,624	S/L 39	November 2007

	$9,687	$87,426	$97,113	$(6,742)	$90,371	$86,836

     The following table presents the changes of the Company’s real estate investments for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	For the Year Ended December 31,
	2008	2007	2006
Balance, beginning of year	$101,185	40,562	36,897
Improvements	348	60,623	6,898
Sales	(2,675)	—	(3,233)
Adjustments	(1,745)	—	—

Balance, end of year	$97,113	101,185	40,562

     The adjustments of approximately $1.7 million reflected in the year ended December 31, 2008 relate to tenant reimbursements received from improvements made on the behalf of the tenants in The Landing property during the normal construction of the property.
     The unaudited aggregate cost of real estate investments for federal income tax purposes as of December 31, 2008 was approximately $92.1 million.
     The following table presents the changes of the Company’s real estate investments accumulated depreciation for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	For the Year Ended December 31,
	2008	2007	2006
Balance, beginning of year	$(3,065)	(1,942)	(732)
Depreciation expense	(3,677)	(1,123)	(1,210)

Balance, end of year	$(6,742)	(3,065)	(1,942)

     See (Note 9) for further disclosure on the real estate investment and accumulated depreciation tables above.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
          None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
          As of the end of the period covered by this Annual Report on Form 10-K, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2008, our disclosure controls and procedures were effective to ensure the information required to be disclosed in the reports that we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and are subject to certain limitations, including the exercise of judgment by individuals, the difficulty in identifying unlikely future events and the difficulty in eliminating misconduct completely.
Management’s Report on Internal Control over Financial Reporting
          Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). With the participation of our Chief Executive Officer and Chief Financial Officer, our management evaluated, as of December 31, 2008, the effectiveness of our internal control over financial reporting. The evaluation was conducted based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
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
          Our management concluded, based on its evaluation of the effectiveness of our internal control over financial reporting described above, that our internal control over financial reporting was effective as of December 31, 2008.
          PricewaterhouseCoopers LLP, our independent registered certified public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2008 as stated in its report which appears in this Annual Report on Form 10-K. See Item 8. “Financial Statements and Supplementary Data.”

Changes in Internal Control Over Financial Reporting
          There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

/s/ Alan B. Levan
Alan B. Levan
Chief Executive Officer
March 19, 2009

/s/ John K. Grelle
John K. Grelle
Chief Financial Officer
March 19, 2009

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
ITEM 11. EXECUTIVE COMPENSATION
          The information required for this item (other than the information relating to our executive officers set forth in Part I, Item 1) is incorporated by reference from our Proxy Statement to be filed with the SEC no later than 120 days after the end of the year covered by this Form 10-K, or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A not later than the end of such 120 day period.
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
.
          The following table contains information, as of December 31, 2008, concerning our equity compensation plans:

	Number of securities to be
	issued upon exercise of	Weighted average exercise	Number of securities
	outstanding options, warrants or	price of outstanding	remaining available
Plan Category	rights	options, warrants and rights	for future issuance
Equity compensation plans approved by security holders	318,471	$78.89	281,529
Equity compensation plans not approved by security holders	—	—	—

Total	318,47	$78.89	281,529

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
The following consolidated financial statements of Woodbridge and its subsidiaries are included herein under Part II, Item 8 of this Report.
Report of Independent Registered Certified Public Accounting Firm dated March 19, 2009.
Consolidated Statements of Financial Condition as of December 31, 2008 and 2007.
Consolidated Statements of Operations for each of the years in the three year period ended December 31, 2008.
Consolidated Statements of Comprehensive (Loss) Income for each of the years in the three year period ended December 31, 2008.
Consolidated Statements of Shareholders’ Equity for each of the years in the three year period ended December 31, 2008.
Consolidated Statements of Cash Flows for each of the years in the three year period ended December 31, 2008.
Notes to Consolidated Financial Statements.
(2)	Financial Statement Schedules

Audited Financial Statements of Bluegreen Corporation for the three years ended December 31, 2008 (See Exhibit 99.1)

Schedule III — Real Estate and Accumulated Depreciation at December 31, 2008.

Schedules not listed above are omitted as the required information is either not applicable or is presented in the financial statements or related notes.
(3)	Exhibits

The following exhibits are either filed as a part of this Report or are incorporated herein by reference to documents previously filed as indicated below:

Exhibit
Number	Description	Reference

3.1	Amended and Restated Articles of Incorporation	Exhibit 2.1 to the Registrant’s Registration Statement on Form 8-A, filed on December 12, 2003

3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation	Appendix A to the Registrant’s 2007 Proxy Statement, filed on September 6, 2007

3.3	Articles of Amendment to the Amended and Restated Articles of Incorporation	Exhibit 3.3 to the Registrant’s Current Report on Form 8-K, filed on September 26, 2008

3.4	Articles of Amendment to the Amended and Restated Articles of Incorporation	Appendix A to the Registrant’s Definitive Information Statement on Schedule 14C, filed on September 4, 2008

Exhibit
Number	Description	Reference

3.5	Articles of Amendment to the Amended and Restated Articles of Incorporation	Exhibit 3.5 to the Registrant’s Current Report on Form 8-K, filed on September 26, 2008

3.6	Articles of Amendment to the Amended and Restated Articles of Incorporation	Exhibit 3.6 to the Registrant’s Current Report on Form 8-K, filed on September 30, 2008

3.7	Amended and Restated By-laws, as Amended	Exhibit 3.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, filed on March 17, 2008

4.1	Rights Agreement, dated as of September 29, 2008, by and between Woodbridge Holdings Corporation and American Stock Transfer and Trust Company, as Rights Agent	Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on September 30, 2008

10.1	Woodbridge Holdings Corporation Amended and Restated 2003 Stock Incentive Plan	Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed on November 10, 2008

10.2	Levitt Corporation 2004 Performance-Based Annual Incentive Plan	Appendix D to the Registrant’s 2004 Proxy Statement, filed on April 20, 2004

10.3	Amended and Restated Trust Agreement among Levitt Corporation, as Depositor, JP Morgan Chase Bank, National Association, as Property Trustee, Chase Bank USA, National Association, as Delaware Trustee, and the Administrative Trustees Named Therein, as Administrative Trustees, dated as of March 15, 2005	Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on May 10, 2005

10.4	Junior Subordinated Debenture between Levitt Corporation and JP Morgan Chase Bank, National Association, as Trustee, dated as of March 15, 2005	Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed on May 10, 2005

10.5	Revolving Loan Agreement by and among Tradition Development Company, LLC, Horizons St. Lucie Development, LLC, Horizons Acquisition 7, LLC and Tradition Mortgage, LLC, as Borrower, Core Communities, LLC, as Guarantor, and Wachovia Bank, National Association, as Lender, dated as of April 8, 2005	Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed on May 10, 2005

10.6	Unconditional Guaranty of Core Communities, LLC, as Guarantor, in favor of Wachovia Bank, National Association, dated as of April 8, 2005	Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, filed on May 10, 2005

10.7	Amended and Restated Trust Agreement among Levitt Corporation, as Depositor, Wilmington Trust Company, as Property Trustee, Wilmington Trust Company, as Delaware Trustee, and the Administrative Trustees Named Therein, as Administrative Trustees, dated as of May 4, 2005	Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q, filed on May 10, 2005

10.8	Junior Subordinated Debenture between Levitt Corporation and Wilmington Trust Company, as Trustee, dated as of May 4, 2005	Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q, filed on May 10, 2005

Exhibit
Number	Description	Reference

10.9	Revolving Working Capital, Land Acquisition and Development and Residential Construction Borrowing Base Facility Agreement by and among Levitt and Sons, LLC and Ohio Savings Bank, dated as of March 21, 2007	Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q, filed on November 9, 2007

10.10	Assumption and Modification of Note and Loan Agreement by and among Levitt and Sons, LLC, Levitt Corporation and AmTrust Bank (f/k/a Ohio Savings Bank), dated as of October 25, 2007	Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q, filed on November 9, 2007

10.11	Woodbridge Executive Compensation Program	Filed with this Report

12.1	Statement re Computation of Ratios — Ratio of Earnings to Fixed Charges	Filed with this Report

14.1	Code of Business Conduct and Ethics	Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, filed on March 19, 2008

21.1	Subsidiaries of the Registrant	Filed with this Report

23.1	Consent of PricewaterhouseCoopers LLP	Filed with this Report

23.2	Consent of Ernst & Young LLP	Filed with this Report

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed with this Report

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed with this Report

32.1	CEO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished with this Report

32.2	CFO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished with this Report

99.1	Audited financial statements of Bluegreen Corporation for the three years ended December 31, 2008	Filed with this Report
SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WOODBRIDGE HOLDINGS CORPORATION
March 19, 2009	By:	/s/ Alan B. Levan
Alan B. Levan
Chairman of the Board of Directors, Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Alan B. Levan	Chairman of the Board and Chief Executive	March 19, 2009
Alan B. Levan	Officer (Principal Executive Officer)

/s/ John E. Abdo	Vice-Chairman of the Board	March 19, 2009
John E. Abdo

/s/ Seth M. Wise	President	March 19, 2009
Seth M. Wise

/s/ John K. Grelle	Chief Financial Officer	March 19, 2009
John K. Grelle	(Principal Financial and Accounting Officer)

/s/ James Blosser	Director	March 19, 2009
James Blosser

/s/ Darwin C. Dornbush	Director	March 19, 2009
Darwin C. Dornbush

/s/ S. Lawrence Kahn, III	Director	March 19, 2009
S. Lawrence Kahn, III

/s/ Alan Levy	Director	March 19, 2009
Alan Levy

/s/ Joel Levy	Director	March 19, 2009
Joel Levy

/s/ William R. Nicholson	Director	March 19, 2009
William R. Nicholson

/s/ William R. Scherer	Director	March 19, 2009
William R. Scherer