Form 10-K/A
period 2008-12-31
Woodbridge Holdings Corp (Formerly Levitt Corp)
filed 2009-04-30
CIK 1218320

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
Securities registered pursuant to Section 12(b) of the Act: None.
Securities registered pursuant to Section 12(g) of the Act:
Class A Common Stock, Par Value $0.01 Per Share

(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☐
Indicate, by check mark, if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
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
The number of shares outstanding for each of the registrant’s classes of common stock as of April 21, 2009 was as follows:

Class of Common Stock	Shares Outstanding
Class A Common Stock, Par Value $0.01 Per Share	16,637,132
Class B Common Stock, Par Value $0.01 Per Share	243,807

Documents Incorporated by Reference
     None.

EXPLANATORY NOTE
This Amendment No. 1 to Annual Report on Form 10-K/A is being filed by Woodbridge Holdings Corporation (the “Company”) to amend the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (the “Original Form 10-K”) to include the remaining information required by Items 10-14 of Part III of Form 10-K.

Woodbridge Holdings Corporation
Amendment No. 1 to
Annual Report on Form 10-K/A
for the year ended December 31, 2008

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Directors and Executive Officers
The following table sets forth the names, ages and positions of the executive officers and directors of the Company as of April 21, 2009.

Name	Age	Position
Alan B. Levan	64	Chairman of the Board, Chief Executive Officer and Director
John E. Abdo	65	Vice Chairman of the Board and Director
Seth M. Wise	39	President
John K. Grelle	65	Executive Vice President, Chief Financial Officer and Principal Accounting Officer
James Blosser	71	Director
Darwin Dornbush	79	Director
S. Lawrence Kahn, III	62	Director
Alan J. Levy	69	Director
Joel Levy	69	Director
William Nicholson	63	Director
William Scherer	61	Director
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
Alan B. Levan has been Chairman of the Board and Chief Executive Officer of the Company since 1985. Mr. Levan formed the I.R.E. Group (predecessor to BFC Financial Corporation, the Company’s controlling shareholder (“BFC”)) in 1972. Since 1978, he has been Chairman of the Board, President and Chief Executive Officer of BFC or its predecessors. He has been Chairman of the Board and Chief Executive Officer of BankAtlantic Bancorp, Inc. (“BankAtlantic Bancorp”) since 1994, Chairman of the Board of BankAtlantic, BankAtlantic Bancorp’s federal savings bank subsidiary, since 1987 and Chairman of Bluegreen Corporation (“Bluegreen”) since 2002.
John E. Abdo has been Vice Chairman of the Board of the Company since April 2001 and has served as a director of the Company since 1985. Mr. Abdo has been Vice Chairman of BankAtlantic since April 1987 and Chairman of the Executive Committee of BankAtlantic since October 1985. He has been a director of BFC since 1988 and Vice Chairman of the Board of BFC since 1993. He has been a director and Vice Chairman of the Board of BankAtlantic Bancorp since 1994. He is also Vice Chairman of Benihana, Inc. (“Benihana”), a publicly-held company which operates Asian-themed restaurant chains, and has been a director and Vice Chairman of Bluegreen since 2002. He is also a member of the Board of Directors of the Broward Performing Arts Center Authority (PACA), and he is the former President and a current member of the Board of Directors of the Broward Performing Arts Foundation.
Seth M. Wise was named President of the Company in July 2005 after serving as Executive Vice President of the Company since September 2003. At the request of the Company, Mr. Wise served as President of Levitt and Sons, LLC (“Levitt and Sons”), the former wholly-owned homebuilding subsidiary of the Company, prior to its filing for bankruptcy on November 9, 2007. He also previously was Vice President of Abdo Companies, Inc., a South-Florida-based private real estate development company controlled by Mr. Abdo.
John K. Grelle joined the Company when he was appointed Executive Vice President, Chief Financial Officer and principal accounting officer of the Company on May 20, 2008. Since May 20, 2008, Mr. Grelle has also been employed by BFC as its Executive Vice President and Chief Financial Officer after joining BFC as acting Chief Financial Officer on January 11, 2008. Prior to that time, Mr. Grelle served as a Partner of Tatum, LLC, an executive services firm. From 2003 through October 2007, when Mr. Grelle joined Tatum, LLC, Mr. Grelle was the founder and principal of a business formation and strategic development consulting firm. From 1996 through 2003, Mr. Grelle served as Senior Vice President and Chief Financial Officer of ULLICO Inc. and, from 1993 through 1995, he served as Managing Director of DCG Consulting. Mr. Grelle has also been employed in various other executive and financial positions throughout his career, including Chairman and Chief Executive Officer of Old American Insurance Company, Controller of the financial services division of American Can Company (later known as Primerica), Chairman, President and Chief Executive Officer of National Benefit Life, a subsidiary of Primerica, President of Bell National Life, Senior Vice President and Chief Financial Officer of American Health and Life, Controller of Sun Life America and Director of Strategic Planning and Budgeting for ITT Hamilton Life. Mr. Grelle is a former member of the Board of Directors of the N.Y. Council of Life Insurers.
James Blosser has served as a director of the Company since 2001. He has been an attorney with the law firm of Blosser & Sayfie since 2002. Mr. Blosser is also a member of the Board of Directors of Mellon United National Bank.
Darwin Dornbush has served as a director of the Company since 2003. Mr. Dornbush is a senior partner in the law firm of Dornbush Schaeffer Strongin & Venaglia, LLP. Mr. Dornbush also serves as Secretary of Cantel Medical Corp., a healthcare company, and he previously served as Secretary of Benihana and its predecessor since 1983. In addition, during February 2009, Mr. Dornbush rejoined the Board of Directors of Benihana after serving as a director of Benihana from 1995 through 2005.
S. Lawrence Kahn, III has served as a director of the Company since 2003. Since 1986, he has been the President and Chief Executive Officer of Lowell Homes, Inc., a Florida corporation engaged in the business of homebuilding. Mr. Kahn also serves as a director of the Great Florida Bank.
Alan J. Levy has served as a director of the Company since 2005. He is the founder and, since 1980, has served as the President and Chief Executive Officer of Great American Farms, Inc., an agricultural company involved in the farming, marketing and distribution of a variety of fresh fruits and vegetables.
Joel Levy has served as a director of the Company since 2003. He is currently the Vice Chairman of Adler Group, Inc., a commercial real estate company, and he served as President and Chief Operating Officer of Adler Group, Inc. from 1984 through 2000. Mr. Levy also serves as President and Chief Executive Officer of JLRE Consulting, Inc.
William Nicholson has served as a director of the Company since 2003. He has been a principal with Heritage Capital Group since 2003. Since 2004, Mr. Nicholson has also served as President of WRN Financial Corporation and, since 2008, he has been a principal with EXP Loan Services LLC.
William Scherer has served as a director of the Company since 2001. He has been an attorney in the law firm of Conrad & Scherer, LLP or its predecessors since 1974.
Section 16(a) Beneficial Ownership Reporting Compliance
Based solely upon a review of the copies of the forms furnished to the Company and written representations that no other reports were required, the Company believes that, during the year ended December 31, 2008, all filing requirements under Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), applicable to its officers, directors and greater than 10% beneficial owners were complied with on a timely basis.
Code of Ethics
The Company has a Code of Business Conduct and Ethics that applies to all directors, officers and employees of the Company, including its principal executive officer, principal financial officer and principal accounting officer. The Company will post amendments to or waivers from the Code of Business Conduct and Ethics to the extent applicable to the Company’s principal executive officer, principal financial officer or principal accounting officer on its website at www.woodbridgeholdings.com. There were no such waivers from the Code of Business Conduct and Ethics during 2008. During April 2008, the Company made ministerial amendments to the Code of Business Conduct and Ethics. The amended Code of Business Conduct of Ethics is available on the Company’s website at www.woodbridgeholdings.com.

Audit Committee Members and Financial Expert
The Board of Directors has established an Audit Committee. The Audit Committee consists of Joel Levy, Chairman, William Nicholson and S. Lawrence Kahn, III. The Board of Directors has determined that Mr. Levy is qualified as an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K and is “independent” within the meaning of applicable SEC rules and regulations relating to directors serving on audit committees and the listing standards of the New York Stock Exchange, which listing standards the Board of Directors adopted in making its independence determinations with respect to each of its members.
ITEM 11. EXECUTIVE COMPENSATION.
Compensation Discussion and Analysis
Overview of Compensation Program
The Compensation Committee of the Board (for purposes of this section, the “Committee”) administers the compensation program for the Company’s executive officers. The Committee reviews and determines all executive officer compensation, administers the Company’s equity incentive plans (including reviewing and approving grants to the Company’s executive officers), makes recommendations to shareholders with respect to proposals related to compensation matters and generally consults with management regarding employee compensation programs.
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
Compensation Philosophy and Objectives
Historically, the Company’s compensation program for executive officers consisted of a base salary, cash bonuses under an annual incentive program, periodic grants of equity awards and health and welfare benefits. The Committee believes that the most effective executive officer compensation program is one that is designed to align the interests of the executive officers with those of shareholders by compensating the executive officers in a manner that advances both the short- and long-term interests of the Company and its shareholders. The Committee believes that the Company’s compensation program for executive officers is appropriately based upon the Company’s performance, the performance and level of responsibility of the executive officer and the market, generally, with respect to executive officer compensation.
Pursuant to its authority under its charter to engage the services of outside advisors, experts and others to assist the Committee, during 2008, the Committee engaged the services of Johnson Associates, Inc., a third party compensation consultant, to meet with and advise the Committee with respect to establishing the Company’s 2008 compensation program for Alan B. Levan, the Company’s Chairman and Chief Executive Officer, John E. Abdo, the Company’s Vice Chairman, and Seth M. Wise, the Company’s President.
Messrs. Levan and Abdo hold executive positions at BFC and BankAtlantic Bancorp and receive compensation directly from those companies. In addition, John K. Grelle, the Company’s Executive Vice President and Chief Financial Officer, also serves as Executive Vice President and Chief Financial Officer of BFC and receives compensation directly from BFC for his services. While the Committee does not determine the compensation paid by BFC to Messrs. Levan, Abdo and Grelle or by BankAtlantic Bancorp to Messrs. Levan and Abdo, the Committee considers the fact that Messrs. Levan, Abdo and Grelle devote time to the operations of those companies when determining the compensation the Company pays to them.

Role of Executive Officers in Compensation Decisions
The Committee makes all compensation decisions for the Named Executive Officers (as defined in the introductory paragraph to the “Summary Compensation Table” below) and approves equity awards to all of the Company’s employees. The Chief Executive Officer annually reviews the performance of each of the Named Executive Officers (other than himself, whose performance is reviewed by the Committee). The conclusions reached and recommendations based on these reviews, including those with respect to setting and adjusting base salaries, the payment of cash bonuses under the Company’s annual incentive program and the granting of equity awards, are presented to the Committee. The Committee can exercise its discretion in modifying upward or downward any recommended amounts or awards to the Named Executive Officers. In 2008, the Committee accepted without modification the recommendations of the Chief Executive Officer with respect to the base salaries and bonuses paid or to be paid to the Named Executive Officers. During 2008, the Company did not grant any equity awards to the Named Executive Officers.
Executive Officer Compensation Components
For the fiscal year ended December 31, 2008, the principal components of compensation for the Named Executive Officers were base salary and cash bonuses under the Company’s 2008 annual incentive program. Although no equity awards were granted during 2008, the Named Executive Officers compensation has historically also included long-term equity incentive compensation. Beginning in 2009, the compensation of certain of the Named Executive Officers will include, in lieu of cash bonuses under the formula-based component of the Company’s annual incentive program, compensation based on returns realized by the Company on its investments. See “New Compensation Program for Executives Commencing in 2009” below.
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
With respect to base salary decisions for the Chief Executive Officer, the Committee made an assessment of Mr. Levan’s performance as Chief Executive Officer and its expectations as to his future contributions to the Company, as well as the factors considered in determining the compensation of the other Named Executive Officers, including reviewing market compensation levels and trends and evaluating his individual performance and the Company’s financial condition, operating results and attainment of strategic objectives. As described above, during 2008, the Committee engaged Johnson Associates, Inc., a third party compensation consultant, to assist the Committee in establishing the compensation, including base salary, to be paid Mr. Levan (as well as to Messrs. Abdo and Wise). In evaluating the performance of Mr. Levan for purposes of not only his base salary, but also any cash bonus under the Company’s annual incentive program and stock option awards under the Company’s long-term equity incentive compensation program, the Committee considered Mr. Levan’s overall performance and his critical assessment of the issues facing the Company during 2008.
Based on market conditions and the impact of these market conditions on the Company in 2007, at the request of Messrs. Levan and Abdo, their respective 2007 annual base salaries were decreased to $1, effective October 1, 2007. Effective July 28, 2008, Messrs. Levan and Abdo’s respective annual base salaries were increased to $350,000.

The 2008 annual base salary of Seth M. Wise, the Company’s President, remained unchanged from its 2007 level of $350,000. The annual base salary of John K. Grelle, who was appointed Executive Vice President and Chief Financial Officer of the Company on May 20, 2008, was set at $235,200 for 2008.
For 2009, the annual base salaries of Messrs. Levan, Abdo, Wise and Grelle will remain unchanged from their respective 2008 levels.
Effective January 11, 2008, George P. Scanlon resigned as Executive Vice President and Chief Financial Officer of the Company. In connection with his resignation, the Company entered into an agreement with Mr. Scanlon pursuant to which Mr. Scanlon provided certain services to the Company through December 31, 2008, and the Company paid an aggregate of approximately $170,000 and provided certain benefits to Mr. Scanlon during that period. Patrick M. Worsham, who served as acting Chief Financial Officer of the Company from January 11, 2008 through May 19, 2008, received compensation of approximately $133,000 for his services during that period.
Annual Incentive Program
The Company’s annual incentive program is a cash bonus plan designed to promote performance and achievement of corporate strategic goals and initiatives, encourage the growth of shareholder value and allow the Named Executive Officers to participate in the growth and profitability of the Company. This program may include elements tied to the achievement of pre-established, objective individual and company-wide annual financial performance goals established during the Company’s annual budget cycle. The portion of a Named Executive Officer’s cash bonus under the program that is related to financial performance goals may vary by individual and the impact that he has on the financial performance of the Company as a whole and of his respective division. The Company’s annual incentive program also includes a discretionary element under which bonuses may be paid based on a subjective evaluation of the Named Executive Officer’s overall performance in areas outside those that can be objectively measured from financial results. Each Named Executive Officer’s bonus is intended to take into account corporate and individual components, which are weighted according to the Named Executive Officer’s responsibilities.
The Committee established objective financial criteria for potential bonuses to Messrs. Levan and Abdo under the Company’s 2008 annual incentive program tied to the achievement of goals relating to the Company’s consolidated gross revenues, subject to reduction in the sole discretion of the Committee. Messrs. Levan and Abdo were also eligible to receive cash bonuses under the discretionary component of the Company’s 2008 annual incentive program. The Committee determined that it would not be possible to establish objective financial criteria for Mr. Wise under the Company’s 2008 annual incentive program but determined that Mr. Wise would be eligible for a discretionary bonus of up to 60% of his 2008 annual base salary. Mr. Grelle joined the Company in May 2008 at which point the objective financial criteria under the Company’s 2008 annual incentive program had already been established. As a result, Mr. Grelle was only eligible to receive a discretionary cash bonus under the Company’s 2008 annual incentive program. During 2008, a total of $1,264,880 in cash bonuses was paid to the Named Executive Officers under the Company’s 2008 annual incentive program as follows:

Alan B. Levan	$500,000
John E. Abdo	$500,000
Seth M. Wise	$210,000
John K. Grelle	$54,880
Each of these bonuses was paid under the discretionary component of the Company’ 2008 annual incentive program based on a subjective evaluation of the Named Executive Officer’s overall performance in areas outside those that can be objectively measured from financial results. The discretionary bonuses paid to each of Messrs. Levan, Abdo and Wise were approved by the Committee based on the recommendation of Johnson Associates, Inc. As described above, Mr. Scanlon resigned as Executive Vice President and Chief Financial Officer of the Company, effective January 11, 2008, and Mr. Worsham served as acting Chief Financial Officer of the Company from January 11, 2008 through May 19, 2008. Neither of Messrs. Scanlon or Worsham was eligible to receive a bonus under the Company’s 2008 annual incentive program.

Beginning in 2009, the Company has decided to discontinue its annual incentive program and instead has adopted the new compensation program discussed below under “New Compensation Program for Executives Commencing in 2009.” However, the Named Executive Officers will remain eligible to receive cash bonuses payable at the discretion of the Committee based upon a subjective evaluation of their performance and contribution to the success and growth of the Company in areas outside those that may be objectively measured based on specific financial goals. Decisions by the Committee regarding discretionary cash bonuses to the Named Executive Officers will generally be made based upon the recommendation of the Company’s Chief Executive Officer (other than with respect to awards of discretionary cash bonuses to the Company’s Chief Executive Officer), the Named Executive Officer’s position with the Company, an evaluation of the Named Executive Officer’s performance, the Named Executive Officer’s other compensation, including compensation paid or to be paid under the new compensation program discussed below, and discussions with the Named Executive Officer.
Long-Term Equity Incentive Compensation
The Company’s long-term equity incentive compensation program provides an opportunity for the Named Executive Officers to increase their stake in the Company through grants of options to purchase shares of the Company’s Class A Common Stock (“Class A Stock”). This program encourages the Named Executive Officers to focus on the Company’s long-term performance by aligning the Named Executive Officers’ interests with those of the Company’s shareholders, since the ultimate value of such compensation is directly dependent on the stock price. The Committee believes that providing its executives with opportunities to acquire an interest in the growth and prosperity of the Company through the grant of stock options enables the Company to attract and retain qualified and experienced executive officers and offer additional long-term incentives.
The Committee’s grant of stock options to the Named Executive Officers is discretionary based on an assessment of the individual’s contribution to the success and growth of the Company, subject in any event to the limitations set by the Company’s Amended and Restated 2003 Stock Incentive Plan. Decisions by the Committee regarding grants of stock options to the Named Executive Officers are generally made based upon the recommendation of the Chief Executive Officer (other than with respect to decisions by the Committee regarding grants of stock options to the Chief Executive Officer), the level of the Named Executive Officer’s position with the Company, an evaluation of the Named Executive Officer’s past and expected future performance and the number of outstanding and previously granted stock options to the Named Executive Officer. Historically, stock options granted to the Named Executive Officers have an exercise price equal to the market value of such stock on the date of grant and vest on the fifth anniversary of the date of grant. The Committee believes that such stock options serve as a significant aid in the retention of the Named Executive Officers, since these stock option awards do not vest until five years after the grant date.
During 2008, the Company did not grant any stock options to the Named Executive Officers.
New Compensation Program for Executives Commencing in 2009
In place of the Company’s annual incentive program described above, commencing in 2009, the Committee and the Board have approved the terms of a new compensation program for certain of the Company’s employees, including Messrs. Levan, Abdo and Wise (for the purposes of this section, the “Named Executive Officer Participants”), pursuant to which a portion of each Named Executive Officer Participant’s compensation will be based on the cash returns realized by the Company on its investments. Mr. Grelle is not a participant in this new compensation program.
Under the terms and conditions of the new compensation program, all of the Company’s investments are or will be held by individual limited partnerships or other legal entities established for such purpose. The Named Executive Officer Participants and other participating employees will have interests in the entities, which will be the basis of their incentives under the programs. The Named Executive Officer Participants may have interests tied both to the performance of a particular investment as well as interests relating to the performance of the portfolio of investments as a whole. The Company, in its capacity as investor in the program, will be entitled to receive a return of its invested capital and a specified rate of return on its invested capital prior to the Named Executive Officer Participants being entitled to receive any portion of the realized profits. Once the Company receives its priority return of invested capital and the stated return as well as certain additional amounts, the remaining proceeds will be available for distribution among those employees directly responsible for the relevant investments and the Named Executive Officer Participants. The Committee will determine in advance the allocations for each Named Executive Officer Participant and, although the Committee may alter these allocations on a prospective basis, the total amount payable to each Named Executive Officer Participant cannot be changed. The program contains provisions which under certain circumstances require the Named Executive Officer Participants to return to the Company amounts previously distributed to them. These provisions, which are often times known as “clawback” provisions, are intended to reduce the risk that any Named Executive Officer Participant or other participating employee will be distributed amounts under the program prior to the Company’s receipt of at least a return of its invested capital and the stated return. The Named Executive Officer Participants’ clawback obligations relate to the performance of the portfolio of investments as a whole even if they participate in the performance of a particular investment. The program contemplates that the clawback obligations will be funded solely from holdback accounts established with respect to each Named Executive Officer Participant and other participating employee. A portion of the amount to which a Named Executive Officer Participant or other participating employee would otherwise be entitled to (which portion has initially been set at 25% but can be increased, when appropriate, to as high as 75%) will be deposited into holdback accounts or otherwise made available for the Company’s benefit. There are also general vesting and forfeiture provisions applicable to each Named Executive Officer Participant’s and other participating employee’s right to receive any share of the realized profits under the program, the terms of which may vary by individual.
The Committee and the Board approved this new compensation program based on their belief that the program appropriately aligns payments to the Named Executive Officer Participants and other participating employees with the performance of the Company’s investments.
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
Although the Committee has historically attempted to structure performance-based compensation, including stock option grants or performance-based restricted stock awards and annual bonuses, to executive officers who may be subject to Section 162(m) in a manner that satisfies the statute’s requirements for full tax deductibility for the compensation, the Committee also recognizes the need to retain flexibility to make compensation decisions that may not meet Section 162(m) standards when necessary to enable the Company to meet its overall objectives, even if the Company may not deduct all of the compensation. The Committee approved the new compensation program described above based on its belief that the program appropriately aligns payments to the Named Executive Officers with the performance of the Company’s investments, while recognizing that compensation paid under the new program will most likely not satisfy the requirements of Section 162(m) for full tax deductibility. As a result, there can be no assurance that all or any portion of the compensation that may be paid by the Company in 2009 or any future period, including compensation that may be paid by the Company under its new compensation program, will be deductible under Section 162(m).

Compensation Committee Report
The following Report of the Compensation Committee does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Company filing under the Securities Act of 1933 or the Exchange Act, except to the extent the Company specifically incorporates this Report by reference therein.
The Compensation Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis with the Company’s management. Based on this review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Amendment No. 1 to Annual Report on Form 10-K/A.
Submitted by the Members of the Compensation Committee:
S. Lawrence Kahn, III, Chairman
Alan Levy
William Nicholson
Compensation of Named Executive Officers
Summary Compensation Table
The following table sets forth certain summary information concerning compensation which, during the fiscal years ended December 31, 2008, 2007 and 2006, the Company paid to or accrued on behalf of (i) the Company’s Chief Executive Officer, (ii) each person who served as the Company’s Chief Financial Officer during the fiscal year ended December 31, 2008 and (iii) the Company’s Vice Chairman and the Company’s President, who were the only other executive officers of the Company during the fiscal year ended December 31, 2008 (collectively, the “Named Executive Officers”). Officers of the Company who also serve as officers or directors of affiliates receive compensation from such affiliates for services rendered on behalf of the affiliates.

							Change in
							Pension Value
							and Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
Name and Principal Position	Year	Salary	Bonus(1)	Awards	Awards(2)	Compensation	Earnings	Compensation(3)	Total

Alan B. Levan,	2008	$151,218	$500,000	$—	$401,449	$—	$—	$1,500	$1,054,167
Chief Executive Officer (4)	2007	400,400	6,708	—	372,409	—	—	1,500	781,017
	2006	515,833	6,769	—	230,828	—	—	—	753,430

John E. Abdo,	2008	151,218	500,000	—	534,538	—	—	307,740	1,493,496
Vice Chairman (4)	2007	487,988	8,175	—	505,193	—	—	303,181	1,304,537
	2006	628,672	9,582	—	333,573	—	—	291,244	1,263,071

Seth M. Wise,	2008	350,004	210,000	—	205,809	—	—	7,200	773,013
President (5)	2007	323,343	4,108	—	188,945	—	—	16,200	532,596
	2006	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

John K. Grelle,	2008	145,191	54,880	—	—	—	—	—	200,071
Executive Vice President and	2007	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Chief Financial Officer (6)	2006	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

Patrick M. Worsham,	2008	133,269	—	—	—	—	—	—	133,269
Former Acting Chief	2007	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Financial Officer (7)	2006	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

George P. Scanlon,	2008	—	—	—	—	—	—	169,726	169,726
Former Executive Vice President	2007	202,750	2,465	—	203,367	—	—	9,875	418,457
and Chief Financial Officer (8)	2006	283,708	104,384	—	130,781	—	—	8,800	527,673

(1)	The amounts for 2008 represent discretionary cash bonuses paid to or accrued on behalf of the Named Executive Officers under the Company’s 2008 annual incentive program based on a subjective evaluation of their overall performance in areas outside those that can be objectively measured from financial results. The Company’s 2008 annual incentive program is more fully described in the “Compensation Discussion and Analysis” section above.

(2)	All options are to purchase shares of Class A Stock. The amounts for 2008 represent the dollar amounts recognized for financial statement reporting purposes for the fiscal year ended December 31, 2008, in accordance with FAS 123(R), without taking into account an estimate of forfeitures related to service-based vesting of stock option grants, including amounts from awards granted prior to 2008. Assumptions used in the calculation of these amounts are included in footnote 6 to the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2008 included in the Original Form 10-K. In connection with Mr. Scanlon’s resignation as the Company’s Executive Vice President and Chief Financial Officer, effective January 11, 2008, Mr. Scanlon forfeited all of his unvested stock options pursuant to which he had the right to purchase an aggregate of 110,000 shares of Class A Stock. The Company did not grant any stock options to the Named Executive Officers during 2008.

(3)	The amounts for 2008 are comprised of the following. Each of Messrs. Levan and Abdo received $1,500 as reimbursement for insurance premiums for waiving participation in the Company’s medical, dental and vision plans. In addition, the amount for Mr. Abdo includes management fees of $306,240 paid by the Company to Abdo Companies, Inc., of which Mr. Abdo is the principal shareholder and Chief Executive Officer. Mr. Wise received an automobile allowance in the amount of $7,200. As described below under “Potential Payments upon Termination or Change-in Control,” in connection with his resignation as the Company’s Executive Vice President and Chief Financial Officer, effective January 11, 2008, the Company and Mr. Scanlon entered into an agreement pursuant to which the Company paid an aggregate of $169,726 and provided certain benefits to Mr. Scanlon during 2008 in consideration for Mr. Scanlon’s provision of certain services to the Company during the year.

(4)	During 2008, each of Messrs. Levan and Abdo received options to acquire 50,000 shares of Bluegreen’s common stock at an exercise price of $9.31 per share, which options are scheduled to vest on May 21, 2013 and expire on May 21, 2018. Each of Messrs. Levan and Abdo were also granted during 2008 71,000 shares of restricted common stock of Bluegreen and options to purchase an additional 71,000 shares of Bluegreen’s common stock at an exercise price of $7.50 per share. These additional options and restricted shares are scheduled to vest on May 21, 2013 (and the options are scheduled to expire on May 21, 2015); however, in the event of a change-in-control of Bluegreen at a price of at least $12.50 per share of common stock, a percentage (of up to 100%) of the options and restricted shares will vest depending on both the timing of the change-in-control and the actual price for a share of Bluegreen’s common stock in the transaction which results in the change-in-control. The aggregate grant date fair value of the options granted by Bluegreen to each of Messrs. Levan and Abdo during 2008 computed in accordance with FAS 123(R) was $370,700. The grant date fair value of the restricted stock awards granted by Bluegreen to each of Messrs. Levan and Abdo during 2008 computed in accordance with FAS 123(R) was $495,580.

(5)	Mr. Wise was not a named executive officer of the Company during 2006.

(6)	Mr. Grelle was appointed Executive Vice President and Chief Financial Officer of the Company on May 20, 2008. Prior to that time, Mr. Grelle was not employed by the Company.

(7)	Mr. Worsham served as acting Chief Financial Officer of the Company from January 11, 2008 through May 19, 2008. Other than with respect to that period of time, Mr. Worsham has not been employed by the Company.

(8)	Mr. Scanlon resigned as Executive Vice President and Chief Financial Officer of the Company, effective January 11, 2008.

Grants of Plan-Based Awards — 2008
The following table sets forth certain information concerning grants of awards to the Named Executive Officers pursuant to the Company’s non-equity and equity incentive plans in the fiscal year ended December 31, 2008.

					All Other	All Other
					Stock	Option		Grant Date
					Awards:	Awards:	Exercise or	Fair Value
		Estimated Possible Payouts Under			Number of	Number of	Base Price	of Stock
		Non-Equity Incentive Plan			Shares of	Securities	of Option	And
		Awards(3)			Stock or	Underlying	Awards	Option
Name	Grant Date	Threshold	Target	Maximum	Units	Options	($ / Sh)	Awards

Alan B. Levan	—	$(1)	$(1)	$(1)	—	—	$—	$—
John E. Abdo	—	(1)	(1)	(1)	—	—	—	—
Seth M. Wise(2)	—	N/A	N/A	N/A	—	—	—	—
John K. Grelle(2)	—	N/A	N/A	N/A	—	—	—	—
Patrick M. Worsham	—	N/A	N/A	N/A	—	—	—	—
George P. Scanlon	—	N/A	N/A	N/A	—	—	—	—

(1)	During 2008, each of Messrs. Levan and Abdo was eligible to receive a cash bonus under the formula-based component of the Company’s annual incentive program which related to the achievement of financial performance goals tied to the Company’s consolidated gross revenues, subject to reduction in the sole discretion of the Compensation Committee.

(2)	No objective financial criteria were set under the Company’s 2008 annual incentive program for Messrs. Wise and Grelle.

(3)	None of the Named Executive Officers received any payments under the formula-based component of the Company’s 2008 annual incentive program. However, each of Messrs. Levan, Abdo, Wise and Grelle received a discretionary bonus under the Company’s 2008 annual incentive program based on a subjective evaluation of his overall performance in areas outside those that can be objectively measured from financial results. These discretionary bonuses are included in the “Bonus” column of the “Summary Compensation Table.” The Company’s 2008 annual incentive program is more fully described in the “Compensation Discussion and Analysis” section above.

Outstanding Equity Awards at Fiscal Year-End — 2008
The following table sets forth certain information regarding equity-based awards of the Company held by the Named Executive Officers as of December 31, 2008.

	Option Awards(1)
				Equity
				Incentive
				Plan Awards:
	Number of	Number of		Number of
	Securities	Securities		Securities
	Underlying	Underlying		Underlying
	Unexercised	Unexercised		Unexercised	Option	Option
	Options	Options		Unearned	Exercise	Expiration
Name	Exercisable	Unexercisable		Options	Price	Date

Alan B. Levan		12,000	(2)	N/A	$100.75	1/2/2014
		8,000	(3)		160.65	7/22/2015
		12,000	(4)		65.30	7/24/2016
		12,000	(5)		45.80	6/18/2017

John E. Abdo		18,000	(2)	N/A	100.75	1/2/2014
		12,000	(3)		160.65	7/22/2015
		12,000	(4)		65.30	7/24/2016
		12,000	(5)		45.80	6/18/2017

Seth M. Wise		6,000	(2)	N/A	100.75	1/2/2014
		4,000	(3)		160.65	7/22/2015
		6,000	(4)		65.30	7/24/2016
		7,000	(5)		45.80	6/18/2017

John K. Grelle		—		—	—	—

Patrick M. Worsham		—		—	—	—

George P. Scanlon		—		—	—	—

(1)	All options are to purchase shares of Class A Stock.

(2)	These options vested on January 2, 2009, but they are included as unexercisable options because they were not exercisable as of December 31, 2008. As a result of their vesting on January 2, 2009, these options are currently exercisable.

(3)	Vests on July 22, 2010.

(4)	Vests on July 24, 2011.

(5)	Vests on June 18, 2012.

Option Exercises and Stock Vested — 2008
During the fiscal year ended December 31, 2008, none of the Named Executive Officers exercised options to purchase shares of the Company’s Class A Stock or Class B Common Stock (“Class B Stock”). In addition, none of the Named Executive Officers held any shares of restricted Class A Stock or Class B Stock which vested during the fiscal year ended December 31, 2008.
Potential Payments upon Termination or Change-in-Control
Effective January 11, 2008, Mr. Scanlon resigned as the Company’s Executive Vice President and Chief Financial Officer. In connection with his resignation, the Company entered into an agreement with Mr. Scanlon pursuant to which Mr. Scanlon provided certain services to the Company through December 31, 2008 and, in consideration for his provision of such services, the Company paid an aggregate of approximately $170,000 and provided certain benefits to Mr. Scanlon during that period.
Compensation of Directors
The Compensation Committee recommends director compensation to the Board based on factors it considers appropriate and based on the recommendations of management. Currently, each non-employee director receives $100,000 per year for his service on the Board of Directors, payable in cash, restricted stock or non-qualified stock options, in such combinations as the director may elect, provided that no more than $50,000 may be paid in cash. The restricted stock and stock options are granted in Class A Stock under the Company’s Amended and Restated 2003 Stock Incentive Plan. Restricted stock vests monthly over a 12-month service period beginning on July 1 of each year and stock options are fully vested on the date of grant, have a ten-year term and have an exercise price equal to the closing market price of a share of the Class A Stock on the date of grant. The number of stock options and restricted stock granted is determined by the Company based on assumptions and formulas typically used to value these types of securities. In addition to compensation paid to directors for their service on the Board generally, the Company also provides compensation to directors for their service on the Board’s committees. Currently, this compensation is comprised of the following. Each member of the Audit Committee, other than its Chairman, receives an annual fee of $10,000 for his service on that committee. The Chairman of the Audit Committee receives an annual fee of $15,000 for his service as Chairman. The Chairman of the Compensation Committee and the Chairman of the Nominating and Corporate Governance Committee each receive an annual fee of $3,500 for their service as Chairmen. Other than the Chairmen, members of the Compensation Committee and the Nominating and Corporate Governance Committee do not receive additional compensation for their service on those committees. Each non-management director who serves on the Investment Committee receives an annual fee of $15,000. Directors who are also officers of the Company do not receive additional compensation for their service as directors or for attendance at Board or committee meetings.

Director Compensation — 2008
The following table sets forth certain information regarding the compensation paid to the Company’s non-employee directors for their service during the fiscal year ended December 31, 2008.

					Change
					in Pension
					Value and
					Nonqualified
				Non-Equity	Deferred
	Fees Earned or	Stock	Option	Incentive Plan	Compensation	All Other
Name	Paid in Cash	Awards (1)(3)	Awards(2)(3)	Compensation	Earnings	Compensation	Total

James Blosser	$53,500	$—	$50,817	$—	$—	$—	$104,317
Darwin Dornbush	49,708	50,000	—	—	—	—	99,708
S. Lawrence Kahn, III	63,500	35,000	15,246	—	—	—	113,746
Alan J. Levy	50,000	50,000	—	—	—	—	100,000
Joel Levy	65,004	25,000	25,410	—	—	—	115,414
William R. Nicholson	75,000	—	50,817	—	—	—	125,817
William Scherer	50,000	50,000	—	—	—	—	100,000

(1)	All restricted stock are shares of Class A Stock. The amount represents the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2008, in accordance with FAS 123(R), without taking into account an estimate of forfeitures related to service-based vesting, of restricted stock grants, including amounts from awards granted prior to 2008. Assumptions used in the calculation of these amounts are included in footnote 6 to the Company’s audited financial statements for the fiscal year ended December 31, 2008 included in the Original Form 10-K. There were no forfeitures during 2008. The grant date fair value of the restricted stock awards granted in 2008 computed in accordance with FAS 123(R) was $50,000 for each of Messrs. Dornbush, Alan J. Levy and Scherer, $35,000 for Mr. Kahn and $25,000 for Mr. Joel Levy.

(2)	All options are to purchase shares of Class A Stock. The amount represents the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2008, in accordance with FAS 123(R), without taking into account an estimate of forfeitures related to service-based vesting, of stock option grants, including amounts from awards granted prior to 2008. Assumptions used in the calculation of these amounts are included in footnote 6 to the Company’s audited financial statements for the fiscal year ended December 31, 2008 included in the Original Form 10-K. There were no forfeitures during 2008. The grant date fair value of the stock option awards computed in accordance with FAS 123(R) was $50,817 for each of Messrs. Blosser and Nicholson, $15,246 for Mr. Kahn and $25,410 for Mr. Joel Levy.

(3)	The table below sets forth the aggregate number of shares of restricted stock and the aggregate number of stock options held by each non-employee director as of December 31, 2008. All restricted stock awards are in shares of Class A Stock, and all stock options are options to purchase shares of Class A Stock.

Name	Restricted Stock	Stock Options
James Blosser	—	19,176
Darwin Dornbush	3,732	4,286
S. Lawrence Kahn, III	2,612	7,827
Alan J. Levy	3,732	2,762
Joel Levy	1,866	11,435
William Nicholson	—	18,834
William Scherer	3,732	5,497

Compensation Committee Interlocks and Insider Participation
The Board of Directors has designated Alan Levy, S. Lawrence Kahn, III and William R. Nicholson, none of whom are employees of the Company or any of its subsidiaries, to serve on the Compensation Committee. Alan B. Levan and John E. Abdo, the Company’s Chairman and Vice Chairman, respectively, are also executive officers of BFC. In addition, Messrs. Levan and Abdo are executive officers of BankAtlantic Bancorp and Chairman and Vice Chairman, respectively, of the Board of Directors of Bluegreen, each of which is an affiliate of the Company. During 2008, in addition to the compensation paid to them by the Company, each of Messrs. Levan and Abdo received compensation from BFC and from BankAtlantic Bancorp, and each was granted stock options by Bluegreen.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Principal Shareholders of the Company
The following table sets forth, as of April 21, 2009, certain information as to the Company’s Class A Stock and Class B Stock beneficially owned by persons owning in excess of 5% of the outstanding shares of such stock. Management knows of no person, except as listed below, who beneficially owned more than 5% of the outstanding Class A Stock or Class B Stock as of April 21, 2009. Except as otherwise indicated, the information provided in the following table was obtained from filings with the SEC and with the Company pursuant to the Exchange Act. Addresses provided are those listed in the filings as the address of the person authorized to receive notices and communications. For purposes of the table below and the table set forth under “Security Ownership of Management,” in accordance with Rule 13d-3 under the Exchange Act, a person is deemed to be the beneficial owner of any shares of Class A Stock or Class B Stock (1) over which he, she or it has or shares, directly or indirectly, voting or investment power, or (2) of which he, she or it has the right to acquire beneficial ownership at any time within 60 days after April 21, 2009. As used herein, “voting power” is the power to vote, or direct the voting of, shares and “investment power” includes the power to dispose, or direct the disposition of, such shares. Unless otherwise noted, each beneficial owner has sole voting and sole investment power over the shares beneficially owned.

		Amount and
		Nature of
	Name and Address of	Beneficial
Title of Class	Beneficial Owner	Ownership		Percent of Class

Class A Stock	BFC Financial Corporation	3,735,391	(1)	23.6	%(1)
	2100 West Cypress Creek Road
	Fort Lauderdale, Florida 33309

	Prescott Group Capital Management, L.L.C.	3,712,351	(2)	22.3%
	1924 S. Utica, #1120
	Tulsa, Oklahoma 74104

	Pennant Capital Management, LLC	3,577,952	(3)	21.5%
	40 Main Street
	Chatham, NY 07928

	Robert E. Robotti	912,033	(4)	5.5%
	c/o Robotti & Company, Incorporated
	52 Vanderbilt Avenue
	4th Floor
	New York, New York 10017

Class B Stock	BFC Financial Corporation	243,807	(1)	100%
	2100 West Cypress Creek Road
	Fort Lauderdale, Florida 33309

(1)	Class B Stock is convertible on a share-for-share basis into Class A Stock at any time at BFC’s discretion. The 243,807 shares of Class B Stock held by BFC are not separately included in BFC’s Class A Stock ownership amount, but are included for the purposes of calculating the percent of Class A Stock beneficially owned by BFC. BFC may be deemed to be controlled by Alan B. Levan and John E. Abdo, who collectively may be deemed to have an aggregate beneficial ownership of shares of BFC’s Class A Common Stock and Class B Common Stock representing 73.8% of the total voting power of BFC. Mr. Levan serves as Chairman and Chief Executive Officer of the Company and Chairman, President and Chief Executive Officer of BFC. Mr. Abdo serves as Vice Chairman of each of the Company and BFC.

(2)	Prescott Group Capital Management, L.L.C has sole voting and dispositive power over all shares listed.

(3)	Pennant Capital Management, LLC and Alan Fournier have shared voting and shared dispositive power over all shares listed.

(4)	Robert E. Robotti has sole voting and dispositive power over 980 of such shares and shared voting and dispositive power over the remaining 911,053 of such shares with certain of his affiliates.

Security Ownership of Management
Listed in the table below are the outstanding shares of Class A Stock and Class B Stock beneficially owned as of April 21, 2009 by (i) each Named Executive Officer, (ii) each of the Company’s directors as of such date and (iii) the Company’s directors and executive officers as of such date as a group. Unless otherwise noted, the address of all parties listed below is 2100 West Cypress Creek Road, Fort Lauderdale, Florida 33309.

	Class A	Class B	Percent of	Percent of
	Stock	Stock	Class A	Class B
	Ownership	Ownership	Stock	Stock
BFC Financial Corporation(1)	3,735,391	243,807	23.6%	100%
Alan B. Levan(1)(2)(3)(4)	3,767,215	243,807	23.8%	100%
John E. Abdo(1)(2)(3)(4)	3,761,316	243,807	23.7%	100%
Seth M. Wise(3)(4)	7,043	—	*	—
John K. Grelle	—	—	—	—
Patrick M. Worsham(5)	—	—	—	—
George P. Scanlon(5)	—	—	—	—
James J. Blosser(4)	19,176	—	*	—
Darwin C. Dornbush(4)	14,433	—	*	—
S. Lawrence Kahn, III(4)	15,583	—	*	—
Alan Levy(4)	14,925	—	*	—
Joel Levy(4)	17,738	—	*	—
William R. Nicholson(4)	28,907	—	*	—
William R. Scherer(4)(6)	43,403	—	*	—
All directors and executive officers of the Company as of April 21, 2009 as a group (11 persons)(1)(7)	3,954,348	243,807	24.8%	100%

*	Less than one percent of class.

(1)	Class B Stock is convertible on a share-for-share basis into Class A Stock at any time at BFC’s discretion. BFC may be deemed to be controlled by Messrs. Levan and Abdo, who collectively may be deemed to have an aggregate beneficial ownership of shares of BFC’s Class A Common Stock and Class B Common Stock representing 73.8% of the total voting power of BFC. Mr. Levan serves as Chairman and Chief Executive Officer of the Company and Chairman, President and Chief Executive Officer of BFC. Mr. Abdo serves as Vice Chairman of each of the Company and BFC. The 243,807 shares of Class B Stock held by BFC are not separately included in the “Class A Stock Ownership” of BFC, Messrs. Levan and Abdo or the the Company’s directors and executive officers as a group, but are included for the purposes of calculating the percent of Class A Stock beneficially owned by each of BFC, Messrs. Levan and Abdo and the Company’s directors and executive officers as a group.

(2)	Includes, for each of Messrs. Levan and Abdo, the 3,735,391 shares of Class A Stock and 243,807 shares of Class B Stock owned by BFC. The Class A Stock ownership of Messrs. Levan and Abdo also includes their indirect ownership of 18 shares and 6,104 shares, respectively.

(3)	Includes beneficial ownership of shares of Class A Stock held in the BankAtlantic Security Plus Plan as a result of BankAtlantic Bancorp’s previous ownership of the Company prior to the 2003 spin-off of the Company as follows: Mr. Levan — 2,998 shares; Mr. Abdo — 1,821 shares; and Mr. Wise — 18 shares.

(4)	Includes beneficial ownership of the following shares of Class A Stock which may be acquired within 60 days pursuant to stock options: Mr. Levan — 12,000 shares; Mr. Abdo — 18,000 shares; Mr. Wise — 6,000 shares; Mr.Dornbush — 4,286 shares; Mr. Alan J. Levy — 2,762 shares; Mr. Joel Levy — 11,435 shares; Mr. Blosser — 19,176 shares; Mr. Nicholson — 18,834 shares; Mr. Scherer — 5,497 shares; and Mr. Kahn — 7,827 shares.

(5)	As described elsewhere throughout this Amendment No. 1 to Annual Report on Form 10-K/A, Mr. Scanlon resigned as Executive Vice President and Chief Financial Officer of the Company, effective January 11, 2008, and Mr. Worsham served as acting Chief Financial Officer and acting Chief Accounting Officer of the Company from January 11, 2008 through May 20, 2008. Accordingly, neither of Messrs. Scanlon or Worsham is currently an executive officer of the Company; however, they are included in the table above because they were both Named Executive Officers of the Company for 2008. Based on information in its possession, the Company believes that Mr. Scanlon’s current address is c/o Fidelity National Information Services, 601 Riverside Avenue, Jacksonville, Florida 32204 and that Mr. Worsham’s current address is c/o Tatum LLC, 201 East Kennedy Boulevard, Suite 950, Tampa, Florida 33602.

(6)	Includes 74 shares of Class A Stock held indirectly though Mr. Scherer’s IRA account and 56 shares of Class A Stock held indirectly through his wife’s IRA account.

(7)	Includes beneficial ownership of an aggregate of 105,817 shares of Class A Stock which may be acquired by the Company’s directors and executive officers as of April 21, 2009 within 60 days pursuant to the exercise of outstanding stock options.
Equity Compensation Plan Information
Information with respect to the Company’s equity compensation plans is set forth under Item 12 of Part III of the Original Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
Review, Approval or Ratification of Transactions with Related Persons
The Company has a policy for the review and approval of transactions in which the Company was or is to be a participant, the amount involved exceeded or will exceed $120,000 annually and any of the Company’s directors or executive officers, or their immediate family members, had or will have a direct or indirect material interest. Until February 2008, this policy provided for the Board of Directors or a designated committee thereof to review and, if deemed desirable, approve all such related person transactions. In reviewing related person transactions, the Board of Directors or the designated committee analyzed, among other factors it deemed appropriate, whether such related person transaction was or is to be for the benefit of the Company and upon terms no less favorable to the Company than if the related person transaction was with an unrelated party.
During February 2008, the Board of Directors delegated to the Nominating and Corporate Governance Committee the review and approval of related person transactions relating to directors, executive officers and their immediate family, other than related person transactions presenting issues regarding accounting, internal accounting controls or audit matters, the review and approval of which was delegated by the Board of Directors to the Audit Committee. In reviewing related person transactions, the Nominating and Corporate Governance Committee or the Audit Committee, as the case may be, evaluates the related party transaction based on, among other factors it deems appropriate, those factors described in the preceding paragraph.
During 2008, no related person transaction occurred where these policies were not followed.
Transactions with Related Persons
The Company and BankAtlantic Bancorp are under common control. The controlling shareholder of the Company and BankAtlantic Bancorp is BFC. BankAtlantic Bancorp is the parent company of BankAtlantic. Shares representing a majority of BFC’s total voting power is owned or controlled by the Company’s Chairman and Chief Executive Officer, Alan B. Levan, and by the Company’s Vice Chairman, John E. Abdo, both of whom are also directors of the Company and executive officers and directors of each of BFC, BankAtlantic Bancorp and

BankAtlantic. Messrs. Levan and Abdo are also the Chairman and Vice Chairman, respectively, of Bluegreen, a publicly-held company in which the Company has a significant investment.
The Company, BFC, BankAtlantic Bancorp and Bluegreen are parties to a shared services arrangement, pursuant to which BFC Shared Services Corporation, a subsidiary of BFC provides the Company, BankAtlantic Bancorp and Bluegreen with various executive and administrative services, including human resources, risk management and investor and public relations services. The total amount paid for these services by the Company in 2008 was $1.1 million.
Effective May 2008, the Company entered into a sublease agreement with BFC pursuant to which BFC leases to the Company space located at the BankAtlantic corporate office at an initial annual rate of approximately $152,000, subject to annual 3% increases. During 2008, the Company paid BFC approximately $101,000 under this sublease agreement.
Effective March 2008, the Company entered into an agreement with BankAtlantic pursuant to which BankAtlantic agreed to host the Company’s information technology servers and to provide hosting and certain other information technology services to the Company. In accordance with this agreement, the Company paid BankAtlantic a one-time set-up charge of approximately $17,000 during 2008. This agreement also provides for the Company to pay BankAtlantic monthly hosting fees of $10,000. During 2008, the Company paid BankAtlantic monthly hosting fees of approximately $73,000 as well as fees of approximately $23,000 for other information technology services provided to the Company by BankAtlantic. Effective April 1, 2009, the monthly hosting fees increased to $15,000.
Certain of the Company’s executive officers separately receive compensation from affiliates of the Company for services rendered to those affiliates. Members of the Board of Directors and executive officers of the Company also have banking relationships with BankAtlantic in the ordinary course of BankAtlantic’s business.
The Company maintains securities sold under repurchase agreements at BankAtlantic. At December 31, 2008, $4.4 million of cash and cash equivalents were held on deposit by BankAtlantic in the Company’s accounts. Interest on deposits held at BankAtlantic for the year ended December 31, 2008 was approximately $72,000. Additionally, at December 31, 2008, BankAtlantic facilitated the placement of $49.9 million of certificates of deposits insured by the Federal Deposit Insurance Corporation (the “FDIC”) with other insured depository institutions on the Company’s behalf through the Certificate of Deposit Account Registry Service (“CDARS”) program. The CDARS program facilitates the placement of funds into certificates of deposits issued by other financial institutions in increments of less than the standard FDIC insurance maximum to insure that both principal and interest are eligible for full FDIC insurance coverage.
Director Independence
The Board of Directors has affirmatively determined that the following five directors, James Blosser, S. Lawrence Kahn, III, Alan Levy, Joel Levy, and William Nicholson, who together comprise a majority of the members of the Board of Directors, are “independent” as such term is defined in the listing standards of the New York Stock Exchange (which listing standards the Board of Directors adopted in making its independence determinations with respect to each of its members) and applicable law relating to the independence of directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
The following table presents fees for professional services rendered by PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm for fiscal 2008 and 2007 (“PwC”), for the audit of the Company’s annual consolidated financial statements for fiscal 2008 and 2007 and fees billed for audit-related services, tax services and all other services rendered by PwC for fiscal 2008 and 2007.

	Fiscal 2008	Fiscal 2007
(in thousands)

Audit fees (1)	$715	$1,197

Audit-related fees	—	—

Tax fees	—	—

All other fees	—	—

(1)	Includes fees for services related to the Company’s annual financial statement audits, the 2008 and 2007 audits of the effectiveness of the Company’s internal control over financial reporting and the review of quarterly financial statements filed in the Company’s Quarterly Reports on Form 10-Q. The fiscal 2007 amount also includes fees relating to services performed by PwC with respect to the Company’s 2007 rights offering, the amendments to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2006 and Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2007 and the November 9, 2007 bankruptcy filing of Levitt and Sons and substantially all of its subsidiaries.
Under its charter, the Audit Committee must review and pre-approve both audit and permitted non-audit services provided by the independent registered public accounting firm and shall not engage the independent registered public accounting firm to perform any non-audit services prohibited by law or regulation. Additionally, the Audit Committee must determine whether the independent registered public accounting firm’s provision of services other than audit services is compatible with maintaining that firm’s independence. Each year, the independent registered public accounting firm’s retention to audit the Company’s financial statements, including the associated fee, is approved by the Audit Committee. Under its current practices, the Audit Committee does not regularly evaluate potential engagements of the independent registered public accounting firm and approve or reject such potential engagements. At each Audit Committee meeting, the Audit Committee receives updates on the services actually provided by the independent registered public accounting firm, and management may present additional services for pre-approval. The Audit Committee may delegate to the Chairman of the Audit Committee the authority to evaluate and approve engagements on behalf of the Audit Committee in the event that a need arises for pre-approval between regular Audit Committee meetings. If the Chairman so approves any such engagements, he will report that approval to the full Audit Committee at the next Audit Committee meeting.
The Audit Committee has determined that the provision of the services described above are compatible with maintaining the independent registered public accounting firm’s independence.

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

WOODBRIDGE HOLDINGS CORPORATION
Dated: April 30, 2009	By:	/s/ Alan B. Levan
Alan B. Levan,
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Alan B. Levan Alan B. Levan	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	April 30, 2009

/s/ John E. Abdo John E. Abdo	Vice-Chairman of the Board	April 30, 2009

/s/ Seth M. Wise Seth M. Wise	President	April 30, 2009

/s/ John K. Grelle John K. Grelle	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 30, 2009

/s/ James Blosser James Blosser	Director	April 30, 2009

/s/ Darwin C. Dornbush Darwin C. Dornbush	Director	April 30, 2009

/s/ S. Lawrence Kahn, III S. Lawrence Kahn, III	Director	April 30, 2009

/s/ Alan Levy Alan Levy	Director	April 30, 2009

/s/ Joel Levy Joel Levy	Director	April 30, 2009

/s/ William R. Nicholson William R. Nicholson	Director	April 30, 2009

/s/ William R. Scherer William R. Scherer	Director	April 30, 2009

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002