Form 10-Q
period 2009-03-31
Woodbridge Holdings Corp (Formerly Levitt Corp)
filed 2009-05-11
CIK 1218320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a smaller reporting company or a non-accelerated filer. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 7, 2009

Class A common stock, $0.01 par value	16,637,132
Class B common stock, $0.01 par value	243,807

Woodbridge Holdings Corporation
Index to Quarterly Report on Form 10-Q

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Woodbridge Holdings Corporation
Consolidated Statements of Financial Condition — Unaudited
(In thousands, except share data)

	March 31, 2009	December 31, 2008
Assets
Cash and cash equivalents	$84,076	114,798
Restricted cash	8,575	21,288
Inventory of real estate	241,647	241,318
Investments:
Bluegreen Corporation	16,560	29,789
Other equity securities	1,882	4,278
Certificates of deposits, short-term	34,560	9,600
Unconsolidated trusts	418	419
Property and equipment, net	107,367	109,477
Intangible assets	5,354	4,324
Other assets	23,699	23,963

Total assets	$524,138	559,254

Liabilities and Equity

Accounts payable, accrued liabilities and other	$32,443	33,913
Customer deposits	427	592
Current income tax payable	2,380	2,380
Notes and mortgage notes payable	264,490	264,900
Junior subordinated debentures	85,052	85,052
Loss in excess of investment in subsidiary	—	52,887

Total liabilities	384,792	439,724

Equity:
Preferred stock, $0.01 par value Authorized: 5,000,000 shares Issued and outstanding: no shares	—	—

Class A common stock, $0.01 par value Authorized: 30,000,000 shares Issued: 16,656,525 and 19,042,149 shares, respectively	167	190

Class B common stock, $0.01 par value Authorized: 2,000,000 shares Issued and outstanding: 243,807 shares	2	2

Additional paid-in capital	339,006	339,780
Accumulated deficit	(204,093)	(218,868)
Accumulated other comprehensive income	338	(135)

	135,420	120,969

Less — common stock in treasury, at cost (19,393 shares at March 31, 2009 and 2,385,624 shares at December 31, 2008)	(13)	(1,439)

Total Woodbridge shareholders’ equity	135,407	119,530
Noncontrolling interest	3,939	—

Total equity	139,346	119,530

Total liabilities and equity	$524,138	559,254

See accompanying notes to unaudited consolidated financial statements.

Woodbridge Holdings Corporation
Consolidated Statements of Operations — Unaudited
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2009	2008
		(As Adjusted)
Revenues:
Sales of real estate	$1,427	154
Other revenues	2,890	2,964

Total revenues	4,317	3,118

Costs and expenses:
Cost of sales of real estate	693	28
Selling, general and administrative expenses	10,754	12,627
Interest expense	2,773	3,024

Total costs and expenses	14,220	15,679

Earnings from Bluegreen Corporation	6,336	526
Impairment of investment in Bluegreen Corporation	(20,401)	—
Impairment of other investments	(2,396)	—
Gain on settlement of investment in subsidiary	40,369	—
Interest and other income	566	1,604

Income (loss) before income taxes and noncontrolling interest	14,571	(10,431)
(Provision) benefit for income taxes	—	—

Net income (loss)	14,571	(10,431)
Add: Net loss attributable to noncontrolling interest	204	—

Net income (loss) attributable to Woodbridge	$14,775	(10,431)

Income (loss) per common share:
Basic	$0.87	(0.54)
Diluted	$0.87	(0.54)

Weighted average common shares outstanding:
Basic	16,906	19,254
Diluted	16,906	19,254
See accompanying notes to unaudited consolidated financial statements.

Woodbridge Holdings Corporation
Consolidated Statements of Comprehensive Income (Loss) — Unaudited
(In thousands)

	Three Months
	Ended March 31,
	2009	2008

Net income (loss)	$14,571	(10,431)

Other comprehensive income (loss):
Pro-rata share of unrealized gain (loss) recognized by Bluegreen Corporation on retained interests in notes receivable sold	473	(427)
Unrealized loss on other equity securities	—	(826)

Total unrealized gain (loss)	473	(1,253)

Other comprehensive income (loss)	15,044	(11,684)
Add: Comprehensive loss attributable to noncontrolling interest	204	—

Total comprehensive income (loss) attributable to Woodbridge	$15,248	(11,684)

See accompanying notes to unaudited consolidated financial statements.

Woodbridge Holdings Corporation
Consolidated Statement of Changes in Equity — Unaudited
Three months ended March 31, 2009
(In thousands)

							Accumulated
	Shares of Common		Class A	Class B	Additional		Compre-	Common Stock		Noncon-
	Stock Outstanding		Common	Common	Paid-In	Retained	hensive	In Treasury		trolling
	Class A	Class B	Stock	Stock	Capital	Deficit	(loss) income	Shares	Amount	Interest	Total
Balance at December 31, 2008	19,042	244	$190	$2	$339,780	$(218,868)	$(135)	2,386	$(1,439)	$—	$119,530
Noncontrolling interest	—	—	—	—	—	—	—	—	—	4,143	4,143
Purchase of treasury shares	—	—	—	—	—	—	—	19	(13)	—	(13)
Retirement of treasury shares	(2,386)	—	(23)	—	(1,416)	—	—	(2,386)	1,439	—	—
Share based compensation related to stock options and restricted stock	—	—	—	—	280	—	—	—	—	—	280
Net income (loss)	—	—	—	—	—	14,775	—	—	—	(204)	14,571
Pro-rata share of unrealized gain recognized by Bluegreen on sale of retained interests	—	—	—	—	—	—	473	—	—	—	473
Issuance of Bluegreen common Stock	—	—	—	—	362	—	—	—	—	—	362

Balance at March 31, 2009	16,656	244	$167	$2	$339,006	$(204,093)	$338	19	$(13)	$3,939	$139,346

See accompanying notes to unaudited consolidated financial statements.

Woodbridge Holdings Corporation
Consolidated Statements of Cash Flows — Unaudited
(In thousands)

	Three Months Ended
	March 31,
	2009	2008
Net cash used in operating activities	$(8,383)	(18,169)

Investing activities:
Purchase of equity securities	—	(33,978)
Decrease in restricted cash	12,713	338
Cash paid in settlement of subsidiary bankruptcy	(12,430)	—
Distributions from unconsolidated trusts	55	55
Adjustment to acquisition of Pizza Fusion	3,000	—
Purchase of certificates of deposits, short-term	(24,960)	—
Capital expenditures	(304)	(804)

Net cash used in investing activities	(21,926)	(34,389)

Financing activities:
Proceeds from notes and mortgage notes payable	132	4,667
Repayment of notes and mortgage notes payable	(532)	(16,107)
Purchase of treasury shares	(13)	—

Net cash used in financing activities	(413)	(11,440)

Decrease in cash and cash equivalents	(30,722)	(63,998)
Cash and cash equivalents at the beginning of period	114,798	195,181

Cash and cash equivalents at the end of period	$84,076	131,183

Supplemental cash flow information:
Interest paid on borrowings, net of amounts capitalized	$2,534	2,849

Supplemental disclosure of non-cash operating, investing and financing activities:
Change in equity resulting from unrealized gain (loss) recognized from equity securities, net of tax	$473	(1,253)

Change in equity resulting from the issuance of Bluegreen common stock, net of tax	$362	227

Change in equity resulting from retirement of treasury shares	$1,439	—
See accompanying notes to unaudited consolidated financial statements.

Woodbridge Holdings Corporation
Notes to Unaudited Consolidated Financial Statements
1. Presentation of Interim Financial Statements
     Woodbridge Holdings Corporation (“Woodbridge” or the “Company”) and its wholly-owned subsidiaries engage in business activities through its Land Division and Other Operations segment. Historically, the Company’s operations were primarily within the real estate industry; however, the Company’s current business strategy includes the pursuit of investments and acquisitions within or outside of the real estate industry, as well as the continued development of master-planned communities. Under this business model, the Company likely will not generate a consistent earnings stream and the composition of the Company’s revenues may vary widely due to factors inherent in a particular investment, including the maturity and cyclical nature of, and market conditions relating to, the business invested in. Net investment gains and other income will be based primarily on the success of the Company’s investments as well as overall market conditions.
     The Land Division consists of the operations of Core Communities, LLC (“Core Communities” or “Core”), which develops master-planned communities. The Other Operations segment includes the parent company operations of Woodbridge (the “Parent Company”), the consolidated operations of Pizza Fusion Holdings, Inc. (“Pizza Fusion”), the consolidated operations of Carolina Oak Homes, LLC (“Carolina Oak”), which engaged in homebuilding activities in South Carolina prior to the suspension of those activities in the fourth quarter of 2008, and the activities of Cypress Creek Capital Holdings, LLC (“Cypress Creek Capital”) and Snapper Creek Equity Management, LLC (“Snapper Creek”). An equity investment in Bluegreen Corporation (“Bluegreen”) and an investment in Office Depot, Inc. (“Office Depot”) are also included in the Other Operations segment.
     Prior to November 9, 2007, the Company also conducted homebuilding operations through Levitt and Sons, LLC (“Levitt and Sons”), which comprised the Company’s Homebuilding Division. The Homebuilding Division consisted of two reportable operating segments, the Primary Homebuilding segment and the Tennessee Homebuilding segment. As previously reported, on November 9, 2007, Levitt and Sons and substantially all of its subsidiaries (the “Debtors”) filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the “Chapter 11 Cases”) in the United States Bankruptcy Court for the Southern District of Florida (the “Bankruptcy Court”). In connection with the filing of the Chapter 11 Cases, Woodbridge deconsolidated Levitt and Sons as of November 9, 2007, eliminating all future operations of Levitt and Sons from Woodbridge’s financial results of operations. As a result of the deconsolidation of Levitt and Sons, in accordance with Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements” (“ARB No. 51”), the Company recorded its interest in Levitt and Sons under the cost method of accounting.
     As previously reported, on February 20, 2009, the Bankruptcy Court entered an order confirming a plan of liquidation jointly proposed by Levitt and Sons and the Official Committee of Unsecured Creditors. That order also approved the settlement pursuant to the settlement agreement that was entered into on June 27, 2008. No appeal or rehearing of the Bankruptcy Court’s order was timely filed by any party, and the settlement was consummated on March 3, 2009, at which time, payment was made in accordance with the terms and conditions of the settlement agreement. Under cost method accounting, the cost of settlement and the related $52.9 million liability (less $500,000 which was determined as the settlement holdback and remained as an accrual pursuant to the settlement agreement, as amended) was recognized into income in the first quarter of 2009, resulting in a $40.4 million gain on settlement of investment in subsidiary. See Note 21 for further information regarding the bankruptcy of Levitt and Sons.
     The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-segment transactions have been eliminated in consolidation. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the three month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. The year end balance sheet data for 2008 was derived from the December 31, 2008 audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the Company’s consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Certain reclassifications have been made to prior periods’ consolidated financial statements to be consistent with the current period’s presentation.

     In 2007, Core Communities began soliciting bids from several potential buyers to purchase assets associated with two of Core’s commercial leasing projects (the “Projects”). As the criteria for assets held for sale had been met in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the assets were reclassified to assets held for sale and the liabilities related to those assets were reclassified to liabilities related to assets held for sale. The results of operations for these assets were reclassified as discontinued operations. During the fourth quarter of 2008, the Company determined that given the difficulty in predicting the timing or probability of a sale of the assets associated with the Projects as a result of, among other things, the economic downturn and disruptions in credit markets, the requirements of SFAS No. 144 necessary to classify these assets as held for sale and to be included in discontinued operations were no longer met and the Company could not assert the Projects could be sold within a year. Therefore, the results of operations for these Projects were reclassified back into continuing operations for prior periods to conform to the current period’s presentation.
Revisions and Reclassifications
     A revision was recorded by the Company in the first quarter of 2009 to account for assets and non-controlling interests not recorded properly in the initial application of purchase accounting of the Company’s investment in Pizza Fusion. As a result of the adjustment, there is an increase in cash of $3.0 million, goodwill of $1.1 million and non-controlling interest of $4.1 million. The Company has also recorded an increase in cash flows from investing activities in the three months ended March 31, 2009 of $3.0 million which is included in adjustment to acquisition of Pizza Fusion. The Company believes the impact of this revision is not material to the consolidated balance sheet at September 30, 2008 and December 31, 2008, respectively, and on the consolidated statement of cash flows. The revision has no impact on net income or loss or on cash flows from operating activities for the three month periods ended September 30, 2008 and December 31, 2008.
2. Liquidity — Core Communities
     Core’s operations have been negatively impacted by the downturn in the residential and commercial real-estate industries. Market conditions have adversely affected Core’s commercial leasing projects and its ability to complete sales, and Core is currently experiencing cash flow deficits. Possible liquidity sources available to Core include the sale of real estate inventory, including commercial properties, debt or outside equity financing, including secured borrowings using unencumbered land; however, there is no assurance that any or all of these alternatives will be available to Core on attractive terms, if at all, or that Core will otherwise be in a position to utilize such alternatives to improve its cash position. In addition, while funding from Woodbridge is a possible source of liquidity, Woodbridge is under no obligation to provide funding to Core and there can be no assurance that it will do so.
     Core has a credit agreement with a financial institution which provides for borrowings of up to $64.3 million, of which $58.3 million was outstanding at March 31, 2009. This facility matures in June 2009 and has two one-year extension options. The loan agreement requires that Core provide at least 30 days notice prior to the initial maturity of its election to exercise the one-year option period. Throughout the extension period, the collateral must generate a debt service coverage ratio of 1.20:1, otherwise Core would be required to re-margin the loan. While Core does not currently anticipate it will meet the debt service coverage ratio requirement, Core is in discussions with its lender regarding this credit agreement. Under the terms of the loan, Core can make a re-margining payment, if necessary, from current cash reserves, and the loan will be extended automatically. As part of its discussions with the lender, Core is seeking to achieve the extension by restructuring the loan absent a re-margining payment. However, there can be no assurance that Core will be successful in doing so.
     All of Core’s debt facilities contain financial covenants generally requiring certain net worth, liquidity and loan to value ratios. In January of 2009, Core was advised by one of its lenders that the lender had received an external appraisal on the land that serves as collateral for a development mortgage note payable, which had an outstanding balance of $86.7 million at March 31, 2009. The appraised value would suggest the potential for a re-margining payment to bring the note payable back in line with the minimum loan-to-value requirement. The lender is conducting its internal review procedures, including the determination of the appraised value. As of the date of this filing, the lender’s evaluation is continuing and, until such time as there is final conclusion on the part of the lender, the amount of a possible re-margining requirement is not determinable.
     As discussed above, the negative trends in the operations of Core which have been impacted by the deterioration of the real estate market, and the potential for re-margining payments, of yet unknown amounts on two of its development loans, raise substantial doubt regarding Core’s ability to continue as a going concern in accordance with “Statement of Auditing Standards No. 59, “The Auditors Consideration of an Entity’s Ability to Continue as a Going Concern,” if Woodbridge chooses not to provide Core with the cash needed to meet any such obligations when and if they arise. Core’s results are reported separately for segment purposes as the Land Division segment in Note 16. The financial information provided in the Land Division segment and in the unaudited consolidated financial statements has been prepared assuming that Core will meet its obligations and continue as a going concern. As a result, the unaudited consolidated financial statements and the financial information provided for the Land Division do not include any adjustments that might result from the outcome of this uncertainty.
3. Business Combination
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
     Pizza Fusion is a restaurant franchise operating in a niche market within the quick service and organic food industries. As of March 31, 2009, Pizza Fusion, which was founded in 2006, was operating 18 locations throughout the United States and had entered into franchise agreements to open an additional 17 stores by the end of 2009.
     During 2008, the Company evaluated its investment in Pizza Fusion under Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (“FIN No. 46(R)”), and determined that Pizza Fusion is a variable interest entity. Pizza Fusion is in its infancy stages and will likely require additional financial support for its normal operations and further expansion of its franchise operations. Furthermore, on a fully diluted basis, the Company’s investment represents a significant interest in Pizza Fusion and, therefore, the Company is expected to bear the majority of the variability of the risks and rewards of Pizza Fusion. Additionally, as shareholder of the Series B Convertible Preferred Stock, the Company has control over the Board of Directors of Pizza Fusion. Based upon these factors, the Company concluded that it is the primary beneficiary. Accordingly, under purchase accounting, the Company has consolidated the assets and liabilities of Pizza Fusion in accordance with SFAS No. 141 “Business Combinations”. Apart from its investment of $3.0 million, the Company has not provided any additional financial support to Pizza Fusion since acquisition. There are no restrictions on the assets currently held by Pizza Fusion and its liabilities are primarily related to franchise deposits, which are not refundable.
     The Company recorded $5.5 million in other intangible assets, including $1.1 million in goodwill. The intangible assets consist primarily of the value of franchise agreements that had been executed by Pizza Fusion at the acquisition date. These intangible assets will be amortized over the length of the franchise agreements which is generally 10 years.
4. Stock Based Compensation
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

     The following table summarizes stock options outstanding as of March 31, 2009 as well as activity during the three months then ended:

	Number of	Weighted
	Stock	Average Exercise
	Options	Price

Options outstanding at December 31, 2008	318,471	$78.89

Granted	—	—

Exercised	—	—

Forfeited	3,500	$68.83

Options outstanding at March 31, 2009	314,971	$79.00

Options exercisable at March 31, 2009	141,682	$70.93

     As of March 31, 2009, the weighted average remaining contractual lives of stock options outstanding and stock options exercisable were 6.9 years and 6.4 years, respectively.
     Non-cash stock compensation expense related to stock options for the quarters ended March 31, 2009 and 2008 amounted to $265,000 and $676,000, respectively.
     The Company also grants shares of restricted Class A Common Stock, valued at the closing market price of such stock on the date of grant. Restricted stock is issued primarily to the Company’s directors and typically vests in equal monthly installments over a one-year period. Compensation expense arising from restricted stock grants is recognized using the straight-line method over the vesting period. Unearned compensation for restricted stock is a component of additional paid-in capital in shareholders’ equity in the unaudited consolidated statements of financial condition. Non-cash stock compensation expense related to restricted stock for the quarters ended March 31, 2009 and 2008 amounted to approximately $53,000 and $17,000, respectively.
     Historically, forfeiture rates were estimated based on historical employee turnover rates. In accordance with SFAS No. 123R, companies are required to adjust forfeiture estimates for all awards with performance and service conditions through the vesting date so that compensation cost is recognized only for awards that vest. During the quarter ended March 31, 2009, there was a small amount of pre-vesting forfeitures as a result of reductions in force in the Land Division. During the quarter ended March 31, 2008, there were substantial pre-vesting forfeitures as a result of reductions in force related to the Company’s restructurings and the bankruptcy of Levitt and Sons. In accordance with SFAS No. 123R, pre-vesting forfeitures result in a reversal of compensation cost whereas a post-vesting cancellation would not. As a result, the Company recognized a reversal of compensation cost of approximately $38,000 and $1.0 million for the quarters ended March 31, 2009 and 2008, respectively, to reflect pre-vesting option forfeitures.
     On September 29, 2008, the Company’s Board of Directors approved the terms of incentive programs for certain of the Company’s employees including certain of the Company’s named executive officers, pursuant to which a portion of their compensation will be based on the cash returns realized by the Company on its investments. The programs relate to the performance of existing investments and new investments designated by the Board (together, the “Investments”). All of the Company’s investments have been or will be held by individual limited partnerships or other legal entities which will be the basis for their incentives under the programs. The Company’s named executive officers may have interests tied both to the performance of a particular investment as well as interests relating to the performance of the portfolio of investments as a whole. The Company believes that the program appropriately aligns payments to the executive officer participants and other participating employees with the performance of the Company’s investments.

     In accordance with SFAS No.123R, the Company has determined that the new executive incentive program qualifies as a liability-based plan and, accordingly, has evaluated the components of the program to determine the fair value of the liability, if any, to be recorded. Based on its evaluation, the Company determined a liability for compensation under the executive compensation program as of March 31, 2009 was not material.
5. Inventory of Real Estate
     Inventory of real estate is summarized as follows (in thousands):

	March 31,	December 31,
	2009	2008

Land and land development costs	$201,151	202,456
Construction costs	463	463
Capitalized interest	39,398	37,764
Other costs	635	635

	$241,647	241,318

     As of March 31, 2009, inventory of real estate included inventory related to Carolina Oak and the Land Division.
     The Company reviews real estate inventory for impairment on a project-by-project basis in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). In accordance with SFAS No. 144, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated future undiscounted cash flows expected to be generated by the asset, or by using appraisals of the related assets. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset.
6. Property and Equipment
     Property and equipment at March 31, 2009 and December 31, 2008 is summarized as follows (in thousands):

	Depreciable Life	March 31, 2009	December 31, 2008

Real estate investments	30-39 years	$96,888	97,113
Water and irrigation facilities	35-50 years	12,490	12,346
Furniture and fixtures and equipment	3-7 years	12,305	12,259

		121,683	121,718
Accumulated depreciation		(14,316)	(12,241)

Property and equipment, net		$107,367	109,477

     Depreciation expense for the quarters ended March 31, 2009 and 2008 was approximately $2.1 million and $611,000, respectively, and is included in selling, general and administrative expenses in the accompanying unaudited consolidated statements of operations.

     Property and equipment is stated at cost, less accumulated depreciation and amortization, and consists primarily of land and buildings, furniture and fixtures, leasehold improvements, equipment and water treatment and irrigation facilities. Repairs and maintenance costs are expensed as incurred. Significant renovations and improvements that improve or extend the useful lives of assets are capitalized. Depreciation is primarily computed on the straight-line method over the estimated useful lives of the assets, which generally range up to 50 years for water and irrigation facilities, 40 years for buildings, and 7 years for equipment, furniture and fixtures. Leasehold improvements are amortized using the straight-line method over the shorter of the terms of the related leases or the useful lives of the assets. In cases where the Company determines that land and the related development costs are to be used as fixed assets, these costs are transferred from inventory of real estate to property and equipment.
7. Interest
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

	Three Months Ended
	March 31,
	2009	2008
Interest incurred	$4,407	6,212
Interest capitalized	(1,634)	(3,188)

Interest expense, net	$2,773	3,024

Interest included in cost of sales	$—	—

8. Investments
Bluegreen Corporation
     At March 31, 2009, the Company owned approximately 9.5 million shares of Bluegreen’s common stock representing approximately 31% of Bluegreen’s outstanding common stock. The Company accounts for its investment in Bluegreen under the equity method of accounting. The cost of the Bluegreen investment is adjusted to recognize the Company’s interest in Bluegreen’s earnings or losses. The difference between a) the Company’s ownership percentage in Bluegreen multiplied by its earnings and b) the amount of the Company’s equity in earnings of Bluegreen as reflected in the Company’s financial statements relates to the amortization or accretion of purchase accounting adjustments made at the time of the acquisition of Bluegreen’s common stock and a basis difference due to impairment charges recorded on the Company’s investment in Bluegreen, as described below.
     During 2008, the Company began evaluating its investment in Bluegreen for other-than-temporary impairments in accordance with FASB Staff Position (“FSP”) FAS 115-1/FAS 124-1, “The Meaning of Other-than-Temporary Impairment and Its Application to Certain Investments” (“FSP FAS 115-1/FAS 124-1”), Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”, and Securities and Exchange Commission Staff Accounting Bulletin No. 59 as the fair value of Bluegreen’s common stock had fallen below the carrying value of the Company’s investment in Bluegreen. The Company analyzed various quantitative and qualitative factors including the Company’s intent and ability to hold the investment, the severity and duration of the impairment and the prospects for the improvement of fair value. As a result of the impairment evaluations performed in the third and fourth quarters of 2008, the Company recorded other-than-temporary impairments of $53.6 million and $40.8 million for the quarters ended September 30, 2008 and December 31, 2008, respectively.

     The Company again performed an impairment review of its investment in Bluegreen as of March 31, 2009 and, as part of such review, analyzed various qualitative and quantitative factors relating to the performance of Bluegreen and its current stock price. The Company valued Bluegreen’s common stock using a market approach valuation technique and Level 1 valuation inputs under SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). As a result of the evaluation, based on, among other things, the continued decline of Bluegreen’s common stock price, the Company determined that an other-than-temporary impairment was necessary and, accordingly, recorded a $20.4 million impairment charge (calculated based upon the $1.74 closing price of Bluegreen’s common stock on the New York Stock Exchange on March 31, 2009) and adjusted the carrying value of its investment in Bluegreen to its fair value of $16.6 million at March 31, 2009. On May 7, 2009, the closing price of Bluegreen’s common stock was $1.75 per share.
     As a result of the impairment charges taken, a basis difference was created between the Company’s investment in Bluegreen and the underlying assets and liabilities carried on the books of Bluegreen. Therefore, earnings from Bluegreen will be adjusted each period to reflect the amortization of this basis difference. As such, the Company established an allocation methodology by which the Company allocated the impairment loss to the relative fair value of Bluegreen’s underlying assets based upon the position that the impairment loss was a reflection of the perceived value of these underlying assets. The appropriate amortization will be calculated based on the useful lives of the underlying assets and other relevant data associated with each asset category. As such, amortization of $5.3 million was recorded into the Company’s pro rata share of Bluegreen’s net income for the quarter ended March 31, 2009.
     The following table shows the reconciliation of the Company’s pro rata share of Bluegreen’s net income to the Company’s total earnings from Bluegreen recorded in the unaudited consolidated statements of operations (in thousands):

March 31,
2009

Pro rata share of Bluegreen’s net income	$1,082
Amortization of basis difference	5,254

Total earnings from Bluegreen Corporation	$6,336

     The following table shows the reconciliation of the Company’s pro rata share of its net investment in Bluegreen and its investment in Bluegreen after impairment charges at March 31, 2009 and December 31, 2008, respectively (in thousands):

	March 31,	December 31,
	2009	2008

Pro rata share of investment in Bluegreen Corporation	$31,707	115,065
Amortization of basis difference	5,254	9,150
Less: Impairment of investment in Bluegreen Corporation	(20,401)	(94,426)

Investment in Bluegreen Corporation	$16,560	29,789

     Bluegreen’s unaudited condensed consolidated balance sheets and unaudited condensed consolidated statements of income are as follows (in thousands):
Unaudited Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2009	2008

Total assets	$1,192,339	1,193,507

Total liabilities	$772,873	781,522

Total Bluegreen shareholders’ equity	388,762	382,467

Noncontrolling interest	30,704	29,518

Total equity	419,466	411,985

Total liabilities and shareholders’ equity	$1,192,339	1,193,507

Unaudited Condensed Consolidated Statements of Income

	Three Months Ended
	March 31,	March 31,
	2009	2008

Revenues and other income	$79,024	139,352
Cost and other expenses	71,989	136,263

Income before noncontrolling interests and provision for income taxes	7,035	3,089
Provision for income taxes	(2,296)	(855)

Net income	4,739	2,234
Net income attributable to noncontrolling interests	(1,186)	(838)

Net income attributable to Bluegreen	$3,553	1,396

Office Depot Investment
     At March 31, 2009, the Company owned approximately 1.4 million shares of Office Depot’s common stock, representing less than 1% of Office Depot’s outstanding common stock as of that date. This investment is reviewed quarterly for other-than-temporary impairments in accordance with FSP FAS 115-1/FAS 124-1 and is accounted for under the available-for-sale method of accounting whereby any unrealized holding gains or losses are included in equity.
     During December 2008, the Company performed an impairment analysis of its investment in Office Depot common stock. The Company concluded that there was an other-than-temporary impairment associated with its investment in Office Depot based on the severity of the decline of the fair value of its investment, the length of time the stock price had been below the carrying value of the Company’s investment, the continued decline in the overall economy and credit markets, and the unpredictability of the recovery of the Office Depot stock price. Accordingly, the Company recorded an other-than-temporary impairment charge of approximately $12.0 million representing the difference of the average cost of $11.33 per share and the fair value of $2.98 per share as of December 31, 2008 multiplied by the number of shares of Office Depot common stock owned by the Company at that date. The Company again performed an impairment analysis at March 31, 2009 and, based on, among other things, the continued decline of Office Depot’s stock price, determined that an additional other-than-temporary impairment charge was required. As a result, the Company recorded a $2.4 million impairment charge relating to its investment in Office Depot in the three months ended March 31, 2009, which decreased the carrying value of the Company’s investment in Office Depot from $4.3 million as of December 31, 2008 to $1.9 million as of March 31, 2009.
     Data with respect to this investment as of March 31, 2009 is shown in the table below (in thousands):

March 31,
2009

Fair value at December 31, 2008	$4,278
Other-than-temporary impairment	(2,396)

Fair value at March 31, 2009	$1,882

     The Company valued Office Depot’s common stock using a market approach valuation technique and Level 1 valuation inputs under SFAS No. 157. The Company uses quoted market prices to value equity securities. The fair value of the Office Depot common stock in the Company’s unaudited consolidated statements of financial condition at March 31, 2009 was calculated based upon the $1.31 closing price of Office Depot’s common stock on the New York Stock Exchange on March 31, 2009. On May 7, 2009, the closing price of Office Depot’s common stock was $3.45 per share.

9. Debt
     The Company’s outstanding debt as of March 31, 2009 and December 31, 2008 amounted to $349.5 million and $350.0 million, respectively. The following table summarizes the Company’s outstanding notes and mortgage notes payable at March 31, 2009 and December 31, 2008. These notes accrue interest at fixed rates and variable rates which are tied to the Prime Rate and/or LIBOR rate (in thousands):

	March 31,	December 31,
	2009	2008	Maturity Date

2.33% Commercial development mortgage note payable(a)	$58,262	58,262	June 2009
2.31% Commercial development mortgage note payable	4,710	4,724	June 2010
2.66% Commercial development mortgage note payable	9,041	8,919	July 2010
5.00% Land development mortgage note payable	25,000	25,000	February 2012
3.93% Land acquisition mortgage note payable	23,040	23,184	October 2019
6.88% Land acquisition mortgage note payable	4,880	4,928	October 2019
3.32% Land acquisition mortgage note payable(b)	86,710	86,922	June 2011
3.25% Borrowing base facility	37,458	37,458	March 2011
5.47% Other mortgage note payable	11,781	11,831	April 2015
6.00% — 6.13% Development bonds	3,282	3,291	May 2035
2.44% — 9.15% Other borrowings	326	381	July 2009 - June 2013

Total	$264,490	264,900

(a)	Core has a credit agreement with a financial institution which provides for borrowings of up to $64.3 million. This facility matures in June 2009 and has two one-year extension options. The loan agreement requires that Core provide at least 30 days notice prior to the initial maturity of its election to exercise the one-year option period. Throughout the extension period, the collateral must generate a debt service coverage ratio of 1.20:1, otherwise Core would be required to re-margin the loan. While Core does not currently anticipate it will meet the debt service coverage ratio requirement, Core is in discussions with its lender regarding this credit agreement. (See Note 2.)
(b)	In January of 2009, Core was advised by one of its lenders that the lender had received an external appraisal on the land that serves as collateral for a development mortgage note payable, which had an outstanding balance of $86.7 million at March 31, 2009. The appraised value would suggest the potential for a re-margining payment to bring the note payable back in line with the minimum loan-to-value requirement. The lender is conducting its internal review procedures, including the determination of the appraised value. As of the date of this filing, the lender’s evaluation is continuing and, accordingly, although it is likely that a re-margining payment will be required, the amount of such payment is not currently determinable.
     All of Core’s debt facilities contain financial covenants generally requiring certain net worth, liquidity and loan to value ratios. Further, certain of Core’s debt facilities contain cross-default provisions under which a default on one loan with a lender could cause a default on other debt instruments with the same lender. If Core fails to comply with any of these restrictions or covenants, the lenders under the applicable debt facilities could cause Core’s debt to become due and payable prior to maturity. These accelerations or significant re-margining payments could require Core to dedicate a substantial portion of its cash to pay its debt and reduce its ability to use its cash to fund its operations. If Core does not have sufficient cash to satisfy these required payments, then Core would need to seek to refinance the debt or obtain alternative funds, which may not be available on attractive terms, if at all. In the event that Core is unable to refinance its debt or obtain additional funds, it may default on some or all of its existing debt facilities.
     The following table summarizes the Company’s junior subordinated debentures at March 31, 2009 and December 31, 2008 (in thousands):

				Beginning
				Optional
	March 31,	December 31,	Maturity	Redemption
	2009	2008	Date	Date

8.11% Levitt Capital Trust I	$23,196	23,196	March 2035	March 2010
8.09% Levitt Capital Trust II	30,928	30,928	July 2035	July 2010
9.25% Levitt Capital Trust III	15,464	15,464	June 2036	June 2011
9.35% Levitt Capital Trust IV	15,464	15,464	September 2036	September 2011

Total	$85,052	85,052

10. Commitments and Contingencies
     At March 31, 2009 and December 31, 2008, the Company had outstanding surety bonds of approximately $8.1 million and $8.2 million, respectively, which were related primarily to its obligations to various governmental entities to construct improvements in its various communities. The Company estimates that approximately $4.8 million of work remains to complete these improvements and does not believe that any outstanding surety bonds will likely be drawn upon.
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
     The following table summarizes the restructuring related accruals activity recorded for the quarter ended March 31, 2009 (in thousands):

			Independent
	Severance Related		Contractor	Surety Bond
	and Benefits	Facilities	Agreements	Accrual	Total

Balance at December 31, 2008	$129	704	597	1,144	2,574
Restructuring charges	89	—	8	—	97
Cash payments	(132)	(93)	(206)	(37)	(468)

Balance at March 31, 2009	$86	611	399	1,107	2,203

     The severance related and benefits accrual includes severance payments made to Levitt and Sons employees as well as other employees of the Company, payroll taxes and other benefits related to the terminations that occurred in 2007 as part of the Chapter 11 Cases. The Company incurred severance and benefits related restructuring charges in the three months ended March 31, 2009 and 2008 of approximately $89,000 and $1.2 million, respectively. For the three months ended March 31, 2009 and 2008, the Company paid approximately $132,000 and $1.5 million, respectively, in severance and termination charges related to the above described employee fund as well as severance for employees other than Levitt and Sons employees, all of which are reflected in the Other Operations segment. Employees entitled to participate in the fund either received a payment stream, which in certain cases extended over two years, or a lump sum payment, dependent on a variety of factors. Former Levitt and Sons’ employees who received these payments were required to assign to the Company their unsecured claims against Levitt and Sons.
     The facilities accrual as of March 31, 2009 represents expense associated with property and equipment leases that the Company had entered into that are no longer providing a benefit to the Company, as well as termination fees related to contractual obligations the Company cancelled. Included in this amount are future minimum lease payments, fees and expenses for which the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, as applicable, were satisfied. Total cash payments related to the facilities accrual were $93,000 and $86,000 for the three months ended March 31, 2009 and 2008, respectively.
     The independent contractor agreements accrual relates to two consulting agreements entered into by Woodbridge with former Levitt and Sons employees. The total commitment related to these agreements as of March 31, 2009 was approximately $399,000 and will be paid monthly through November 2009. During each of the quarters ended March 31, 2009 and 2008, the Company paid $206,000 under these agreements.

     Levitt and Sons had $33.3 million in surety bonds related to its ongoing projects at the time of the filing of the Chapter 11 Cases. In the event that these obligations are drawn and paid by the surety, Woodbridge could be responsible for up to $11.7 million plus costs and expenses in accordance with the surety indemnity agreements executed by Woodbridge. At each of March 31, 2009 and December 31, 2008, the Company had $1.1 million in surety bonds accrual at Woodbridge related to certain bonds where management believes it to be probable that the Company will be required to reimburse the surety under applicable indemnity agreements. During the three months ended March 31, 2009 and 2008, the Company reimbursed the surety approximately $37,000 and $165,000, respectively, in accordance with the indemnity agreement for bond claims paid during the period. It is unclear whether and to what extent the remaining outstanding surety bonds of Levitt and Sons will be drawn and the extent to which Woodbridge may be responsible for additional amounts beyond this accrual. There is no assurance that the Company will not be responsible for amounts in excess of the $1.1 million accrual. Woodbridge will not receive any repayment, assets or other consideration as recovery of any amounts it may be required to pay. In September 2008, a surety filed a lawsuit to require Woodbridge to post collateral against a portion of the $11.7 million surety bonds exposure relating to two bonds totaling $5.4 million after a municipality made claims against the surety. The Company believes that the municipality does not have the right to demand payment under the bonds and initiated a lawsuit against the municipality. Because the Company does not believe a loss is probable, the Company did not accrue any amount in connection with this claim as of March 31, 2009. As claims had been made on the bonds, the surety requested the Company post a $4.0 million letter of credit as security while the matter is litigated with the municipality and the Company has complied with that request.
     At March 31, 2009, the Company had $2.4 million in unrecognized tax benefits related to FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB No. 109” (“FIN No. 48”). FIN No. 48 provides guidance for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return.
11. Development Bonds Payable
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
     Core’s bond financing at March 31, 2009 and December 31, 2008 consisted of district bonds totaling $218.7 million at each of these dates with outstanding amounts of approximately $143.8 million and $130.5 million, respectively. Further, at March 31, 2009, there was approximately $69.2 million available under these bonds to fund future development expenditures. Bond obligations at March 31, 2009 mature in 2035 and 2040. As of March 31, 2009, Core owned approximately 16% of the property subject to assessments within the community development district and approximately 91% of the property subject to assessments within the special assessment district. During the quarters ended March 31, 2009 and 2008, Core recorded approximately $159,000 and $105,000, respectively, in assessments on property owned by it in the districts. Core is responsible for any assessed amounts until the underlying property is sold and will continue to be responsible for the annual assessments if the property is never sold. In addition, Core has guaranteed payments for assessments under the district bonds in Tradition, Florida which would require funding if future assessments to be allocated to property owners are insufficient to repay the bonds. Management has evaluated this exposure based upon the criteria in SFAS No. 5, “Accounting for Contingencies”, and has determined that there have been no substantive changes to the projected density or land use in the development subject to the bond which would make it probable that Core would have to fund future shortfalls in assessments.
     In accordance with EITF Issue No. 91-10, “Accounting for Special Assessments and Tax Increment Financing”, the Company records a liability for the estimated developer obligations that are fixed and determinable and user fees that are required to be paid or transferred at the time the parcel or unit is sold to an end user. At each of March 31, 2009 and December 31, 2008, the liability related to developer obligations associated with Core’s ownership of the property was $3.3 million. This liability is included in the accompanying unaudited consolidated statements of financial condition as of March 31, 2009.

12. Earnings (Loss) per Share and Stock Repurchases
     Basic earnings (loss) per common share is computed by dividing earnings (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per common share is computed in the same manner as basic earnings (loss) per common share, taking into consideration (a) the dilutive effect of the Company’s stock options and restricted stock using the treasury stock method and (b) the pro rata impact of Bluegreen’s dilutive securities (stock options and convertible securities) on the amount of Bluegreen’s earnings recognized by the Company. For the three months ended March 31, 2009 and 2008, 314,971 and 300,821 shares of common stock equivalents, respectively, at various prices were not included in the computation of diluted earnings (loss) per common share because the exercise prices were greater than the average market price of the common shares and, therefore, their effect would be antidilutive.
     The following table presents the computation of basic and diluted earnings (loss) per common share (in thousands, except for per share data):

	Three Months Ended
	March 31,
	2009	2008
Numerator:
Basic earnings (loss) per common share:
Net income (loss) attributable to Woodbridge — basic	$14,775	(10,431)

Diluted earnings (loss) per common share:
Net income (loss) attributable to Woodbridge — basic	$14,775	(10,431)
Pro rata share of the net effect of Bluegreen dilutive securities	—	(2)

Net income (loss) attributable to Woodbridge — diluted	$14,775	(10,433)

Denominator:
Basic average shares outstanding	16,906	19,254
Effect of dilutive stock options and unvested restricted stock	—	—

Diluted average shares outstanding	16,906	19,254

Basic earnings (loss) per common share:
Basic	$0.87	(0.54)
Diluted	$0.87	(0.54)
Stock Repurchases
     In November 2008, the Company’s Board of Directors approved a stock repurchase program which authorized Woodbridge to repurchase up to 5 million shares of its Class A Common Stock from time to time on the open market or in private transactions. There can be no assurance that Woodbridge will repurchase all of the shares authorized for repurchase under the program, and the actual number of shares repurchased will depend on a number of factors, including levels of cash generated from operations, cash requirements for acquisitions and investment opportunities, repayment of debt, the Company’s current stock price, and other factors. The stock repurchase program does not have an expiration date and may be modified or discontinued at any time. In the fourth quarter of 2008, the Company repurchased 2,385,624 shares at a cost of $1.4 million which were canceled and retired in February 2009, subsequent to December 31, 2008. In the first quarter of 2009, the Company repurchased 19,393 shares at a cost of $13,000 which were canceled and retired in April 2009, subsequent to March 31, 2009. All shares repurchased are recorded as treasury stock. At March 31, 2009, 2,594,983 shares remained available for repurchase under the stock repurchase program.
13. Other Revenues
     The following table summarizes other revenues (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Other revenues
Lease/rental income	$2,280	2,500
Marketing fees	48	93
Impact fees	11	146
Franchise revenue	299	—
Irrigation revenue	252	225

	$2,890	2,964

14. Income Taxes
     The Company’s provision for income taxes is estimated to result in an effective tax rate of 0.0% in 2009. The effective tax rate used for the three months ended March 31, 2008 was 0.0%. The 0.0% effective tax rate is a result of the Company recording a valuation allowance for those deferred tax assets that are not expected to be recovered in the future. Due to large losses in the past and expected taxable losses in the foreseeable future, the Company may not have sufficient taxable income of the appropriate character in the future to realize any portion of the net deferred tax asset.
     The Company and its subsidiaries are subject to U.S. federal income tax as well as to income tax in Florida and South Carolina. The Company has effectively settled all U.S. federal income tax matters for years through 2004. All years subsequent to these closed periods remain open and subject to examination. The Federal income tax returns for the years 2005, 2006 and 2007 are currently being examined by the Internal Revenue Service.
15. Interest and Other Income
     Interest and other income is summarized as follows (in thousands):

	Three Months Ended
	March 31,
	2009	2008

Interest income	$512	1,481
Other income	54	123

Total interest and other income	$566	1,604

16. Segment Reporting
     Operating segments are components of an enterprise about which separate financial information is available that is regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has two reportable business segments, Land and Other Operations. The Company evaluates segment performance primarily based on pre-tax income before noncontrolling interests. The information provided for segment reporting is based on management’s internal reports. Except as otherwise indicated in this report, the accounting policies of the segments are the same as those of the Company. Eliminations consist of the elimination of transactions between the Land Division and Other Operations segments. All of the eliminated transactions were recorded based upon terms that management believed would be attained in an arm’s-length transaction. The presentation and allocation of assets, liabilities and results of operations may not reflect the actual economic costs of the segments as stand-alone businesses. If a different basis of allocation were utilized, the relative contributions of the segments might differ, but management believes that the relative trends in segments would likely not be impacted.
     The Company’s Land Division segment consists of the operations of Core Communities, and the Other Operations segment consists of the operations of the Parent Company, Pizza Fusion, and Carolina Oak, other activities through Cypress Creek Capital and Snapper Creek, an equity investment in Bluegreen and an investment in Office Depot.

     The following tables present segment information as of and for the three months ended March 31, 2009 and 2008 (in thousands):

Three Months Ended		Other
March 31, 2009	Land	Operations	Eliminations	Total
Revenues:
Sales of real estate	$1,427	—	—	1,427
Other revenues	2,277	622	(9)	2,890

Total revenues	3,704	622	(9)	4,317

Costs and expenses:
Cost of sales of real estate	693	—	—	693
Selling, general and administrative expenses	6,247	4,507	—	10,754
Interest expense	1,370	1,403	—	2,773

Total costs and expenses	8,310	5,910	—	14,220

Earnings from Bluegreen Corporation	—	6,336	—	6,336
Impairment of investment in Bluegreen Corporation	—	(20,401)	—	(20,401)
Impairment of other investments	—	(2,396)	—	(2,396)
Gain on settlement of investment in subsidiary	—	26,985	13,384	40,369
Interest and other income	274	292	—	566

(Loss) income before income taxes and noncontrolling interest	(4,332)	5,528	13,375	14,571
(Provision) benefit for income taxes	—	—	—	—

Net (loss) income	(4,332)	5,528	13,375	14,571
Add: Net loss attributable to noncontrolling interest	—	204	—	204

Net (loss) income attributable to Woodbridge	$(4,332)	5,732	13,375	14,775

Inventory of real estate	$207,073	35,749	(1,175)	241,647

Total assets	$333,810	191,503	(1,175)	524,138

Total debt	$215,018	134,524	—	349,542

Total liabilities	$247,169	145,657	(8,034)	384,792

Total equity	$86,641	45,846	6,859	139,346

Three Months Ended		Other
March 31, 2008	Land	Operations	Eliminations	Total
Revenues:
Sales of real estate	$154	—	—	154
Other revenues	2,705	259	—	2,964

Total revenues	2,859	259	—	3,118

Costs and expenses:
Cost of sales of real estate	28	—	—	28
Selling, general and administrative expenses	5,531	7,096	—	12,627
Interest expense	993	2,673	(642)	3,024

Total costs and expenses	6,552	9,769	(642)	15,679

Earnings from Bluegreen Corporation	—	526	—	526
Interest and other income	904	1,342	(642)	1,604

Loss before income taxes	(2,789)	(7,642)	—	(10,431)
Benefit for income taxes	—	—	—	—

Net loss	$(2,789)	(7,642)	—	(10,431)

Inventory of real estate	$195,068	46,441	(7,286)	234,223

Total assets	$328,255	365,699	(5,260)	688,694

Total debt	$205,438	137,060	—	342,498

Total liabilities	$202,740	225,239	11,395	439,374

Total shareholders’ equity	$125,515	140,460	(16,655)	249,320

     In the ordinary course of business, certain intersegment loans are entered into and interest is recorded at current borrowing rates. All interest expense and interest income associated with these intersegment loans are eliminated in consolidation.
17. Parent Company Financial Statements
     The Company’s subordinated investment notes (the “Investment Notes”) and junior subordinated debentures (the “Junior Subordinated Debentures”) are direct unsecured obligations of the Parent Company, are not guaranteed by the Company’s subsidiaries and are not secured by any assets of the Company or its subsidiaries. The Parent Company has historically relied on dividends or management fees from its subsidiaries and earnings on its cash investments to fund its operations, including debt service obligations relating to its outstanding Investment Notes and Junior Subordinated Debentures. The Company would be restricted from paying dividends to its common shareholders if an event of default exists under the terms of either the Investment Notes or the Junior Subordinated Debentures.
     Some of the Company’s subsidiaries incur indebtedness on terms that, among other things, require the subsidiary to maintain certain financial ratios and a minimum net worth. These covenants may have the effect of limiting the amount of debt that the subsidiaries can incur in the future and restricting payments to the Parent Company.
     The accounting policies for the Parent Company are generally the same as those policies described in the summary of significant accounting policies outlined in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The Parent Company’s interest in its consolidated subsidiaries is reported under the equity method of accounting for purposes of this presentation.

     The Parent Company unaudited condensed statements of financial condition at March 31, 2009 and December 31, 2008 and unaudited condensed statements of operations for the three months ended March 31, 2009 and 2008 are shown below (in thousands):
Condensed Statements of Financial Condition

	March 31,	December 31,
	2009	2008

Total assets	$233,541	253,017

Total liabilities	$94,195	133,487
Total equity	139,346	119,530

Total liabilities and equity	$233,541	253,017

Condensed Statements of Operations

	Three Months
	Ended March 31,
	2009	2008

Earnings from Bluegreen Corporation	$6,336	526
Impairment of investment in Bluegreen Corporation	20,401	—
Other revenues	255	1,339
Gain on settlement of investment in subsidiary	26,986	—
Costs and expenses	3,581	7,406

Income (loss) before income taxes	9,595	(5,541)
(Provision) benefit for income taxes	—	—

Net income (loss) before undistributed earnings (loss) from consolidated subsidiaries	9,595	(5,541)
Earnings (loss) from consolidated subsidiaries, net of income taxes	5,180	(4,890)

Net income (loss)	$14,775	(10,431)

18. Certain Relationships and Related Party Transactions
     The Company and BankAtlantic Bancorp, Inc. (“Bancorp”) are under common control. The controlling shareholder of the Company and Bancorp is BFC Financial Corporation (“BFC”). Bancorp is the parent company of BankAtlantic. The Company’s Chairman and Chief Executive Officer, Alan B. Levan, and the Company’s Vice Chairman, John E. Abdo, collectively own or control shares of BFC’s common stock representing a majority of BFC’s total voting power. Messrs. Levan and Abdo are also directors of the Company and Bluegreen, and executive officers and directors of BFC, Bancorp and BankAtlantic.
     Pursuant to the terms of a shared services agreement between the Company and BFC Shared Services Corporation, certain administrative services, including human resources, risk management, and investor and public relations, are provided to the Company by BFC Shared Services Corporation on a percentage of cost basis. The total amounts paid for these services in the three months ended March 31, 2009 and 2008 were approximately $300,000 and $206,000, respectively. In addition, effective May 2008, the Company and BFC entered into a sublease agreement pursuant to which BFC leases space located at the BankAtlantic corporate office for the Company’s corporate staff. During the three months ended March 31, 2009, the Company paid BFC approximately $38,000 under this sublease agreement.
     Effective March 2008, the Company entered into an agreement with BankAtlantic, pursuant to which BankAtlantic agreed to house the Company’s information technology servers and provide hosting, security and managed services to the Company relating to its information technology operations. During the three months ended March 31, 2009, the Company paid hosting fees to BankAtlantic of approximately $30,000. There were no payments made in the same period in 2008.
     The above services provided by BFC and BankAtlantic may not be representative of the amounts that would be paid in an arms-length transaction.

     The Company maintains securities sold under repurchase agreements at BankAtlantic. The balances in its accounts at March 31, 2009 and 2008 were approximately $7.1 million and $1.4 million, respectively. BankAtlantic paid interest to the Company on its accounts for the three months ended March 31, 2009 and 2008 of approximately $19,000 and $21,000, respectively. Additionally, in December 2008, BankAtlantic facilitated the placement of certificates of deposits insured by the Federal Deposit Insurance Corporation (the “FDIC”) with other insured depository institutions on the Company’s behalf through the Certificate of Deposit Account Registry Service (“CDARS”) program. The CDARS program facilitates the placement of funds into certificates of deposits issued by other financial institutions in increments of less than the standard FDIC insurance maximum to insure that both principal and interest are eligible for full FDIC insurance coverage. The Company’s placements under the CDARS program at March 31, 2009 totaled $49.9 million.
     The Company is currently working with Bluegreen to explore avenues in assisting Bluegreen in obtaining liquidity in the securitization of its receivables, which may include, among other potential alternatives, Woodbridge forming a broker dealer to raise capital through private or public offerings, among other things. Bluegreen has agreed to reimburse the Company for certain expenses, including legal and professional fees incurred in connection with this effort. As of March 31, 2009, the Company was reimbursed approximately $307,000 from Bluegreen and has recorded a receivable of approximately $298,000.
19. New Accounting Pronouncements
     In April 2009, the FASB issued FSP FAS 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 provides guidance in determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms what SFAS No. 157 states is the objective of fair value measurement — to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. If it is determined that a transaction is not orderly, a reporting entity should place little, if any, weight on that transaction price when estimating fair value. The guidance in FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted. The Company does not believe that the adoption of FSP FAS 157-4 will have a material impact on the Company’s financial statements.
     In April 2009, the FASB issued FSP FAS 115-2/FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2/FAS 124-2”). FSP FAS 115-2/FAS 124-2 amends the other-than-temporary impairment guidance for debt securities. Prior to issuance of FSP FAS 115-2/FAS 124-2, if a debt security was impaired and an entity had the ability and intent to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value, then the impairment loss was not recognized in earnings. The guidance of FSP FAS 115-2/FAS 124-2 indicates that if an entity does not intend to sell an impaired debt security, it should assess whether it is more likely than not that it will be required to sell the security before recovery. If the entity more likely than not will be required to sell the security before recovery, an other-than-temporary impairment has occurred. If an entity does not expect to recover its cost in the debt security, it should determine whether a credit loss exists and if so the credit loss should be recognized in earnings and the remaining impairment should be recognized in other comprehensive income. The guidance in FSP FAS 115-2/FAS 124-2 is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted. The Company does not believe that the adoption of FSP FAS 115-2/FAS 124-2 will have a material impact on the Company’s financial statements.
     In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1/APB 28-1”). Prior to issuing FSP FAS 107-1/APB 28-1, fair values for financial assets and liabilities were only disclosed in annual financial statements. FSP FAS 107-1/APB 28-1 now also requires these annual disclosures for interim reporting periods as well, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. The guidance in FSP FAS 107-1/APB 28-1 is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted. FSP FAS 107-1/APB 28-1 will not have a material impact on the Company’s financial statements.

20. Litigation
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
Surety Bond Claim
     In September 2008, a surety filed a lawsuit to require Woodbridge to post $5.4 million of collateral relating to two bonds totaling $5.4 million after a municipality made claims against the surety. The Company believes that the municipality does not have the right to demand payment under the bonds and initiated a lawsuit against the municipality. Because the Company does not believe a loss is probable, the Company did not accrue any amount related to this claim as of March 31, 2009. As claims had been made on the bonds, the surety requested the Company post a $4.0 million letter of credit as security while the matter is litigated with the municipality and the Company has complied with that request.
General litigation
     The Company is a party to various claims and lawsuits which arise in the ordinary course of business. The Company does not believe that the ultimate resolution of these claims or lawsuits will have a material adverse effect on its business, financial position, results of operations or cash flows.
21. Bankruptcy of Levitt and Sons
     As described in Note 1 above, on November 9, 2007, the Debtors filed the Chapter 11 Cases. The Debtors commenced the Chapter 11 Cases in order to preserve the value of their assets and to facilitate an orderly wind-down of their businesses and disposition of their assets in a manner intended to maximize the recoveries of all constituents. In connection with the filing of the Chapter 11 Cases, Woodbridge deconsolidated Levitt and Sons as of November 9, 2007. As a result of the deconsolidation, Woodbridge had a negative basis in its investment in Levitt and Sons because Levitt and Sons generated significant losses and intercompany liabilities in excess of its asset balances. This negative investment, “Loss in excess of investment in subsidiary”, was reflected as a single amount on the Company’s consolidated statements of financial condition as a $55.2 million liability as of December 31, 2008. This balance was comprised of a negative investment in Levitt and Sons of $123.0 million, and outstanding advances due to Woodbridge from Levitt and Sons of $67.8 million. Included in the negative investment was approximately $15.8 million associated with deferred revenue related to intra-segment sales between Levitt and Sons and Core Communities. During the fourth quarter of 2008, the Company identified approximately $2.3 million of deferred revenue on intercompany sales between Core and Carolina Oak that had been misclassified against the negative investment in Levitt and Sons. As a result, the Company recorded a $2.3 million reclassification in the fourth quarter of 2008 between inventory of real estate and the loss in excess of investment in subsidiary in the consolidated statements of financial condition. As a result, as of December 31, 2008, the net negative investment was $52.9 million.

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
     As previously reported, on February 20, 2009, the Bankruptcy Court entered an order confirming a plan of liquidation jointly proposed by Levitt and Sons and the Joint Committee and approved the settlement pursuant to the Settlement Agreement, as amended. No appeal or rehearing of the Bankruptcy Court’s order was timely filed by any party, and the settlement was consummated on March 3, 2009, at which time, payment was made in accordance with the terms and conditions of the Settlement Agreement, as amended. Under cost method accounting, the cost of settlement and the related $52.9 million liability (less $500,000 which was determined as the settlement holdback and remained as an accrual pursuant to the Settlement Agreement, as amended) was recognized into income in the quarter ended March 31, 2009, resulting in a $40.4 million gain on settlement of investment in subsidiary. As a result, Woodbridge no longer holds an investment in this subsidiary.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The objective of the following discussion is to provide an understanding of the financial condition and results of operations of Woodbridge Holdings Corporation (“Woodbridge,” “we,” “us,” “our” or the “Company”) and its wholly-owned subsidiaries as of and for the three months ended March 31, 2009 and 2008. We currently engage in business activities through our Land Division, consisting of the operations of Core Communities, LLC (“Core Communities” or “Core”), which develops master-planned communities, and through our Other Operations segment (“Other Operations”). Other Operations includes the parent company operations of Woodbridge (the “Parent Company”), the consolidated operations of Pizza Fusion Holdings, Inc. (“Pizza Fusion”), the consolidated operations of Carolina Oak Homes, LLC (“Carolina Oak”), which engaged in homebuilding activities in South Carolina prior to the suspension of those activities in the fourth quarter of 2008, and the activities of Cypress Creek Capital Holdings, LLC (“Cypress Creek Capital”) and Snapper Creek Equity Management, LLC (“Snapper Creek”). Also included in the Other Operations segment are our equity investment in Bluegreen Corporation (“Bluegreen”) and an investment in Office Depot, Inc. (“Office Depot”).
     Some of the statements contained or incorporated by reference herein include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act” ), that involve substantial risks and uncertainties. Some of the forward-looking statements can be identified by the use of words such as “anticipate,” “believe,” “estimate,” “may,” “intend,” “expect,” “will,” “should,” “seek” or other similar expressions. Forward-looking statements are based largely on management’s expectations and involve inherent risks and uncertainties. In addition to the risks identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, you should refer to the other risks and uncertainties discussed throughout this document for specific risks which could cause actual results to be significantly different from those expressed or implied by those forward-looking statements. Some factors which may affect the accuracy of the forward-looking statements apply generally to the real estate industry and other industries in which the companies we hold investments in operate, while other factors apply directly to us. Any number of important factors could cause actual results to differ materially from those in the forward-looking statements including:
•	the impact of economic, competitive and other factors affecting the Company and its operations;

•	the market for real estate in the areas where the Company has developments, including the impact of market conditions on the Company’s margins and the fair value of its real estate inventory;

•	the risk that the value of the property held by Core Communities and Carolina Oak may decline, including as a result of the current downturn in the residential and commercial real estate and homebuilding industries;

•	the impact of the factors negatively impacting the homebuilding and residential real estate industries on the market and values of commercial property;

•	the risk that the downturn in the credit markets may adversely affect Core’s commercial leasing projects, including the ability of current and potential tenants to secure financing which may, in turn, negatively impact long-term rental and occupancy;

•	the risks relating to Core’s dependence on certain key tenants in its commercial leasing projects, including the risk that current adverse conditions and the economy in general and/or adverse developments in the businesses of these tenants could have a negative impact on Core’s financial condition;

•	the risk that the development of parcels and master-planned communities will not be completed as anticipated;

•	continued declines in the estimated fair value of our real estate inventory and the potential for write-downs or impairment charges;

•	the effects of increases in interest rates on us and the availability and cost of credit to buyers of our inventory;

•	the impact of the problems in financial and credit markets on the ability of buyers of our inventory to obtain financing on acceptable terms, if at all, and the risk that we will be unable to obtain financing and to renew existing credit facilities on acceptable terms, if at all;

•	the risks relating to Core’s liquidity, cash position and ability to satisfy required payments under its debt facilities, including the risk that Woodbridge may not provide funding to Core;

•	the risk that we may be required to make accelerated principal payments on our debt obligations due to re-margining or curtailment payment requirements, which may negatively impact our financial condition and results of operations;

•	the Company’s ability to access additional capital on acceptable terms, if at all;

•	risks associated with the securities owned by the Company, including the risk that the Company may record further impairment charges with respect to such securities in the event trading prices continue to decline;

•	the risks associated with the businesses in which the Company holds investments;

•	risks associated with the Company’s business strategy, including the Company’s ability to successfully make investments notwithstanding adverse conditions in the economy and the credit markets;

•	the Company’s success in pursuing strategic alternatives that could enhance liquidity;

•	the impact on the price and liquidity of the Company’s Class A Common Stock and on the Company’s ability to obtain additional capital in the event the Company chooses to de-register its securities; and

•	the Company’s success at managing the risks involved in the foregoing.
     Many of these factors are beyond our control. The Company cautions that the foregoing factors are not exclusive.
Executive Overview
     We continue to focus on managing our real estate holdings during this challenging period for the real estate industry, and on efforts to bring costs in line with our strategic objectives. We have taken steps to align our staffing levels and compensation with these objectives. Our goal is to pursue acquisitions and investments in diverse industries, including investments in affiliates, using a combination of our cash and stock and third party equity and debt financing. This business strategy may result in acquisitions and investments both within and outside of the real estate industry. We also intend to explore a variety of funding structures which might leverage or capitalize on our available cash and other assets currently owned by us. We may acquire entire businesses, or majority or minority, non-controlling interests in companies. Under this business model, we likely will not generate a consistent earnings stream and the composition of our revenues may vary widely due to factors inherent in a particular investment, including the maturity and cyclical nature of, and market conditions relating to, the business invested in. We expect that net investment gains and other income will depend on the success of our investments as well as overall market conditions. We also intend to pursue strategic initiatives with the goal of enhancing liquidity. These initiatives may include pursuing alternatives to monetize a portion of our interests in certain of Core’s assets through sale, possible joint ventures or other strategic relationships.
     Our operations have historically been concentrated in the real estate industry which is cyclical in nature. Our largest subsidiary is Core Communities, a developer of master-planned communities, which sells land to residential builders as well as to commercial developers, and internally develops, constructs and leases income producing commercial real estate. In addition, our Other Operations segment includes an equity investment in Bluegreen, a NYSE-listed company, which represents approximately 31% of Bluegreen’s outstanding common stock, and a cost method investment in Office Depot, a NYSE-listed company in which we own less than 1% of the outstanding common stock. Bluegreen is engaged in the acquisition, development, marketing and sale of ownership interests in primarily “drive-to” vacation resorts, and the development and sale of golf communities and residential land. We are currently working with Bluegreen Corporation to explore avenues in assisting Bluegreen in obtaining liquidity in the securitization of their receivables, which may include, among other potential alternatives, Woodbridge forming a broker dealer to raise capital through private or public offerings. Our Other Operations segment also includes the operations of Pizza Fusion, which is a restaurant franchise operating within the quick service and organic food industries, and the activities of Carolina Oak, which engaged in homebuilding activities at Tradition Hilton Head prior to the suspension of those activities in the fourth quarter of 2008.

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
     Going forward, under the terms and conditions of the new executive compensation program, all of the Company’s investments are or will be held by individual limited partnerships or other legal entities established for such purpose. The executive officer participants may have interests tied both to the performance of a particular investment as well as interests relating to the performance of the portfolio of investments as a whole. The Company will evaluate these investments based on certain performance criteria and other financial metrics established by the Company in its capacity as investor in the program.
Land Division Overview
     Core Communities develops master-planned communities and is currently developing Tradition, Florida, which is located in Port St. Lucie, Florida, and Tradition Hilton Head, which is located in Hardeeville, South Carolina. Tradition, Florida encompasses approximately 8,200 total acres. Core has sold approximately 1,800 acres to date and has approximately 3,800 net saleable acres remaining in inventory. No acres were subject to sales contracts as of March 31, 2009. Tradition Hilton Head encompasses approximately 5,400 total acres, of which 175 acres have been sold to date. Approximately 2,800 net saleable acres are remaining at Tradition Hilton Head. No acres were subject to sales contracts as of March 31, 2009. Acres sold to date in Tradition Hilton Head include the intercompany sale of 150 acres owned by Carolina Oak.
     We plan to continue to focus on our Land Division’s commercial operations through sales to developers and the internal development of certain projects for leasing to third parties. Core is currently pursuing the sale of two of its commercial leasing projects. Conditions in the commercial real estate market have deteriorated and financing is not as readily available in the current market, which may adversely impact both Core’s ability to complete sales and the profitability of any sales.
     In addition, the overall slowdown in the real estate markets and disruptions in credit markets continue to have a negative effect on demand for residential land in our Land Division which historically was partially mitigated by increased commercial leasing revenue. Traffic at both the Tradition, Florida and Tradition Hilton Head information centers remains slow, reflecting the overall state of the real estate market.
Other Operations Overview
     Other Operations consist of the operations of our Parent Company, Carolina Oak, and Pizza Fusion, activities through Cypress Creek Capital and Snapper Creek, our equity investment in Bluegreen and an investment in Office Depot.
     During 2008, we began evaluating our investment in Bluegreen for other-than-temporary impairment in accordance with Financial Accounting Standards Board (“FASB”) Staff Position FAS 115-1/FAS 124-1, “The Meaning of Other-than-Temporary Impairment and Its Application to Certain Investments”, Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”, and Securities and Exchange Commission Staff Accounting Bulletin No. 59 as the fair value of the Bluegreen stock had fallen below the carrying value of our investment in Bluegreen. We analyzed various quantitative and qualitative factors including our intent and ability to hold the investment, the severity and duration of the impairment and the prospects for the improvement of fair value. The Company valued Bluegreen’s common stock using a market approach valuation technique and Level 1 valuation inputs under SFAS No. 157. As a result of the impairment evaluations performed in the third and fourth quarters of 2008, we recorded other-than-temporary impairments of $53.6 million and $40.8 million for the quarters ended September 30, 2008 and December 31, 2008, respectively.

     We again performed an impairment review of our investment in Bluegreen as of March 31, 2009 and, as part of that review, evaluated various qualitative and quantitative factors relating to the performance of Bluegreen and its current stock price. As a result of the evaluation, based on, among other things, the continued decline of Bluegreen’s common stock price, we determined that an other-than-temporary impairment was necessary and, accordingly, recorded a $20.4 million impairment charge (calculated based upon the $1.74 closing price of Bluegreen’s common stock on the New York Stock Exchange on March 31, 2009) and adjusted the carrying value of our investment in Bluegreen to its fair value of $16.6 million at March 31, 2009. On May 7, 2009, the closing price of Bluegreen’s common stock was $1.75 per share.
     During December 2008, we performed an impairment analysis of our investment in Office Depot’s common stock. We concluded that there was an other-than-temporary impairment associated with our investment in Office Depot based on the severity of the decline of the fair value of our investment, the length of time the stock price had been below the carrying value of our investment, the continued decline in the overall economy and credit markets, and the unpredictability of the recovery of Office Depot’s stock price. Accordingly, we recorded an other-than-temporary impairment charge of approximately $12.0 million representing the difference of the average cost of $11.33 per share and the fair value of $2.98 per share as of December 31, 2008 multiplied by the number of shares of Office Depot common stock owned by us at that date. Further, we performed an impairment analysis at March 31, 2009 and, based on, among other factors, the continued decline of Office Depot’s stock price, we determined that an additional other-than-temporary impairment charge was required. As a result, we recorded a $2.4 million impairment charge relating to our investment in Office Depot in the three months ended March 31, 2009, which decreased the carrying value of our investment in Office Depot from $4.3 million as of December 31, 2008 to $1.9 million as of March 31, 2009. On May 7, 2009, the closing price of Office Depot’s common stock was $3.45 per share.
Critical Accounting Policies and Estimates
     Critical accounting policies are those policies that are important to the understanding of our financial statements and may also involve estimates and judgments about inherently uncertain matters. In preparing our financial statements, management makes estimates and assumptions that affect the amounts reported in the financial statements. These estimates require the exercise of judgment, as future events cannot be determined with certainty. Accordingly, actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in subsequent periods relate to revenue and cost recognition on percent complete projects, reserves and accruals, impairment reserves of assets, valuation of real estate, estimated costs to complete construction, reserves for litigation and contingencies and deferred tax valuation allowances. The accounting policies that we have identified as critical to the portrayal of our financial condition and results of operations are: (a) fair value measurements; (b) investments; (c) goodwill and intangible assets; (d) revenue recognition; (e) income taxes; and (f) loss in excess of investment in Levitt and Sons. For a more detailed discussion of these critical accounting policies see “Critical Accounting Policies and Estimates” appearing in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2008.

Consolidated Results of Operations

	Three Months Ended March 31,
	2009	2008	Change
(In thousands)
Revenues:
Sales of real estate	$1,427	154	1,273
Other revenues	2,890	2,964	(74)

Total revenues	4,317	3,118	1,199

Costs and expenses:
Cost of sales of real estate	693	28	665
Selling, general and administrative expenses	10,754	12,627	(1,873)
Interest expense	2,773	3,024	(251)

Total costs and expenses	14,220	15,679	(1,459)

Earnings from Bluegreen Corporation	6,336	526	5,810
Impairment of investment in Bluegreen Corporation	(20,401)	—	(20,401)
Impairment of other investments	(2,396)	—	(2,396)
Gain on settlement of investment in subsidiary	40,369	—	40,369
Interest and other income	566	1,604	(1,038)

Income (loss) before income taxes and noncontrolling interest	14,571	(10,431)	25,002
(Provision) benefit for income taxes	—	—	—

Net income (loss)	14,571	(10,431)	25,002
Add: Net loss attributable to noncontrolling interest	204	—	204

Net income (loss) attributable to Woodbridge	$14,775	(10,431)	25,206

For the Three Months Ended March 31, 2009 Compared to the Same 2008 Period:
     Consolidated net income was $14.8 million for the three months ended March 31, 2009, as compared to a consolidated net loss of $10.4 million for the same 2008 period. The increase in net income for the quarter ended March 31, 2009 was mainly associated with the reversal into income of the loss in excess of investment in Levitt and Sons after Levitt and Sons’ bankruptcy was finalized. The reversal resulted in a $40.4 million gain in the first quarter of 2009. Additionally, earnings from Bluegreen were higher in the quarter ended March 31, 2009 compared to the same period in 2008. These increases were offset in part by impairment charges on our investments of approximately $22.8 million recorded in the quarter ended March 31, 2009.
Sales of real estate
     The table below summarizes sales of real estate by segment:

	Three Months Ended March 31,
	2009	2008	Change
	(In thousands)
Land Division	$1,427	154	1,273
Other Operations	—	—	—

Consolidated	$1,427	154	1,273

     Revenues from sales of real estate increased to $1.4 million for the quarter ended March 31, 2009 from $154,000 for the same 2008 period. Revenues from sales of real estate for the quarters ended March 31, 2009 and 2008 were comprised of land sales, recognition of deferred revenue and revenue related to incremental revenue received from homebuilders based on the final resale price to the homebuilders’ customer (“look back revenue”). During the quarter ended March 31, 2009, our Land Division sold approximately 10 acres generating revenues of approximately $650,000, compared to the sale of one lot encompassing less than one acre, which generated revenues of approximately $73,000, net of deferred revenue, in the same 2008 period. Look back revenues for the quarter ended March 31, 2009 were approximately $23,000 compared to approximately $71,000 in the same 2008 period. Additionally, our Land Division recognized deferred revenue on previously sold land of approximately $754,000 for the quarter ended March 31, 2009, compared to approximately $10,000 in the same 2008 period.
Other revenues
     The table below summarizes other revenues by segment:

	Three Months Ended March 31,
	2009	2008	Change
	(In thousands)
Land Division	$2,277	2,705	(428)
Other Operations	622	259	363
Eliminations	(9)	—	(9)

Consolidated	$2,890	2,964	(74)

     Other revenues in the quarter ended March 31, 2009 remained relatively consistent with the same 2008 period. The decrease in Land Division revenues was primarily due to lower impact fees associated with a decrease in building permits requested for new construction, and straight line rent amortization associated with tenant improvement reimbursements. These decreases were partially offset by an increase in rental revenues in the Land Division due to additional tenants and an increase in other revenues in Other Operations as franchise revenues related to Pizza Fusion were recorded in the quarter ended March 31, 2009. No franchise revenues were recorded in the quarter ended March 31, 2008.
Cost of sales of real estate
     The table below summarizes cost of sales of real estate by segment:

	Three Months Ended March 31,
	2009	2008	Change
	(In thousands)
Land Division	$693	28	665
Other Operations	—	—	—

Consolidated	$693	28	665

     Cost of sales of real estate increased $665,000 in the quarter ended March 31, 2009, compared to the same 2008 period due to an increase in sales of real estate in our Land Division. Approximately 10 acres were sold in the quarter ended March 31, 2009, compared to one lot sold of less than one acre in the quarter ended March 31, 2008.
Selling, general and administrative expenses
     The table below summarizes selling, general and administrative expenses by segment:

	Three Months Ended March 31,
	2009	2008	Change
	(In thousands)
Land Division	$6,247	5,531	716
Other Operations	4,507	7,096	(2,589)

Consolidated	$10,754	12,627	(1,873)

     Selling, general and administrative expenses decreased $1.9 million in the quarter ended March 31, 2009, compared to the same 2008 period as we incurred lower compensation, benefits and office related expenses as a result of reductions in force. In Other Operations, insurance costs were significantly lower as no insurance costs related to Levitt and Sons were incurred after the second quarter of 2008. In addition, professional services decreased as during the first quarter of 2008 we incurred costs associated with our investments in equity securities while these costs were not incurred in the quarter ended March 31, 2009. In the Land Division, we experienced an increase in depreciation expense in the first quarter of 2009 compared to the same 2008 period as depreciation expense was not recorded in the first quarter of 2008 while the commercial assets were classified as discontinued operations. These commercial assets were reclassified back to continuing operations during the fourth quarter of 2008. The increase in expenses in the Land Division was partially offset by a decrease in sales and marketing expenses.
Interest expense
     The table below summarizes interest expense by segment:

	Three Months Ended March 31,
	2009	2008	Change
	(In thousands)
Land Division	$1,370	993	377
Other Operations	1,403	2,673	(1,270)
Eliminations	—	(642)	642

Consolidated	$2,773	3,024	(251)

     Interest expense consists of interest incurred minus interest capitalized. Interest incurred totaled $4.4 million for the three months ended March 31, 2009 and $6.2 million for the same 2008 period. Interest capitalized totaled $1.6 million for the three months ended March 31, 2009 and $3.2 million for the same 2008 period. Interest expense was lower in the quarter ended March 31, 2009 compared to the quarter ended March 31, 2008 primarily as a result of lower interest rates during the 2009 period. At the time of land sales, the capitalized interest allocated to inventory is charged to cost of sales. Cost of sales of real estate for the three months ended March 31, 2009 and 2008 did not include a significant amount of capitalized interest charged to cost of sales of real estate.
     Bluegreen reported net income for the three months ended March 31, 2009 of $3.6 million, as compared to $1.4 million for the same 2008 period. Our interest in Bluegreen’s earnings was $6.3 million for the first quarter of 2009 (after the amortization of approximately $5.3 million related to the change in the basis as a result of the impairment charges on this investment) compared to $526,000 for the first quarter of 2008. We review our investment in Bluegreen for impairment on a quarterly basis or as events or circumstances warrant for other-than-temporary declines in value. See Note 8 to our unaudited consolidated financial statements for further details of the impairment analysis of our investment in Bluegreen.
     Interest and other income decreased to $566,000 during the three months ended March 31, 2009 from $1.6 million during the same 2008 period. This decrease was related to a decrease in interest income as a result of lower interest rates as well as a decrease in our cash balances for the quarter ended March 31, 2009 compared to the same 2008 period.
     The provision for income taxes is estimated to result in an effective tax rate of 0.0% in 2009. The effective tax rate used for the three months ended March 31, 2008 was 0.0%. The 0.0% effective tax rate is a result of recording a valuation allowance for those deferred tax assets that are not expected to be recovered in the future. Due to large losses in the past and expected taxable losses in the foreseeable future, we do not believe at this time that we will have sufficient taxable income of the appropriate character in the future to realize any portion of the net deferred tax asset.

     Land Division operational data

	Three Months Ended March 31,
	2009	2008	Change

Acres sold	10	—	10
Margin percentage (a)	51.4%	81.8%	(30.4)%
Unsold saleable acres	6,629	6,679	(50)
Acres subject to sales contracts — Third parties	—	260	(260)
Aggregate sales price of acres subject to sales contracts to third parties	$—	78,488	(78,488)

(a)	Includes revenues from look back provisions and recognition of deferred revenue associated with sales in prior periods.
     Due to the nature and size of individual land transactions, our Land Division results have historically fluctuated significantly. Although we have historically realized margins of between approximately 40.0% and 60.0% on Land Division sales, margins on land sales are expected to be below the historical range given the downturn in the real estate markets and the significant decrease in demand. In addition to the impact of economic and market factors, the sales price and margin of land sold varies depending upon: the location; the parcel size; whether the parcel is sold as raw land, partially developed land or individually developed lots; the degree to which the land is entitled; and whether the designated use of the land is residential or commercial. The cost of sales of real estate is dependent upon the original cost of the land acquired, the timing of the acquisition of the land, the amount of land development, and interest and real estate tax costs capitalized to the particular land parcel during active development. Allocations to cost of sales involve significant management judgment and include an estimate of future costs of development, which can vary over time due to labor and material cost increases, master plan design changes and regulatory modifications. Accordingly, allocations are subject to change based on factors which are in many instances beyond management’s control. Future margins will continue to vary based on these and other market factors. If conditions in the real estate markets do not improve or deteriorate further, we may not be able to sell land at prices above our carrying cost or even in amounts necessary to repay our indebtedness.
     The value of acres subject to third party sales contracts decreased $78.5 million from March 31, 2008 to March 31, 2009. There was no backlog at March 31, 2009. While the backlog is not an exclusive indicator of future sales activity, it provides an indication of potential future sales activity.

FINANCIAL CONDITION
March 31, 2009 compared to December 31, 2008
     Our total assets at March 31, 2009 and December 31, 2008 were $524.1 million and $559.3 million, respectively. The change in total assets primarily resulted from:
•	a net decrease in cash and cash equivalents of $30.7 million, primarily related to cash used in operations offset by approximately $25.0 million used for the investment in timed deposits;

•	a decrease in restricted cash of $12.7 million associated with the settlement payment made in connection with the bankruptcy of Levitt and Sons; and

•	a net decrease in our investment in Bluegreen of $13.2 million mainly related to an other-than-temporary impairment charge recorded in the quarter ended March 31, 2009, offset in part by an increase in our equity in earnings from Bluegreen.
     Total liabilities at March 31, 2009 and December 31, 2008 were $384.8 million and $439.7 million, respectively. The change in total liabilities primarily resulted from:
•	a net decrease in accounts payable and other accrued liabilities of approximately $1.5 million primarily attributable to the timing of payments to our vendors; and

•	a decrease of $52.9 million associated with the reversal into income of the loss in excess of investment in Levitt and Sons as a result of the Bankruptcy Court’s approval of the Levitt and Sons’ bankruptcy plan.
LIQUIDITY AND CAPITAL RESOURCES
     Management assesses our liquidity in terms of our cash and cash equivalent balances and our ability to generate cash to fund our operating and investment activities. We separately manage our liquidity at the Parent Company level and at the operating subsidiary level. Subsidiary operations, consisting primarily of Core Communities’ operations, are generally financed using proceeds from sales of real estate inventory and debt financing using land or other developed assets as loan collateral. Many of the financing agreements contain covenants at the subsidiary level. Parent Company guarantees are provided only in limited circumstances and, when provided, are generally provided on a limited basis. We may use available cash and our borrowing capacity to pursue development of our master-planned communities or to pursue investments generally. We are also exploring possible ways to monetize a portion of our investment in certain of Core’s assets through joint ventures or other strategic relationships, including the possible sale of such assets. We have historically utilized community development districts to fund development costs at Core when possible. We also will use available cash to repay borrowings and to pay operating expenses.
     We believe that our current financial condition and credit relationships, together with anticipated cash flows from operations and other sources of funds, which may include proceeds from the disposition of certain properties or investments, will provide for our anticipated near-term liquidity needs. We expect to meet our long-term liquidity requirements through the means described above, as well as long-term secured and unsecured indebtedness, and future issuances of equity and/or debt securities.
Woodbridge (Parent Company level)
     As of March 31, 2009 and December 31, 2008, Woodbridge had cash and short-term certificates of deposits, of $104.1 million and $107.3 million, respectively. Our cash decreased by $3.2 million during the three months ended March 31, 2009 primarily due to general and administrative expenses and debt service costs.

     At November 9, 2007, the date of the deconsolidation of Levitt and Sons, Woodbridge had a negative investment in Levitt and Sons of $123.0 million and there were outstanding advances due to Woodbridge from Levitt and Sons of $67.8 million, resulting in a net negative investment of $55.2 million. During the fourth quarter of 2008, the Company identified approximately $2.3 million of deferred revenue on intercompany sales between Core and Carolina Oak that had been misclassified against the negative investment in Levitt and Sons. As a result, the Company recorded a $2.3 million reclassification in the fourth quarter of 2008 between inventory of real estate and the loss in excess of investment in subsidiary in the consolidated statements of financial condition. As a result, as of December 31, 2008, the net negative investment was $52.9 million. After the filing of the Levitt and Sons’ bankruptcy, Woodbridge incurred certain administrative costs relating to services performed for Levitt and Sons and its employees (the “Post Petition Services”). Woodbridge did not incur Post Petition Services in the three months ended March 31, 2009, compared to approximately $987,000 incurred in the same period in 2008.
     On June 27, 2008, Woodbridge entered into a settlement agreement (the “Settlement Agreement”) with the Debtors and the Joint Committee of Unsecured Creditors (the “Joint Committee”) appointed in the Chapter 11 Cases. Pursuant to the Settlement Agreement, among other things, (i) Woodbridge agreed to pay to the Debtors’ bankruptcy estates the sum of $12.5 million plus accrued interest from May 22, 2008 through the date of payment, (ii) Woodbridge agreed to waive and release substantially all of the claims it had against the Debtors, including its administrative expense claims through July 2008, and (iii) the Debtors (joined by the Joint Committee) agreed to waive and release any claims they had against Woodbridge and its affiliates. After certain of Levitt and Sons’ creditors indicated that they objected to the terms of the Settlement Agreement and stated a desire to pursue claims against Woodbridge, Woodbridge, the Debtors and the Joint Committee entered into an amendment to the Settlement Agreement, pursuant to which Woodbridge would, in lieu of the $12.5 million payment previously agreed to, pay $8 million to the Debtors’ bankruptcy estates and place $4.5 million in a release fund to be disbursed to third party creditors in exchange for a third party release and injunction. The amendment also provided for an additional $300,000 payment by Woodbridge to a deposit holders fund. The Settlement Agreement, as amended, was subject to a number of conditions, including the approval of the Bankruptcy Court. On February 20, 2009, the Bankruptcy Court entered an order confirming a plan of liquidation jointly proposed by Levitt and Sons and the Joint Committee. That order also approved the settlement pursuant to the Settlement Agreement, as amended. No appeal or rehearing of the Bankruptcy Court’s order was timely filed by any party, and the settlement was consummated on March 3, 2009, at which time, payment was made in accordance with the terms and conditions of the Settlement Agreement, as amended. Under cost method accounting, the cost of settlement and the related $52.9 million liability (less $500,000 which was determined as the settlement holdback and remained as an accrual pursuant to the Settlement Agreement, as amended) was recognized into income in the quarter ended March 31, 2009, resulting in a $40.4 million gain on settlement of investment in subsidiary.
Core Communities
     At March 31, 2009 and December 31, 2008, Core had cash and cash equivalents of $14.6 million and $16.9 million, respectively. Cash decreased $2.3 million during the three months ended March 31, 2009 primarily as a result of cash used to fund the continued development of Core’s projects as well as selling, general and administrative expenses. At March 31, 2009, Core had no immediate availability under its various lines of credit. Core has made efforts to minimize its development expenditures in both Tradition, Florida and in Tradition Hilton Head; however, Core continues to incur expenses related to the development of these communities, particularly at Tradition Hilton Head, which is in the early stage of the master-planned community’s development cycle to develop the community infrastructure.
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
     In January of 2009, Core was advised by one of its lenders that it had received an external appraisal on the land that serves as collateral for a development mortgage note payable, which had an outstanding balance of $86.7 million at March 31, 2009. The appraised value would suggest the potential for a re-margining payment to bring the note payable back in line with the minimum loan-to-value requirement. The lender is conducting its internal review procedures, including the determination of the appraised value. As of the date of this filing, the lender’s evaluation is continuing and, accordingly, although it is likely that a re-margining payment will be required, the amount of such payment is not currently determinable.

     Core has a credit agreement with a financial institution which provides for borrowings of up to $64.3 million. This facility matures in June 2009 and has two one-year extension options. The loan agreement requires that Core provide at least 30 days notice prior to the initial maturity of its election to exercise the one-year option period. Throughout the extension period, the collateral must generate a debt service coverage ratio of 1.20:1, otherwise Core would be required to re-margin the loan. While Core does not currently anticipate it will meet the debt service coverage ratio requirement, Core is in discussions with its lender regarding this credit agreement. Under the terms of the loan, Core can make a re-margining payment, if necessary, from current cash reserves, and the loan will be extended automatically. As part of its discussions with the lender, Core is seeking to achieve the extension by restructuring the loan absent a re-margining payment, However, there can be no assurance that Core will be successful in doing so.
     All of Core’s debt facilities contain financial covenants generally requiring certain net worth, liquidity and loan to value ratios. Further, certain of Core’s debt facilities contain cross-default provisions under which a default on one loan with a lender could cause a default on other debt instruments with the same lender. If Core fails to comply with any of these restrictions or covenants, the lenders under the applicable debt facilities could cause Core’s debt to become due and payable prior to maturity. These accelerations or significant re-margining payments could require Core to dedicate a substantial portion of its cash to pay its debt and reduce its ability to use its cash to fund its operations. If Core does not have sufficient cash to satisfy these required payments, then Core would need to seek to refinance the debt or obtain alternative funds, which may not be available on attractive terms, if at all. In the event that Core is unable to refinance its debt or obtain additional funds, it may default on some or all of its existing debt facilities.
     Core’s operations have been negatively impacted by the downturn in the residential and commercial real-estate industries. Market conditions have adversely affected Core’s commercial leasing projects and its ability to complete sales, and Core is currently experiencing cash flow deficits. Possible liquidity sources available to Core include the sale of real estate inventory, including commercial properties, debt or outside equity financing, including secured borrowings using unencumbered land; however, there is no assurance that any or all of these alternatives will be available to Core on attractive terms, if at all, or that Core will otherwise be in a position to utilize such alternatives to improve its cash position. In addition, while funding from Woodbridge is a possible source of liquidity, Woodbridge is under no obligation to provide funding to Core and there can be no assurance that it will do so.
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
     Core’s bond financing at March 31, 2009 and December 31, 2008 consisted of district bonds totaling $218.7 million at each of these dates with outstanding amounts of approximately $143.8 million and $130.5 million, respectively. Further, at March 31, 2009, there was approximately $69.2 million available under these bonds to fund future development expenditures. Bond obligations at March 31, 2009 mature in 2035 and 2040. As of March 31, 2009, Core owned approximately 16% of the property subject to assessments within the community development district and approximately 91% of the property subject to assessments within the special assessment district. During the quarters ended March 31, 2009 and 2008, Core recorded approximately $159,000 and $105,000, respectively, in assessments on property owned by it in the districts. Core is responsible for any assessed amounts until the underlying property is sold and will continue to be responsible for the annual assessments if the property is never sold. In addition, Core has guaranteed payments for assessments under the district bonds in Tradition, Florida which would require funding if future assessments to be allocated to property owners are insufficient to repay the bonds. Management has evaluated this exposure based upon the criteria in Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”, and has determined that there have been no substantive changes to the projected density or land use in the development subject to the bond which would make it probable that Core would have to fund future shortfalls in assessments.

     In accordance with Emerging Issues Task Force Issue No. 91-10, “Accounting for Special Assessments and Tax Increment Financing”, the Company records a liability for the estimated developer obligations that are fixed and determinable and user fees that are required to be paid or transferred at the time the parcel or unit is sold to an end user. At each of March 31, 2009 and December 31, 2008, the liability related to developer obligations associated with Core’s ownership of the property was $3.3 million. This liability is included in the accompanying unaudited consolidated statements of financial condition as of March 31, 2009.
     The following table summarizes our contractual obligations as of March 31, 2009 (in thousands):

		Payments due by period
		Less than	2 - 3	4 - 5	More than
Category	Total	1 year	Years	Years	5 years

Long-term debt obligations (1) (2)	$349,542	3,836	221,789	2,536	121,381
Operating lease obligations	3,402	1,140	853	389	1,020

Total obligations	$352,944	4,976	222,642	2,925	122,401

(1)	Amounts exclude interest because terms of repayment are based on construction activity and sales volume. In addition, a large portion of the debt is based on variable rates.

(2)	These amounts represent scheduled principal payments. Some of those borrowings require the repayment of specified amounts upon a sale of portions of the property collateralizing those obligations, as well as curtailment repayments prior to scheduled maturity pursuant to re-margining and minimum sales requirements.
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
     At March 31, 2009 and December 31, 2008, we had outstanding surety bonds of approximately $8.1 million and $8.2 million, respectively, which were related primarily to obligations to various governmental entities to construct improvements in our various communities. We estimate that approximately $4.8 million of work remains to complete these improvements and do not believe that any outstanding surety bonds will likely be drawn upon.
     Levitt and Sons had $33.3 million in surety bonds related to its ongoing projects at the time of the filing of the Chapter 11 Cases. In the event that these obligations are drawn and paid by the surety, Woodbridge could be responsible for up to $11.7 million plus costs and expenses in accordance with the surety indemnity agreements executed by Woodbridge. At each of March 31, 2009 and December 31, 2008, we had $1.1 million in surety bonds accrual at Woodbridge related to certain bonds where management believes it to be probable that Woodbridge will be required to reimburse the surety under applicable indemnity agreements. During the three months ended March 31, 2009 and 2008, Woodbridge performed under its indemnity agreements and reimbursed the surety approximately $37,000 and $165,000, respectively. It is unclear whether and to what extent the remaining outstanding surety bonds of Levitt and Sons will be drawn and the extent to which Woodbridge may be responsible for additional amounts beyond this accrual. There is no assurance that Woodbridge will not be responsible for amounts in excess of the $1.1 million accrual. Woodbridge will not receive any repayment, assets or other consideration as recovery of any amounts it may be required to pay. In September 2008, a surety filed a lawsuit to require Woodbridge to post $5.4 million of collateral against a portion of the $11.7 million surety bonds exposure in connection with demands made by a municipality. We believe that the municipality does not have the right to demand payment under the bonds and we initiated a lawsuit against the municipality. We do not believe a loss is probable and accordingly have not accrued any amount related to this claim. However, based on claims made on the bonds, the surety requested that Woodbridge post a $4.0 million letter of credit as security while the matter is litigated with the municipality, and we have complied with that request.

     On November 9, 2007, Woodbridge put in place an employee fund and offered up to $5 million of severance benefits to terminated Levitt and Sons employees to supplement the limited termination benefits paid by Levitt and Sons to those employees. Levitt and Sons was restricted in the payment of termination benefits to its former employees by virtue of the Chapter 11 Cases. Woodbridge incurred severance and benefits related restructuring charges of approximately $89,000 and $1.2 million during the quarters ended March 31, 2009 and 2008, respectively. For the quarters ended March 31, 2009 and 2008, Woodbridge paid approximately $132,000 and $1.5 million, respectively, in severance and termination charges related to the above described fund as well as severance for employees other than Levitt and Sons employees. Employees entitled to participate in the fund either received a payment stream, which in certain cases extends over two years, or a lump sum payment, dependent on a variety of factors. Former Levitt and Sons’ employees who received these payments were required to assign to Woodbridge their unsecured claims against Levitt and Sons. At March 31, 2009 and December 31, 2008, $86,000 and $129,000, respectively, was accrued to be paid.
NEW ACCOUNTING PRONOUNCEMENTS.
     See Note 19 to our unaudited consolidated financial statements included under Item 1 of this report for a discussion of new accounting pronouncements applicable to us.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
     Market risk is defined as the risk of loss arising from adverse changes in market valuations that arise from interest rate risk, foreign currency exchange rate risk, commodity price risk and equity price risk. We have a risk of loss associated with our borrowings as we are subject to interest rate risk on our long-term debt. At March 31, 2009, we had $244.2 million in borrowings with adjustable rates tied to the Prime Rate and/or LIBOR rate and $105.3 million in borrowings with fixed or initially-fixed rates. Consequently, the impact on our variable rate debt from changes in interest rates may affect our earnings and cash flow but would generally not impact the fair value of such debt except to the extent of changes in credit spreads. With respect to fixed rate debt, changes in interest rates generally affect the fair market value of the debt but not our earnings or cash flow.
     Assuming the variable rate debt balance of $244.2 million outstanding at March 31, 2009 (which does not include initially fixed-rate obligations which do not become floating rate during 2009) was to remain constant, each one percentage point increase in interest rates would increase the interest incurred by us by approximately $2.4 million per year.
     We are subject to equity pricing risks associated with our investments in Bluegreen and Office Depot. The value of these securities will vary based on the results of operations and financial condition of these investments, the general liquidity of Bluegreen and Office Depot common stock and general equity market conditions. The trading market for Bluegreen and Office Depot common stock may not be liquid enough to permit us to sell the shares of such stock that we own without significantly reducing the market price of the shares, if we are able to sell them at all.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     As of the end of the period covered by this report, our management carried out an evaluation, with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2009, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
     There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     There have been no material changes in our legal proceedings from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.
ITEM 1A. RISK FACTORS
     There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Stock Repurchases
     In November 2008, the Company’s Board of Directors approved a stock repurchase program which authorized Woodbridge to repurchase up to 5 million shares of its Class A Common Stock from time to time on the open market or in private transactions. There can be no assurance that Woodbridge will repurchase all of the shares authorized for repurchase under the program, and the actual number of shares repurchased will depend on a number of factors, including levels of cash generated from operations, cash requirements for acquisitions and investment opportunities, repayment of debt, current stock price, and other factors. The stock repurchase program does not have an expiration date and may be modified or discontinued at any time. In the fourth quarter of 2008, the Company repurchased 2,385,624 shares at a cost of $1.4 million which were canceled and retired in February 2009, subsequent to December 31, 2008. In the first quarter of 2009, the Company repurchased 19,393 shares at a cost of $13,000 which were canceled and retired in April 2009, subsequent to March 31, 2009. All shares repurchased are recorded as treasury stock. At March 31, 2009, 2,594,983 shares remained available for repurchase under the stock repurchase program.
     The following table provides a summary of the stock repurchase activity under the stock repurchase program during the first quarter of 2009:

			Total number
			of shares
			repurchased as
	Total		part of	Maximum number
	number of	Average	publicly	of shares that may
	shares	price paid	announced	yet be repurchased
Period	repurchased	per share	program	under the program
January 1 - January 31, 2009	19,393	$0.6516	2,405,017	2,594,983

Total	19,393	$0.6516	2,405,017	2,594,983

ITEM 6. EXHIBITS
Index to Exhibits

Exhibit 31.1*	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2*	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1**	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2**	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Exhibits filed with this Form 10-Q

**	Exhibits furnished with this Form 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WOODBRIDGE HOLDINGS CORPORATION
Date: May 11, 2009	By:	/s/ Alan B. Levan
Alan B. Levan, Chief Executive Officer

Date: May 11, 2009	By:	/s/ John K. Grelle
John K. Grelle, Chief Financial Officer