Form 10-Q
period 2009-06-30
Woodbridge Holdings Corp (Formerly Levitt Corp)
filed 2009-08-10
CIK 1218320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☑
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 5, 2009
Class A common stock, $0.01 par value	16,637,132
Class B common stock, $0.01 par value	243,807

Woodbridge Holdings Corporation
Index to Quarterly Report on Form 10-Q

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Woodbridge Holdings Corporation
Consolidated Statements of Financial Condition — Unaudited
(In thousands, except share data)

	June 30, 2009	December 31, 2008
Assets
Cash and cash equivalents	$58,158	114,798
Restricted cash	7,845	21,288
Inventory of real estate	243,564	241,318
Investments:
Bluegreen Corporation	28,580	29,789
Other equity securities	6,545	4,278
Certificates of deposits, short-term	49,920	9,600
Unconsolidated trusts	418	419
Property and equipment, net	105,979	109,477
Intangible assets	5,073	4,324
Other assets	24,183	23,963

Total assets	$530,265	559,254

Liabilities and Equity
Accounts payable, accrued liabilities and other	$35,736	36,885
Notes and mortgage notes payable	263,464	264,900
Junior subordinated debentures	85,052	85,052
Loss in excess of investment in subsidiary	—	52,887

Total liabilities	384,252	439,724

Equity:
Preferred stock, $0.01 par value Authorized: 5,000,000 shares Issued and outstanding: no shares	—	—

Class A common stock, $0.01 par value Authorized: 30,000,000 shares Issued: 16,637,132 and 19,042,149 shares, respectively	166	190

Class B common stock, $0.01 par value Authorized: 2,000,000 shares Issued and outstanding: 243,807 shares	2	2

Additional paid-in capital	339,650	339,780
Accumulated deficit (a)	(201,356)	(218,868)
Accumulated other comprehensive income (loss) (a)	3,882	(135)

	142,344	120,969

Less — common stock in treasury, at cost (2,385,624 shares at December 31, 2008)	—	(1,439)

Total Woodbridge shareholders’ equity	142,344	119,530
Noncontrolling interest	3,669	—

Total equity	146,013	119,530

Total liabilities and equity	$530,265	559,254

(a)	Accumulated deficit at January 1, 2009 was decreased by $2.1 million representing the pro rata share of the after tax non-credit portion of other-than-temporary impairment losses recognized by Bluegreen Corporation upon its adoption of FSP FAS 115-2. These other-than-temporary losses which were previously recognized in earnings have been reclassified to accumulated other comprehensive income (loss).
See accompanying notes to unaudited consolidated financial statements.

Woodbridge Holdings Corporation
Consolidated Statements of Operations — Unaudited
(In thousands, except per share data)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
		2008		2008
	2009	(As Adjusted)	2009	(As Adjusted)

Revenues:
Sales of real estate	$1,767	2,395	3,194	2,549
Other revenues	3,046	2,744	5,936	5,708

Total revenues	4,813	5,139	9,130	8,257

Costs and expenses:
Cost of sales of real estate	1,301	1,758	1,994	1,786
Selling, general and administrative expenses	10,349	12,952	21,103	25,579
Interest expense	3,747	2,532	6,520	5,556

Total costs and expenses	15,397	17,242	29,617	32,921

Earnings from Bluegreen Corporation	10,714	1,211	17,050	1,737
Impairment of investment in Bluegreen Corporation	—	—	(20,401)	—
Impairment of other investments	—	—	(2,396)	—
Gain on settlement of investment in subsidiary	—	—	40,369	—
Interest and other income	277	1,950	843	3,554

Income (loss) before income taxes and noncontrolling interest	407	(8,942)	14,978	(19,373)
(Provision) benefit for income taxes	—	—	—	—

Net income (loss)	407	(8,942)	14,978	(19,373)
Add: Net loss attributable to noncontrolling interest	270	—	474	—

Net income (loss) attributable to Woodbridge	$677	(8,942)	15,452	(19,373)

Income (loss) per common share attributable to Woodbridge common shareholders:
Basic	$0.04	(0.46)	0.91	(1.01)
Diluted	$0.04	(0.46)	0.91	(1.01)

Weighted average common shares outstanding:
Basic	16,893	19,255	16,890	19,255
Diluted	16,893	19,255	16,890	19,255
See accompanying notes to unaudited consolidated financial statements.

Woodbridge Holdings Corporation
Consolidated Statements of Comprehensive Income (Loss) — Unaudited
(In thousands)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008

Net income (loss)	$407	(8,942)	14,978	(19,373)

Other comprehensive income (loss):
Pro-rata share of unrealized gain (loss) recognized by Bluegreen Corporation on retained interests in notes receivable sold	132	(458)	605	(885)
Pro-rata share of cumulative impact of accounting changes recognized by Bluegreen Corporation on retained interests in notes receivable sold (FAS 115-2)	(1,251)	—	(1,251)	—
Unrealized gain (loss) on other equity securities, net of reclassification adjustments (See Note 8)	4,663	273	4,663	(553)

Total unrealized gain (loss)	3,544	(185)	4,017	(1,438)

Other comprehensive income (loss)	3,951	(9,127)	18,995	(20,811)
Add: Comprehensive loss attributable to noncontrolling interest	270	—	474	—

Total comprehensive income (loss) attributable to Woodbridge	$4,221	(9,127)	19,469	(20,811)

     The components of accumulated other comprehensive income (loss) are as follows (in thousands):

	June 30,	December 31,
	2009	2008

Unrealized holding gains on available-for-sale securities	$4,663	—
Cumulative impact of accounting changes recognized by Bluegreen Corporation on retained interests in notes receivable sold (FAS 115-2)	(1,251)	—
Unrealized holding gain (loss) recognized by Bluegreen Corporation on retained interests in notes receivable sold	470	(135)

Accumulated other comprehensive income (loss)	$3,882	(135)

See accompanying notes to unaudited consolidated financial statements.

Woodbridge Holdings Corporation
Consolidated Statement of Changes in Equity — Unaudited
Six months ended June 30, 2009
(In thousands)

							Accumulated
	Shares of Common		Class A	Class B	Additional		Compre-	Common Stock		Noncon-
	Stock Outstanding		Common	Common	Paid-In	Retained	hensive	In Treasury		trolling
	Class A	Class B	Stock	Stock	Capital	Deficit	(loss) income	Shares	Amount	Interest	Total

Balance at December 31, 2008	19,042	244	$190	$2	$339,780	$(218,868)	$(135)	2,386	$(1,439)	$—	$119,530
Noncontrolling interest	—	—	—	—	—	—	—	—	—	4,143	4,143
Purchase of treasury shares	—	—	—	—	—	—	—	19	(13)	—	(13)
Retirement of treasury shares	(2,399)	—	(24)	—	(1,428)	—	—	(2,405)	1,452	—	—
Share based compensation related to stock options and restricted stock	—	—	—	—	570	—	—	—	—	—	570
Net income (loss)	—	—	—	—	—	15,452	—	—	—	(474)	14,978
Pro-rata share of unrealized gain recognized by Bluegreen on retained interests in notes receivable sold	—	—	—	—	—	—	605	—	—	—	605
Pro-rata share of the cumulative impact of accounting changes recognized by Bluegreen Corporation on retained interests in notes receivable sold (FAS 115-2)	—	—	—	—	—	2,060	(1,251)	—	—	—	809
Unrealized gain on other equity securities	—	—	—	—	—	—	4,663	—	—	—	4,663
Issuance of Bluegreen common stock	—	—	—	—	728	—	—	—	—	—	728

Balance at June 30, 2009	16,643	244	$166	$2	$339,650	$(201,356)	$3,882	—	$—	$3,669	$146,013

See accompanying notes to unaudited consolidated financial statements.

Woodbridge Holdings Corporation
Consolidated Statements of Cash Flows — Unaudited
(In thousands)

	Six Months Ended
	June 30,
	2009	2008
Net cash used in operating activities	$(18,358)	(39,768)

Investing activities:

Purchases of other equity securities	—	(33,978)
Proceeds from sale of other equity securities	—	18,904
Decrease in restricted cash	13,443	1,478
Cash paid in settlement of subsidiary bankruptcy	(12,430)	—
Distributions from unconsolidated trusts	110	110
Adjustment to acquisition of Pizza Fusion	3,000	—
Proceeds from the maturities of certificates of deposits, short-term	9,600	—
Purchase of certificates of deposits, short-term	(49,920)	—
Capital expenditures	(352)	(1,123)

Net cash used in investing activities	(36,549)	(14,609)

Financing activities:
Proceeds from notes and mortgage notes payable	132	7,283
Repayment of notes and mortgage notes payable	(1,558)	(22,656)
Payments for debt issuance costs	(294)	(124)
Purchase of treasury shares	(13)	—

Net cash used in financing activities	(1,733)	(15,497)

Decrease in cash and cash equivalents	(56,640)	(69,874)
Cash and cash equivalents at the beginning of period	114,798	195,181

Cash and cash equivalents at the end of period	$58,158	125,307

Supplemental cash flow information:
Interest paid on borrowings, net of amounts capitalized	$5,299	5,793

Supplemental disclosure of non-cash operating, investing and financing activities:
Change in equity resulting from unrealized gain (loss) recognized from equity securities, net of tax	$5,268	(1,438)

Change in equity resulting from the issuance of Bluegreen common stock, net of tax	$728	497

Change in equity resulting from retirement of treasury shares	$1,439	—

Change in equity resulting from the cumulative impact of accounting changes recognized by Bluegreen Corporation on retained interests sold (FAS 115-2)	$809	—
See accompanying notes to unaudited consolidated financial statements.

Woodbridge Holdings Corporation
Notes to Unaudited Consolidated Financial Statements
1. Presentation of Interim Financial Statements
     Woodbridge Holdings Corporation (“Woodbridge” or the “Company”) and its wholly-owned subsidiaries engage in business activities through its Land Division and Other Operations segment. Historically, the Company’s operations were primarily within the real estate industry; however, the Company’s recent business strategy has included the pursuit of investments and acquisitions within or outside of the real estate industry, as well as the continued development of master-planned communities. Under this business model, the Company likely will not generate a consistent earnings stream and the composition of the Company’s revenues may vary widely due to factors inherent in a particular investment, including the maturity and cyclical nature of, and market conditions relating to, the business invested in. Net investment gains and other income will be based primarily on the success of the Company’s investments as well as overall market conditions.
     On July 2, 2009, the Company entered into a definitive merger agreement with its parent, BFC Financial Corporation (“BFC”). Subject to the terms and conditions of the agreement, the Company will become a wholly-owned subsidiary of BFC and the Company’s shareholders (other than BFC) will become shareholders of BFC. See Note 23 for further information regarding the merger agreement and the proposed merger.
     The Land Division currently consists of the operations of Core Communities, LLC (“Core Communities” or “Core”), which develops master-planned communities. The Other Operations segment currently includes the parent company operations of Woodbridge (the “Parent Company”), the consolidated operations of Pizza Fusion Holdings, Inc. (“Pizza Fusion”), the consolidated operations of Carolina Oak Homes, LLC (“Carolina Oak”), which engaged in homebuilding activities in South Carolina prior to the suspension of those activities in the fourth quarter of 2008, and the activities of Cypress Creek Capital Holdings, LLC (“Cypress Creek Capital”) and Snapper Creek Equity Management, LLC (“Snapper Creek”). An equity investment in Bluegreen Corporation (“Bluegreen”) and an investment in Office Depot, Inc. (“Office Depot”) are also included in the Other Operations segment.
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
     As previously reported, on February 20, 2009, the Bankruptcy Court entered an order confirming a plan of liquidation jointly proposed by Levitt and Sons and the Official Committee of Unsecured Creditors. That order also approved the settlement pursuant to the settlement agreement that was entered into on June 27, 2008. No appeal or rehearing of the Bankruptcy Court’s order was timely filed by any party, and the settlement was consummated on March 3, 2009, at which time payment was made in accordance with the terms and conditions of the settlement agreement. Under cost method accounting, the cost of settlement and the related $52.9 million liability (less $500,000 which was determined as the settlement holdback and remained as an accrual pursuant to the settlement agreement) was recognized into income in the first quarter of 2009, resulting in a $40.4 million gain on settlement of investment in subsidiary. See Note 22 for further information regarding the bankruptcy of Levitt and Sons.
     The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-segment transactions have been eliminated in consolidation. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the three and six month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. The year end balance sheet data for 2008 was derived from the December 31, 2008 audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the Company’s consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Certain reclassifications have been made to prior periods’ consolidated financial statements to be consistent with the current periods’ presentation.
Recently Adopted Accounting Standards
     In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 establishes accounting and reporting standards for events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In addition, SFAS No. 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS No. 165 was effective for fiscal years and interim periods ending after June 15, 2009. The adoption of SFAS No. 165 did not have a material impact on the Company’s consolidated financial statements. The Company has performed an evaluation of subsequent events through August 10, 2009, which is the day the financial statements were issued.
     In April 2009, the FASB issued three related FASB Staff Positions (“FSPs”): (i) FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”), (ii) FSP FAS 115-2 and FSP FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2/FAS 124-2”), and (iii) FSP FAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1/APB 28-1”), each of which is effective for interim and annual periods ending after June 15, 2009. FSP FAS 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If the Company was to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and the Company may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. FSP FAS 115-2/FAS 124-2 modifies the requirements for recognizing other-than-temporarily impaired debt securities and revises the existing impairment model for such securities, by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. FSP FAS 107-1/APB 28-1 enhances the disclosure of instruments under the scope of SFAS No. 157 for both interim and annual periods. The adoption of these FSPs did not have a material impact on the Company’s unaudited condensed consolidated financial statements.
     On December 4, 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) significantly changed the accounting for business combinations. Under SFAS No. 141(R), subject to limited exceptions, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value. Additionally, due diligence and transaction costs incurred to effect a business combination will be expensed as incurred, as opposed to being capitalized as part of the acquisition purchase price. SFAS No. 141(R) also includes a substantial number of new disclosure requirements. The adoption of SFAS No. 141(R) on January 1, 2009 did not impact the Company’s results of operations or financial position, but will impact the accounting for any future acquisitions.
     On December 4, 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements-an Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for a non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a non-controlling interest (previously referred to as minority interest) as equity in the consolidated financial statements separate from the parent’s equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. SFAS No. 160 became effective for the Company on January 1, 2009.
Revisions and Reclassifications
     In 2007, Core Communities began soliciting bids from several potential buyers to purchase assets associated with two of Core’s commercial leasing projects (the “Projects”). As the criteria for assets held for sale had been met in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the assets were reclassified to assets held for sale and the liabilities related to those assets were reclassified to liabilities related to assets held for sale. The results of operations for these assets were reclassified as discontinued operations. During the fourth quarter of 2008, the Company determined that given the difficulty in predicting the timing or probability of a sale of the assets associated with the Projects as a result of, among other things, the economic downturn and disruptions in the credit markets, the requirements of SFAS No. 144 necessary to classify these assets as held for sale and to be included in discontinued operations were no longer met and the Company could not assert the Projects could be sold within a year. Therefore, the results of operations for these Projects were reclassified back into continuing operations for prior periods to conform to the current periods’ presentation.
     A revision was recorded by the Company in the first quarter of 2009 to account for assets and non-controlling interests not recorded properly in the initial application of purchase accounting of the Company’s investment in Pizza Fusion. The adjustment resulted in an increase in cash of $3.0 million, goodwill of $1.1 million and non-controlling interest of $4.1 million. The Company has also recorded an increase in cash flows from investing activities in the six months ended June 30, 2009 of $3.0 million which is included in adjustment to acquisition of Pizza Fusion in the accompanying unaudited consolidated statements of cash flows for the six months ended June 30, 2009. The Company does not believe that this revision had a material impact on the Company’s consolidated balance sheets at September 30, 2008 or December 31, 2008, nor did it materially impact the Company’s consolidated statements of cash flows for the periods then ended. The revision also had no impact on net income or loss or on cash flows from operating activities for the three month periods ended September 30, 2008 or December 31, 2008.
2. Liquidity — Core Communities
     Core’s operations have been negatively impacted by the downturn in the residential and commercial real-estate industries. Market conditions have adversely affected Core’s commercial leasing projects and its ability to complete sales of its real estate inventory and, as a consequence, Core is experiencing cash flow deficits. Possible liquidity sources available to Core include the sale of real estate inventory, including commercial properties, as well as debt and outside equity financing, including secured borrowings using unencumbered land; however, there is no assurance that any or all of these alternatives will be available to Core on attractive terms, if at all, or that Core will otherwise be in a position to utilize such alternatives to improve its cash position. In addition, while funding from Woodbridge is a possible source of liquidity, Woodbridge is generally under no contractual obligation to provide funding to Core and there is no assurance that it will do so.
     Certain of Core’s debt facilities contain financial covenants generally requiring certain net worth, liquidity and loan to value ratios. In January of 2009, Core was advised by one of its lenders that the lender had received an external appraisal on the land that serves as collateral for a development mortgage note payable, which had an outstanding balance of $86.4 million at June 30, 2009. The appraised value would suggest the potential for a re-margining payment to bring the note payable back in line with the minimum loan-to-value requirement. The lender is conducting its internal review procedures, including the determination of the appraised value. As of the date of this filing, Core is in discussions with the lender to restructure the loan which may eliminate any re-margining requirements; however, there is no assurance that these discussions will be successful or that re-margining payments will not otherwise be required in the future.
     As discussed above, the operations of Core have been negatively impacted by the deterioration of the real estate market, and Core may be required to make re-margining payments under certain of its debt facilities. These factors have caused substantial doubt to be raised regarding Core’s ability to continue as a going concern if Woodbridge chooses not to provide Core with the cash needed to meet its obligations when and if they arise. Core’s results are reported separately for segment purposes as the Land Division segment in Note 17. The financial information provided in the Land Division segment and in the unaudited consolidated financial statements has been prepared assuming that Core will meet its obligations and continue as a going concern. As a result, the unaudited consolidated financial statements and the financial information provided for the Land Division do not include any adjustments that might result from the outcome of this uncertainty.
3. Business Combination
     On September 18, 2008, the Company, indirectly through its wholly-owned subsidiary, PF Program Partnership, LP (formerly Woodbridge Equity Fund II LP), purchased for an aggregate of $3.0 million, 2,608,696 shares of Series B Convertible Preferred Stock of Pizza Fusion, together with warrants to purchase up to 1,500,000 additional shares of Series B Convertible Preferred Stock of Pizza Fusion at an exercise price of $1.44 per share. The Company also received options, exercisable on or prior to September 18, 2009, to purchase up to 521,740 additional shares of Series B Convertible Preferred Stock of Pizza Fusion at a price of $1.15 per share, which options, if exercised, entitled the Company to receive warrants to purchase up to 300,000 additional shares of Series B Convertible Preferred Stock of Pizza Fusion at an exercise price of $1.44 per share. The warrants have a term of 10 years, subject to earlier expiration in certain circumstances. As discussed below and in Note 23, the Company exercised these options on July 2, 2009.
     Pizza Fusion is a restaurant franchise which was founded in 2006 and which operates in a niche market within the quick service and organic food industries. As of June 30, 2009, Pizza Fusion was operating 20 locations throughout the United States and had entered into franchise agreements to open an additional 9 stores by February 2010.
     During 2008, the Company evaluated its investment in Pizza Fusion under FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (“FIN No. 46(R)”), and determined that Pizza Fusion is a variable interest entity. Pizza Fusion is in its infancy stages and will likely require additional financial support for its normal operations and further expansion of its franchise operations. Furthermore, on a fully diluted basis, the Company’s investment represents a significant interest in Pizza Fusion and, therefore, the Company is expected to bear the majority of the variability of the risks and rewards of Pizza Fusion. Additionally, as shareholder of the Series B Convertible Preferred Stock, the Company has control over the Board of Directors of Pizza Fusion. Based upon these factors, the Company concluded that it is the primary beneficiary. Accordingly, under purchase accounting, the Company has consolidated the assets and liabilities of Pizza Fusion in accordance with SFAS No. 141 “Business Combinations.” However, the assets of Pizza Fusion are not available to Woodbridge.
     The Company recorded $5.5 million in other intangible assets, including $1.1 million in goodwill related to its investment in Pizza Fusion. The intangible assets consist primarily of the value of franchise agreements that had been executed by Pizza Fusion at the acquisition date. These intangible assets will be amortized over the length of the franchise agreements, which is generally 10 years.
     On July 2, 2009, the Company exercised its option to purchase 521,740 shares of Series B Preferred Stock of Pizza Fusion at a price of $1.15 per share, or an aggregate purchase price of $600,000. Upon the exercise of the option, the Company was also granted warrants to purchase up to 300,000 additional shares of Series B Convertible Preferred Stock of Pizza Fusion at an exercise price of $1.44 per share. The warrants have a term of 10 years, subject to earlier expiration under certain circumstances.
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
     The following table summarizes stock options outstanding as of June 30, 2009 as well as activity during the six months then ended:

	Number of	Weighted
	Stock	Average Exercise
	Options	Price

Options outstanding at December 31, 2008	318,471	$78.89

Granted	—	—
Exercised	—	—
Forfeited	3,900	$72.36

Options outstanding at June 30, 2009	314,571	$78.97

Options exercisable at June 30, 2009	141,682	$70.93

     As of June 30, 2009, the weighted average remaining contractual lives of stock options outstanding and stock options exercisable were 6.7 years and 6.1 years, respectively.
     Non-cash stock compensation expense related to stock options for the three months ended June 30, 2009 and 2008 amounted to $262,000 and $568,000, respectively. Non-cash stock compensation expense related to stock options for the six months ended June 30, 2009 and 2008 amounted to $527,000 and $1.2 million, respectively.
     The Company also grants shares of restricted Class A Common Stock, valued at the closing market price of such stock on the date of grant. Restricted stock is issued primarily to the Company’s directors and typically vests in equal monthly installments over a one-year period. Compensation expense arising from restricted stock grants is recognized using the straight-line method over the vesting period. Unearned compensation for restricted stock is a component of additional paid-in capital in shareholders’ equity in the unaudited consolidated statements of financial condition. Non-cash stock compensation expense related to restricted stock for the three months ended June 30, 2009 and 2008 amounted to $35,000 and $29,000, respectively. Non-cash stock compensation expense related to restricted stock for the six months ended June 30, 2009 and 2008 amounted to approximately $88,000 and $46,000, respectively.
     Historically, forfeiture rates were estimated based on historical employee turnover rates. In accordance with SFAS No. 123R, companies are required to adjust forfeiture estimates for all awards with performance and service conditions through the vesting date so that compensation cost is recognized only for awards that vest. During the six months ended June 30, 2009, there was a small amount of pre-vesting forfeitures as a result of reductions in force in the Land Division. During the six months ended June 30, 2008, there were substantial pre-vesting forfeitures as a result of reductions in force related to the Company’s restructurings and the bankruptcy of Levitt and Sons. In accordance with SFAS No. 123R, pre-vesting forfeitures result in a reversal of compensation cost whereas a post-vesting cancellation would not. The Company did not recognize a significant reversal of compensation cost for the six months ended June 30, 2009, while the Company recognized approximately $1.2 million in reversal of compensation expense related to pre-vesting option forfeitures for the six months ended June 30, 2008.
     On September 29, 2008, the Company’s Board of Directors approved the terms of an incentive program for certain of the Company’s employees, including certain of the Company’s executive officers, pursuant to which a portion of their compensation will be based on the cash returns realized by the Company on its existing investments and new investments designated by the Board. It is anticipated that the Company’s investments will be held by individual limited partnerships or other legal entities which will be the basis for incentives granted under the programs. The Company’s executive officers may have interests tied both to the performance of a particular investment as well as interests relating to the performance of the portfolio of investments as a whole. The Company believes that the program appropriately aligns payments to the executive officer participants and other participating employees with the performance of the Company’s investments.
     In accordance with SFAS No. 123R, the Company has determined that the new executive incentive program qualifies as a liability-based plan and, accordingly, the Company was required to evaluate the components of the program to determine the fair value of the liability, if any, to be recorded. Based on its evaluation, the Company determined that the liability for compensation under the executive compensation program as of June 30, 2009 was not material.
5. Inventory of Real Estate
     Inventory of real estate is summarized as follows (in thousands):

	June 30,	December 31,
	2009	2008

Land and land development costs	$202,518	202,456
Construction costs	442	463
Capitalized interest	39,969	37,764
Other costs	635	635

	$243,564	241,318

     As of June 30, 2009, inventory of real estate included inventory related to Carolina Oak and the Land Division.
     The Company reviews real estate inventory for impairment on a project-by-project basis in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). In accordance with SFAS No. 144, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated future undiscounted cash flows expected to be generated by the asset, or by using appraisals of the related assets. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds its fair value.
6. Property and Equipment
     Property and equipment at June 30, 2009 and December 31, 2008 is summarized as follows (in thousands):

		June 30,	December 31,
	Depreciable Life	2009	2008

Real estate investments	30-39 years	$96,888	97,113
Water and irrigation facilities	35-50 years	12,490	12,346
Furniture and fixtures and equipment	3-7 years	12,332	12,259

		121,710	121,718
Accumulated depreciation		(15,731)	(12,241)

Property and equipment, net		$105,979	109,477

     Depreciation expense for the three months ended June 30, 2009 and 2008 was approximately $1.4 million and $612,000, respectively. Depreciation expense for the six months ended June 30, 2009 and 2008 was approximately $3.5 million and $1.2 million, respectively, and is included in selling, general and administrative expenses in the accompanying unaudited consolidated statements of operations. The increase in depreciation expense in the three and six months ended June 30, 2009 compared to the same 2008 periods was mainly associated with depreciation expense related to Core’s commercial assets. Depreciation expense for these commercial assets was not recorded for the three and six months ended June 30, 2008 as these commercial assets were classified as discontinued operations during those periods. The commercial assets were reclassified back to continuing operations during the fourth quarter of 2008.
     Property and equipment is stated at cost, less accumulated depreciation and amortization, and consists primarily of land and buildings, furniture and fixtures, leasehold improvements, equipment and water treatment and irrigation facilities. Repairs and maintenance costs are expensed as incurred. Significant renovations and improvements that improve or extend the useful lives of assets are capitalized. Depreciation is primarily computed on the straight-line method over the estimated useful lives of the assets, which generally range up to 50 years for water and irrigation facilities, 40 years for buildings, and 7 years for equipment, furniture and fixtures. Leasehold improvements are amortized using the straight-line method over the shorter of the terms of the related leases or the useful lives of the assets. In cases where the Company determines that land and the related development costs are to be used as fixed assets, the costs are transferred from inventory of real estate to property and equipment.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Interest incurred	$4,398	5,594	8,805	11,806
Interest capitalized	(651)	(3,062)	(2,285)	(6,250)
Interest expense	$3,747	2,532	6,520	5,556

Interest expensed in cost of sales	$80	44	80	44

8. Investments
Bluegreen Corporation
     At June 30, 2009, the Company owned approximately 9.5 million shares of Bluegreen’s common stock, representing approximately 31% of Bluegreen’s outstanding common stock. The Company accounts for its investment in Bluegreen under the equity method of accounting. The cost of the Bluegreen investment is adjusted to recognize the Company’s interest in Bluegreen’s earnings or losses. The difference between a) the Company’s ownership percentage in Bluegreen multiplied by its earnings and b) the amount of the Company’s equity in earnings of Bluegreen as reflected in the Company’s financial statements relates to the amortization or accretion of purchase accounting adjustments made at the time of the acquisition of Bluegreen’s common stock and a basis difference due to impairment charges recorded on the Company’s investment in Bluegreen, as described below.

     During 2008, the Company began evaluating its investment in Bluegreen on a quarterly basis for other-than-temporary impairments in accordance with FSP FAS 115-1/FAS 124-1, “The Meaning of Other-than-Temporary Impairment and Its Application to Certain Investments” (“FSP FAS 115-1/FAS 124-1”), Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock,” and Securities and Exchange (“SEC”) Commission Staff Accounting Bulletin No. 59. These evaluations generally include an analysis of various quantitative and qualitative factors relating to the performance of Bluegreen and its stock price. The Company values Bluegreen’s common stock using a market approach valuation technique and Level 1 valuation inputs under SFAS No. 157. Based on the results of its evaluations during the quarters ended September 30, 2008, December 31, 2008 and March 31, 2009, the Company determined that other-than-temporary impairments were necessary for those periods. As a result, the Company recorded impairment charges of $53.6 million, $40.8 million and $20.4 million during the quarters ended September 30, 2008, December 31, 2008 and March 31, 2009, respectively. Based on its impairment evaluation performed during the quarter ended June 30, 2009, the Company determined that its investment in Bluegreen was not impaired at June 30, 2009. As of June 30, 2009, the carrying value of the Company’s investment in Bluegreen was $28.6 million.
     As a result of the impairment charges taken at September 30, 2008, December 31, 2008 and March 31, 2009, a basis difference was created between the Company’s investment in Bluegreen and the underlying assets and liabilities carried on the books of Bluegreen. Therefore, earnings from Bluegreen will be adjusted each period to reflect the amortization of this basis difference. As such, the Company established an allocation methodology by which the Company allocated the impairment loss to the relative fair value of Bluegreen’s underlying assets based upon the position that the impairment loss was a reflection of the perceived value of these underlying assets. The appropriate amortization will be calculated based on the useful lives of the underlying assets and other relevant data associated with each asset category. As such, amortization of $8.6 million and $13.9 million, respectively, was recorded into the Company’s pro rata share of Bluegreen’s net income for the three and six months ended June 30, 2009.
     The following table shows the reconciliation of the Company’s pro rata share of Bluegreen’s net income to the Company’s total earnings from Bluegreen recorded in the unaudited consolidated statements of operations (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2009	June 30, 2009

Pro rata share of Bluegreen’s net income	$2,076	3,158
Amortization of basis difference	8,638	13,892

Total earnings from Bluegreen Corporation	$10,714	17,050

     The following table shows the reconciliation of the Company’s pro rata share of its net investment in Bluegreen and its investment in Bluegreen after impairment charges at June 30, 2009 and December 31, 2008 (in thousands):

	June 30,	December 31,
	2009	2008

Pro rata share of investment in Bluegreen Corporation	$35,089	115,065
Amortization of basis difference	13,892	9,150
Less: Impairment of investment in Bluegreen Corporation during the three months ended March 31, 2009	(20,401)	(94,426)

Investment in Bluegreen Corporation	$28,580	29,789

     Bluegreen’s unaudited condensed consolidated balance sheets and unaudited condensed consolidated statements of income are as follows (in thousands):
Unaudited Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2009	2008
Total assets	$1,196,265	1,193,507

Total liabilities	$764,147	781,522

Total Bluegreen shareholders’ equity	399,864	382,467
Noncontrolling interest	32,254	29,518

Total equity	432,118	411,985

Total liabilities and shareholders’ equity	$1,196,265	1,193,507

Unaudited Condensed Consolidated Statements of Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenues and other income	$92,031	151,603	170,520	290,955
Cost and other expenses	86,321	144,726	157,775	280,989

Income before noncontrolling interests and provision for income taxes	5,710	6,877	12,745	9,966
Benefit (provision) for income taxes	2,654	(2,112)	358	(2,967)

Net income	8,364	4,765	13,103	6,999
Net income attributable to noncontrolling interests	(1,550)	(1,320)	(2,736)	(2,158)

Net income attributable to Bluegreen	$6,814	3,445	10,367	4,841

Office Depot Investment
     At June 30, 2009, the Company owned approximately 1.4 million shares of Office Depot’s common stock, representing less than 1% of Office Depot’s outstanding common stock as of that date. This investment is reviewed quarterly for other-than-temporary impairments in accordance with FSP FAS 115-1/FAS 124-1 and is accounted for under the available-for-sale method of accounting whereby any unrealized holding gains or losses are included in equity.
     During the quarters ended December 31, 2008, March 31, 2009 and June 30, 2009, the Company performed impairment analyses of its investment in Office Depot. The impairment analyses included an evaluation of, among other things, qualitative and quantitative factors relating to the performance of Office Depot and its stock price. As a result of these evaluations, the Company determined that other-than-temporary impairment charges were required at December 31, 2008 and March 31, 2009 and recorded a $12.0 million impairment charge relating to its investment in Office Depot in the three months ended December 31, 2008 and an additional $2.4 million impairment charge in the three months ended March 31, 2009. Based on its impairment evaluation performed during the quarter ended June 30, 2009, the Company determined that its investment in Office Depot was not impaired at June 30, 2009.

     Data with respect to this investment as of June 30, 2009 is shown in the table below (in thousands):

June 30,
2009

Fair value at December 31, 2008	$4,278
Other-than-temporary impairment during the three months ended March 31, 2009	(2,396)
Unrealized holding gain	4,663

Fair value at June 30, 2009	$6,545

     The Company valued Office Depot’s common stock using a market approach valuation technique and Level 1 valuation inputs under SFAS No. 157. The Company uses quoted market prices to value equity securities. The fair value of Office Depot’s common stock in the Company’s unaudited consolidated statements of financial condition at June 30, 2009 of $6.5 million was calculated based upon the $4.56 closing price of Office Depot’s common stock on the New York Stock Exchange on June 30, 2009. On August 6, 2009, the closing price of Office Depot’s common stock was $5.06 per share.
     The table below shows the amount of gains and other-than-temporary losses reclassified out of other comprehensive gain (loss) into net income (loss) for the period (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Unrealized holding gains arising during the period	$4,663	1,451	2,267	625
Less: Reclassification adjustment for gains included in net income (loss)	—	(1,178)	—	(1,178)
Add: Reclassification adjustment for other- than-temporary losses included in net income (loss)	—	—	2,396	—

Net unrealized gain (loss) on securities	$4,663	273	4,663	(553)

9. Debt
     The Company’s outstanding debt as of June 30, 2009 and December 31, 2008 amounted to $348.5 million and $350.0 million, respectively.
     The following table summarizes the Company’s outstanding notes and mortgage notes payable at June 30, 2009 and December 31, 2008. These notes accrue interest at fixed rates and variable rates which are tied to the Prime Rate and/or LIBOR rate (in thousands):

	June 30,	December 31,
	2009	2008	Maturity Date

5.50% Commercial development mortgage note payable (a)	$58,262	58,262	June 2012
2.06% Commercial development mortgage note payable	4,696	4,724	June 2010
2.41% Commercial development mortgage note payable	9,041	8,919	July 2010
5.00% Land development mortgage note payable	25,000	25,000	February 2012
3.72% Land acquisition mortgage note payable	22,824	23,184	October 2019
6.88% Land acquisition mortgage note payable	4,808	4,928	October 2019
3.06% Land acquisition mortgage note payable (b)	86,392	86,922	June 2011
3.25% Borrowing base facility	37,174	37,458	March 2011
5.47% Other mortgage note payable	11,712	11,831	April 2015
6.00% — 6.13% Development bonds	3,281	3,291	May 2035
6.50% — 9.15% Other borrowings	274	381	August 2009 - June 2013

Total	$263,464	264,900

(a)	Core has a credit agreement with a financial institution which provides for borrowings of up to $64.3 million. The credit agreement had an original maturity date of June 26, 2009 and a variable interest rate of 30-day LIBOR plus 170 basis points or Prime Rate. During June 2009, the loan agreement was modified to extend the maturity date to June 2012. The loan, as modified, bears interest at a fixed interest rate of 5.5%. The terms of the modification also required Core to pledge approximately 10 acres of additional collateral. The new terms of the loan also include a debt service coverage ratio covenant of 1.10:1 and the elimination of a loan to value covenant. As of June 30, 2009, the loan had an outstanding balance of $58.3 million.

(b)	In January of 2009, Core was advised by one of its lenders that the lender had received an external appraisal on the land that serves as collateral for a development mortgage note payable, which had an outstanding balance of $86.4 million at June 30, 2009. The appraised value would suggest the potential for a re-margining payment to bring the note payable back in line with the minimum loan-to-value requirement. The lender is conducting its internal review procedures, including the determination of the appraised value. As of the date of this filing, Core is in discussions with the lender to restructure the loan which may eliminate any re-margining requirements; however, there is no assurance that these discussions will be successful or that re-margining payments will not otherwise be required in the future.
     Certain of Core’s debt facilities contain financial covenants generally requiring certain net worth, liquidity and loan to value ratios. Further, certain of Core’s debt facilities contain cross-default provisions under which a default on one loan with a lender could cause a default on other debt instruments with the same lender. If Core fails to comply with any of these restrictions or covenants, the lenders under the applicable debt facilities could cause Core’s debt to become due and payable prior to maturity. These accelerations or significant re-margining payments could require Core to dedicate a substantial portion of its cash to pay its debt and reduce its ability to use its cash to fund its operations. If Core does not have sufficient cash to satisfy these required payments, then Core would need to seek to refinance the debt or obtain alternative funds, which may not be available on attractive terms, if at all. In the event that Core is unable to refinance its debt or obtain additional funds, it may default on some or all of its existing debt facilities.
     The following table summarizes the Company’s junior subordinated debentures at June 30, 2009 and December 31, 2008 (in thousands):

				Beginning
				Optional
	June 30,	December 31,	Maturity	Redemption
	2009	2008	Date	Date
8.11% Levitt Capital Trust I	$23,196	23,196	March 2035	March 2010
8.09% Levitt Capital Trust II	30,928	30,928	July 2035	July 2010
9.25% Levitt Capital Trust III	15,464	15,464	June 2036	June 2011
9.35% Levitt Capital Trust IV	15,464	15,464	September 2036	September 2011

Total	$85,052	85,052

10. Fair Value Measurements
     Estimated fair values of financial instruments are determined using available market information and appropriate valuation methodologies. However, judgments are involved in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of amounts the Company could realize in a current market transaction.
     The estimated fair values of cash, cash equivalents, short-term investments, accounts payable and accrued expenses approximate their respective carrying values as of June 30, 2009 and December 31, 2008 because of the liquid nature of the assets and relatively short-term maturities of the obligations. The Company estimates that the fair value of its notes receivable at June 30, 2009 and December 31, 2008 were approximately $4.5 million and $4.0 million, respectively, and were based upon the Prime rate. The Company estimates that at June 30, 2009 and December 31, 2008 the fair value of its fixed rate debt was approximately $109.9 million and $31.7 million, respectively, and the fair value of its variable rate debt was approximately $178.0 million and $227.1 million, respectively.
     On January 1, 2008, the Company partially adopted SFAS No. 157, which, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would either be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:
•	Level 1. Observable inputs such as quoted prices in active markets for identical assets or liabilities;

•	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Investments Measured at Fair Value on a Recurring Basis (in thousands):

	Fair Value	Fair Value at
	Hierarchy	June 30, 2009
Investment in other equity securities	Level 1	$6,545
Investments Measured at Fair Value on a Non-Recurring Basis (in thousands):

	Fair Value	Fair Value at
	Hierarchy	June 30, 2009
Investment in Bluegreen Corporation	Level 1	$23,984
Investment in unconsolidated trusts	Level 3	1,051

		$25,035

     Assets Measured at Fair Value on a Non-Recurring Basis Using Significant Unobservable Inputs (Level 3) (in thousands):

Investment in
Unconsolidated
Trusts
Balance at December 31, 2008	$419
Total unrealized gains	632

Balance at June 30, 2009	$1,051

11. Commitments and Contingencies
     At June 30, 2009 and December 31, 2008, the Company had outstanding surety bonds of approximately $5.4 million and $8.2 million, respectively, which were related primarily to obligations to various governmental entities to construct improvements in various communities. The Company currently estimates that approximately $1.1 million of work remains to complete these improvements and that further improvements to developments not being pursued will not be required. Accordingly, the Company does not believe that any material amounts will likely be drawn on the outstanding surety bonds.
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
     The following table summarizes the restructuring related accruals activity recorded for the six months ended June 30, 2009 (in thousands):

	Severance Related and Benefits	Facilities	Independent Contractor Agreements	Surety Bond Accrual	Total

Balance at December 31, 2008	$129	704	597	1,144	2,574
Restructuring charges	82	—	39	—	121
Cash payments	(211)	(186)	(388)	(37)	(822)

Balance at June 30, 2009	$—	518	248	1,107	1,873

     The severance related and benefits accrual includes severance payments, payroll taxes and other benefits related to the terminations of Levitt and Sons employees, as well as other employees of the Company, that occurred in 2007 as part of the Chapter 11 Cases. The Company did not incur any significant severance and benefits related restructuring charges in the three months ended June 30, 2009, while, during the three months ended June 30, 2008, the Company incurred charges of approximately $816,000. During the six months ended June 30, 2009 and 2008, the Company incurred severance and benefits related restructuring charges of approximately $82,000 and $2.0 million, respectively. For the three months ended June 30, 2009 and 2008, the Company paid approximately $79,000 and $1.2 million, respectively, in severance and termination charges related to the above described employee fund as well as severance for employees other than Levitt and Sons employees, all of which are reflected in the Other Operations segment. For the six months ended June 30, 2009 and 2008, these payments amounted to approximately $211,000 and $2.7 million, respectively. Employees entitled to participate in the fund either received a payment stream, which in certain cases extended over two years, or a lump sum payment, dependent on a variety of factors. Former Levitt and Sons’ employees who received these payments were required to assign to the Company their unsecured claims against Levitt and Sons.
     The facilities accrual as of June 30, 2009 represents expense associated with property and equipment leases that the Company had entered into that are no longer providing a benefit to the Company, as well as termination fees related to contractual obligations the Company cancelled. Included in this amount are future minimum lease payments, fees and expenses for which the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” were satisfied. Total cash payments related to the facilities accrual were $93,000 and $173,000 for the three months ended June 30, 2009 and 2008, respectively. Total cash payments related to the facilities accrual were $186,000 and $259,000 for the six months ended June 30, 2009 and 2008, respectively.
     The independent contractor agreements accrual relates to two consulting agreements entered into by Woodbridge with former Levitt and Sons employees. The total commitment related to these agreements as of June 30, 2009 was approximately $248,000 and will be paid monthly through December 2009. During the three months ended June 30, 2009 and 2008, the Company paid $182,000 and $206,000, respectively, under these agreements. During the six months ended June 30, 2009 and 2008, the Company paid $388,000 and $412,000, respectively, under these agreements.
     Levitt and Sons had approximately $33.3 million of surety bonds outstanding related to its ongoing projects at the time of the filing of the Chapter 11 Cases. In the event that these obligations are drawn and paid by the surety, Woodbridge could be responsible for up to $11.7 million plus costs and expenses in accordance with the surety indemnity agreements executed by Woodbridge. At each of June 30, 2009 and December 31, 2008, the Company had $1.1 million in surety bonds accrual at Woodbridge related to certain bonds where management believes it to be probable that the Company will be required to reimburse the surety under applicable indemnity agreements. The Company did not reimburse any amounts during the three months ended June 30, 2009, while it reimbursed approximately $367,000 during the three months ended June 30, 2008 in accordance with the indemnity agreement for bond claims paid during the period. For the six months ended June 30, 2009 and 2008, the Company reimbursed the surety approximately $37,000 and $532,000, respectively. It is unclear whether and to what extent the remaining outstanding surety bonds of Levitt and Sons will be drawn and the extent to which Woodbridge may be responsible for additional amounts beyond this accrual. There is no assurance that the Company will not be responsible for amounts in excess of the $1.1 million accrual. Woodbridge will not receive any repayment, assets or other consideration as recovery of any amounts it may be required to pay. In September 2008, a surety filed a lawsuit to require Woodbridge to post collateral against a portion of the $11.7 million surety bonds exposure relating to two bonds totaling $5.4 million after a municipality made claims against the surety. The Company believes that the municipality does not have the right to demand payment under the bonds and initiated a lawsuit against the municipality. Because the Company does not believe a loss is probable, the Company did not accrue any amount in connection with this claim as of June 30, 2009. As claims have been made on the bonds, the surety requested the Company post a $4.0 million letter of credit as security while the matter is litigated with the municipality, and the Company has complied with that request.
     At June 30, 2009, the Company had $2.4 million in unrecognized tax benefits related to FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB No. 109” (“FIN No. 48”). FIN No. 48 provides guidance for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return.
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
     Core’s bond financing at June 30, 2009 and December 31, 2008 consisted of district bonds totaling $218.7 million at each of these dates with outstanding amounts of approximately $143.6 million and $130.5 million, respectively. Further, at June 30, 2009, approximately $68.4 million were available under these bonds to fund future development expenditures. Bond obligations at June 30, 2009 mature in 2035 and 2040. As of June 30, 2009, Core owned approximately 16% of the property subject to assessments within the community development district and approximately 91% of the property subject to assessments within the special assessment district. During the three months ended June 30, 2009 and 2008, Core recorded approximately $158,000 and $163,000, respectively, in assessments on property owned by it in the districts. During the six months ended June 30, 2009 and 2008, Core recorded approximately $317,000 and $268,000, respectively, in assessments on property owned by it in the districts. Core is responsible for any assessed amounts until the underlying property is sold and will continue to be responsible for the annual assessments if the property is never sold. In addition, Core has guaranteed payments for assessments under the district bonds in Tradition, Florida which would require funding if future assessments to be allocated to property owners are insufficient to repay the bonds. Management has evaluated this exposure based upon the criteria in SFAS No. 5, “Accounting for Contingencies,” and has determined that there have been no substantive changes to the projected density or land use in the development subject to the bond which would make it probable that Core would have to fund future shortfalls in assessments.
     In accordance with EITF Issue No. 91-10, “Accounting for Special Assessments and Tax Increment Financing,” the Company records a liability for the estimated developer obligations that are fixed and determinable and user fees that are required to be paid or transferred at the time the parcel or unit is sold to an end user. At each of June 30, 2009 and December 31, 2008, the liability related to developer obligations associated with Core’s ownership of the property was $3.3 million. This liability is included in the accompanying unaudited consolidated statements of financial condition as of June 30, 2009 and December 31, 2008.
13. Earnings (Loss) per Share and Stock Repurchases
     Basic earnings (loss) per common share is computed by dividing earnings (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per common share is computed in the same manner as basic earnings (loss) per common share, taking into consideration (a) the dilutive effect of the Company’s stock options and restricted stock using the treasury stock method and (b) the pro rata impact of Bluegreen’s dilutive securities (stock options and convertible securities) on the amount of Bluegreen’s earnings recognized by the Company. For the three months ended June 30, 2009 and 2008, 314,571 and 290,368 shares of common stock equivalents, respectively, at various prices were not included in the computation of diluted (loss) earnings per common share because the exercise prices were greater than the average market price of the common shares and, therefore, their effect would be antidilutive. For the six months ended June 30, 2009 and 2008, 314,571 and 287,368 shares of common stock equivalents, respectively, at various prices were not included in the computation of diluted (loss) earnings per common share because the exercise prices were greater than the average market price of the common shares and, therefore, their effect would be antidilutive.
     The following table presents the computation of basic and diluted earnings (loss) per common share (in thousands, except for per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Numerator:
Basic earnings (loss) per common share:
Net earnings (loss) attributable to Woodbridge — basic	$677	(8,942)	15,452	(19,373)

Diluted earnings (loss) per common share:
Net earnings (loss) attributable to Woodbridge — basic	$677	(8,942)	15,452	(19,373)
Pro rata share of the net effect of Bluegreen dilutive securities	—	(5)	—	(7)

Net earnings (loss) attributable to Woodbridge — diluted	$677	(8,947)	15,452	(19,380)

Denominator:
Basic average shares outstanding	16,893	19,255	16,890	19,255
Effect of dilutive stock options and unvested restricted stock	—	—	—	—

Diluted average shares outstanding	16,893	19,255	16,890	19,255

Earnings (loss) per common share attributable to Woodbridge common shareholders:
Basic	$0.04	(0.46)	0.91	(1.01)
Diluted	$0.04	(0.46)	0.91	(1.01)

Stock Repurchases
     In November 2008, the Company’s Board of Directors approved a stock repurchase program which authorized Woodbridge to repurchase up to 5 million shares of its Class A Common Stock from time to time on the open market or in private transactions. In the fourth quarter of 2008, the Company repurchased 2,385,624 shares at an aggregate cost of $1.4 million. These repurchased shares were canceled and retired in February 2009. In the first quarter of 2009, the Company repurchased 19,393 shares at an aggregate cost of $13,000. These repurchased shares were canceled and retired in April 2009. All shares repurchased are recorded as treasury stock until such time as they are canceled and retired. At June 30, 2009, 2,594,983 shares remained available for repurchase under the stock repurchase program. There can be no assurance that Woodbridge will repurchase any or all of the shares which remain available for repurchase under the program, and the level of future repurchases will depend on a number of factors, including levels of cash generated from operations, cash requirements for acquisitions and investment opportunities, repayment of debt, the Company’s current stock price, and other factors. The stock repurchase program does not have an expiration date and may be modified or discontinued at any time.
14. Other Revenues
     The following table summarizes other revenues (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Lease/rental income	$2,413	2,219	4,693	4,719
Marketing fees	36	246	84	339
Impact fees	126	32	137	178
Franchise revenue	202	—	501	—
Irrigation revenue	269	247	521	472

Total other revenues	$3,046	2,744	5,936	5,708

15. Income Taxes
     The Company’s provision for income taxes is estimated to result in an effective tax rate of 0.0% in 2009. The effective tax rate used for the three and six months ended June 30, 2008 was 0.0%. The 0.0% effective tax rate is a result of the Company recording a valuation allowance for those deferred tax assets that are not expected to be recovered in the future. Due to large losses in the past and expected taxable losses in the foreseeable future, the Company may not have sufficient taxable income of the appropriate character in the future to realize any portion of the net deferred tax asset.
     The Company and its subsidiaries are subject to U.S. federal income tax as well as to income tax in Florida and South Carolina. The Company has effectively settled all U.S. federal income tax matters for years through 2004. All years subsequent to 2004 remain open and subject to examination. The Company’s Federal income tax returns for 2005, 2006 and 2007 are currently being examined by the Internal Revenue Service.

16. Interest and Other Income
     Interest and other income is summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Interest income	$166	625	432	2,101
Gain on sale of other equity securities	—	1,178	—	1,178
Forfeited deposits	—	—	188	—
Other income	111	147	223	275

Total interest and other income	$277	1,950	843	3,554

17. Segment Reporting
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
     The Company’s Land Division segment consists of the operations of Core Communities. The Other Operations segment consists of the operations of the Parent Company, Pizza Fusion, and Carolina Oak, other activities through Cypress Creek Capital and Snapper Creek, an equity investment in Bluegreen and an investment in Office Depot.

     The following tables present segment information as of and for the three and six months ended June 30, 2009 and 2008 (in thousands):

Three Months Ended		Other
June 30, 2009	Land	Operations	Eliminations	Total

Revenues:
Sales of real estate	$1,408	320	39	1,767
Other revenues	2,533	521	(8)	3,046

Total revenues	3,941	841	31	4,813

Costs and expenses:
Cost of sales of real estate	1,113	173	15	1,301
Selling, general and administrative expenses	5,162	5,209	(22)	10,349
Interest expense	1,301	2,446	—	3,747

Total costs and expenses	7,576	7,828	(7)	15,397

Earnings from Bluegreen Corporation	—	10,714	—	10,714
Interest and other income	130	170	(23)	277

(Loss) income before income taxes and noncontrolling interest	(3,505)	3,897	15	407
(Provision) benefit for income taxes	—	—	—	—

Net (loss) income	(3,505)	3,897	15	407
Add: Net loss attributable to noncontrolling interest	—	270	—	270

Net (loss) income attributable to Woodbridge	$(3,505)	4,167	15	677

Inventory of real estate	$209,149	35,565	(1,150)	243,564

Total assets	$329,889	201,526	(1,150)	530,265

Total debt	$214,389	134,127	—	348,516

Total liabilities	$246,754	145,523	(8,025)	384,252

Total equity	$83,135	56,003	6,875	146,013

Three Months Ended		Other
June 30, 2008	Land	Operations	Eliminations	Total

Revenues:
Sales of real estate	$1,711	635	49	2,395
Other revenues	2,493	251	—	2,744

Total revenues	4,204	886	49	5,139

Costs and expenses:
Cost of sales of real estate	1,145	587	26	1,758
Selling, general and administrative expenses	5,320	7,651	(19)	12,952
Interest expense	871	2,104	(443)	2,532

Total costs and expenses	7,336	10,342	(436)	17,242

Earnings from Bluegreen Corporation	—	1,211	—	1,211
Interest and other income	661	1,732	(443)	1,950

(Loss) income before income taxes	(2,471)	(6,513)	42	(8,942)
Benefit for income taxes	—	—	—	—

Net (loss) income	$(2,471)	(6,513)	42	(8,942)

Inventory of real estate	$200,976	48,620	(7,411)	242,185

Total assets	$362,709	316,389	(5,387)	673,711

Total debt	$202,165	136,400	—	338,565

Total liabilities	$239,666	181,958	11,227	432,851

Total shareholders’ equity	$123,043	134,431	(16,614)	240,860

Six Months Ended		Other
June 30, 2009	Land	Operations	Eliminations	Total

Revenues:
Sales of real estate	$2,835	320	39	3,194
Other revenues	4,810	1,143	(17)	5,936

Total revenues	7,645	1,463	22	9,130

Costs and expenses:
Cost of sales of real estate	1,806	173	15	1,994
Selling, general and administrative expenses	11,409	9,716	(22)	21,103
Interest expense	2,671	3,849	—	6,520

Total costs and expenses	15,886	13,738	(7)	29,617

Earnings from Bluegreen Corporation	—	17,050	—	17,050
Impairment of investment in Bluegreen Corporation	—	(20,401)	—	(20,401)
Impairment of other investments	—	(2,396)	—	(2,396)
Gain on settlement of investment in subsidiary	—	26,985	13,384	40,369
Interest and other income	404	462	(23)	843

(Loss) income before income taxes and noncontrolling interest	(7,837)	9,425	13,390	14,978
(Provision) benefit for income taxes	—	—	—

Net (loss) income	(7,837)	9,425	13,390	14,978
Add: Net loss attributable to noncontrolling interest	—	474	—	474

Net (loss) income attributable to Woodbridge	$(7,837)	9,899	13,390	15,452

Inventory of real estate	$209,149	35,565	(1,150)	243,564

Total assets	$329,889	201,526	(1,150)	530,265

Total debt	$214,389	134,127	—	348,516

Total liabilities	$246,754	145,523	(8,025)	384,252

Total equity	$83,135	56,003	6,875	146,013

Six Months Ended		Other
June 30, 2008	Land	Operations	Eliminations	Total

Revenues:
Sales of real estate	$1,865	635	49	2,549
Other revenues	5,198	510	—	5,708

Total revenues	7,063	1,145	49	8,257

Costs and expenses:
Cost of sales of real estate	1,173	587	26	1,786
Selling, general and administrative expenses	10,851	14,747	(19)	25,579
Interest expense	1,864	4,777	(1,085)	5,556

Total costs and expenses	13,888	20,111	(1,078)	32,921

Earnings from Bluegreen Corporation	—	1,737	—	1,737
Interest and other income	1,565	3,074	(1,085)	3,554

(Loss) income before income taxes	(5,260)	(14,155)	42	(19,373)
Benefit for income taxes	—	—	—	—

Net (loss) income	$(5,260)	(14,155)	42	(19,373)

Inventory of real estate	$200,976	48,620	(7,411)	242,185

Total assets	$362,709	316,389	(5,387)	673,711

Total debt	$202,165	136,400	—	338,565

Total liabilities	$239,666	181,958	11,227	432,851

Total shareholders’ equity	$123,043	134,431	(16,614)	240,860

     In the ordinary course of business, certain intersegment loans are entered into, and interest is recorded at current borrowing rates. All interest expense and interest income associated with these intersegment loans are eliminated in consolidation.
18. Parent Company Financial Statements
     The Company’s subordinated investment notes (the “Investment Notes”) and junior subordinated debentures (the “Junior Subordinated Debentures”) are direct unsecured obligations of the Parent Company, are not guaranteed by the Company’s subsidiaries and are not collateralized by any assets of the Company or its subsidiaries. The Parent Company has historically relied on dividends or management fees from its subsidiaries and earnings on its cash investments to fund its operations, including debt service obligations relating to its outstanding Investment Notes and Junior Subordinated Debentures. The Company would be restricted from paying dividends to its common shareholders if an event of default exists under the terms of either the Investment Notes or the Junior Subordinated Debentures.
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
     The Parent Company unaudited condensed statements of financial condition at June 30, 2009 and December 31, 2008 and unaudited condensed statements of operations for the three and six months ended June 30, 2009 and 2008 are shown below (in thousands):

Unaudited Condensed Statements of Financial Condition

	June 30,	December 31,
	2009	2008

Total assets	$240,588	253,017

Total liabilities	$94,575	133,487
Total equity	146,013	119,530

Total liabilities and equity	$240,588	253,017

Unaudited Condensed Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Earnings from Bluegreen Corporation	$10,714	1,211	17,050	1,737
Impairment of investment in Bluegreen Corporation	—	—	20,401	—
Other revenues	167	544	422	1,883
Gain on settlement of investment in subsidiary	—	—	26,985	—
Costs and expenses	5,331	7,318	8,911	14,724

Income (loss) before income taxes	5,550	(5,563)	15,145	(11,104)
(Provision) benefit for income taxes	—	—	—	—

Net income (loss) before undistributed (loss) earnings from consolidated subsidiaries	5,550	(5,563)	15,145	(11,104)
(Loss) earnings from consolidated subsidiaries, net of income taxes	(4,873)	(3,379)	307	(8,269)

Net income (loss)	$677	(8,942)	15,452	(19,373)

19. Certain Relationships and Related Party Transactions
     The Company and BankAtlantic Bancorp, Inc. (“Bancorp”) are under common control. BFC is the controlling shareholder of the Company and Bancorp. Bancorp is the parent company of BankAtlantic. The Company’s Chairman and Chief Executive Officer, Alan B. Levan, and the Company’s Vice Chairman, John E. Abdo, collectively own or control shares of BFC’s common stock representing a majority of BFC’s total voting power. Messrs. Levan and Abdo are also directors of the Company and Bluegreen, and executive officers and directors of BFC, Bancorp and BankAtlantic.
     Pursuant to the terms of a shared services agreement between the Company and BFC Shared Services Corporation, a subsidiary of BFC, certain administrative services, including human resources, risk management, and investor and public relations, are provided to the Company by BFC Shared Services Corporation on a percentage of cost basis. The total amounts paid for these services in the three months ended June 30, 2009 and 2008 were approximately $260,000 and $206,000, respectively, and for the six months ended June 30, 2009 and 2008 were approximately $560,000 and $412,000, respectively.
     Effective May 2008, the Company and BFC entered into a sublease agreement pursuant to which BFC subleases to the Company space located at the BankAtlantic corporate office for the Company’s corporate staff. During the six months ended June 30, 2009 and 2008, the Company paid BFC $76,000 and $25,000, respectively, under this agreement.

     Effective March 2008, the Company entered into an agreement with BankAtlantic, pursuant to which BankAtlantic agreed to house the Company’s information technology servers and provide hosting, security and managed services to the Company relating to its information technology operations. During the six months ended June 30, 2009 and 2008, the Company paid BankAtlantic approximately $70,000 and $30,000, respectively, under this agreement.
     The amounts paid by the Company to BFC and BankAtlantic for the services described above may not be representative of the amounts that would be paid in an arms-length transaction.
     The Company maintains money market accounts and securities sold under repurchase agreements at BankAtlantic. The balances in its accounts at June 30, 2009 and 2008 were approximately $6.1 million and $55.7 million, respectively. BankAtlantic paid interest to the Company on its accounts for the three and six months ended June 30, 2009 of $9,000 and $28,000, respectively, and for the three and six months ended June 30, 2008 of $9,000 and $30,000, respectively. Additionally, in December 2008, BankAtlantic facilitated the placement of certificates of deposits insured by the Federal Deposit Insurance Corporation (the “FDIC”) with other insured depository institutions on the Company’s behalf through the Certificate of Deposit Account Registry Service (“CDARS”) program. The CDARS program facilitates the placement of funds into certificates of deposits issued by other financial institutions in increments of less than the standard FDIC insurance maximum to insure that both principal and interest are eligible for full FDIC insurance coverage. At June 30, 2009, the Company’s placements under the CDARS program with maturity dates of less than 3 months totaled $1.9 million, while placements with maturity dates of more than 3 months totaled $49.9 million.
     The Company is currently working with Bluegreen to explore avenues for assisting Bluegreen in obtaining liquidity for its receivables, which may include, among other potential alternatives, Woodbridge forming a broker dealer to raise capital through private or public offerings, among other things. Bluegreen has agreed to reimburse the Company for certain expenses, including legal and professional fees incurred in connection with this effort. As of June 30, 2009, the Company was reimbursed approximately $602,000 from Bluegreen and has recorded a receivable of approximately $481,000.
     On July 2, 2009, the Company entered into a definitive merger agreement with BFC, pursuant to which the Company will be merged with and into a wholly-owned subsidiary of BFC. See Note 23 for a description of the merger agreement and the proposed merger.
20. New Accounting Pronouncements
     In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (“SFAS No. 168”). SFAS No. 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” and establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”). Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. The issuance of SFAS No. 168 and the Codification does not change GAAP. SFAS No. 168 becomes effective for the period ending September 30, 2009. The Company has determined that the adoption of SFAS No. 168 will not impact the Company’s financial statements.
     In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”). SFAS No. 167 amends FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities—an interpretation of ARB No. 51,” (“FIN 46(R)”) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. SFAS No. 167 becomes effective on January 1, 2010. The Company is currently evaluating the potential impact of SFAS No. 167 on the Company’s financial statements.
     In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS No. 166”). SFAS No. 166 amends various provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125,” by removing the concept of a qualifying special-purpose entity and, among other things, removes the exception from applying FIN 46(R) to variable interest entities that are qualifying special-purpose entities; limits the circumstances in which a transferor derecognizes a portion or component of a financial asset; defines a participating interest; requires a transferor to recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer accounted for as a sale; and requires enhanced disclosure. SFAS No. 166 becomes effective January 1, 2010. The Company is currently evaluating the potential impact of SFAS No. 166 on the Company’s financial statements.
21. Litigation
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
Surety Bond Claim
     In September 2008, a surety filed a lawsuit to require Woodbridge to post $5.4 million of collateral relating to two bonds totaling $5.4 million after a municipality made claims against the surety. The Company believes that the municipality does not have the right to demand payment under the bonds and initiated a lawsuit against the municipality. Because the Company does not believe a loss is probable, the Company did not accrue any amount related to this claim as of June 30, 2009. As claims have been made on the bonds, the surety requested the Company post a $4.0 million letter of credit as security while the matter is litigated with the municipality, and the Company has complied with that request.
General Litigation
     The Company is a party to various claims and lawsuits which arise in the ordinary course of business. The Company does not believe that the ultimate resolution of these claims or lawsuits will have a material adverse effect on its business, financial position, results of operations or cash flows.
22. Bankruptcy of Levitt and Sons
     As described in Note 1 above, on November 9, 2007, the Debtors filed the Chapter 11 Cases. The Debtors commenced the Chapter 11 Cases in order to preserve the value of their assets and to facilitate an orderly wind-down of their businesses and disposition of their assets in a manner intended to maximize the recoveries of all constituents. In connection with the filing of the Chapter 11 Cases, Woodbridge deconsolidated Levitt and Sons as of November 9, 2007. As a result of the deconsolidation, Woodbridge had a negative basis in its investment in Levitt and Sons because Levitt and Sons generated significant losses and intercompany liabilities in excess of its asset balances. This negative investment, “Loss in excess of investment in subsidiary,”

was reflected as a single amount on the Company’s consolidated statements of financial condition as a $55.2 million liability as of December 31, 2008. This balance was comprised of a negative investment in Levitt and Sons of $123.0 million and outstanding advances due to Woodbridge from Levitt and Sons of $67.8 million. Included in the negative investment was approximately $15.8 million associated with deferred revenue related to intra-segment sales between Levitt and Sons and Core Communities. During the fourth quarter of 2008, the Company identified approximately $2.3 million of deferred revenue on intercompany sales between Core and Carolina Oak that had been misclassified against the negative investment in Levitt and Sons. As a result, the Company recorded a $2.3 million reclassification in the fourth quarter of 2008 between inventory of real estate and the loss in excess of investment in subsidiary in the consolidated statements of financial condition. As a result, as of December 31, 2008, the net negative investment was $52.9 million.
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
     As previously reported, on February 20, 2009, the Bankruptcy Court entered an order confirming a plan of liquidation jointly proposed by Levitt and Sons and the Joint Committee and approved the settlement pursuant to the Settlement Agreement, as amended. No appeal or rehearing of the Bankruptcy Court’s order was timely filed by any party, and the settlement was consummated on March 3, 2009, at which time payment was made in accordance with the terms and conditions of the Settlement Agreement, as amended. Under cost method accounting, the cost of settlement and the related $52.9 million liability (less $500,000 which was determined as the settlement holdback and remained as an accrual pursuant to the Settlement Agreement, as amended) was recognized into income in the quarter ended March 31, 2009, resulting in a $40.4 million gain on settlement of investment in subsidiary. As a result, Woodbridge no longer holds an investment in this subsidiary.
23. Subsequent Events
Merger Agreement with BFC
     On July 2, 2009, Woodbridge entered into a definitive merger agreement with BFC. Subject to the terms and conditions of the agreement, Woodbridge will become a wholly-owned subsidiary of BFC and the holders of Woodbridge’s Class A Common Stock (other than BFC) will receive 3.47 shares of BFC’s Class A Common Stock for each share of Woodbridge’s Class A Common Stock they hold at the effective time of the merger. BFC currently owns approximately 22% of Woodbridge’s Class A Common Stock and all of Woodbridge’s Class B Common Stock, representing approximately 59% of the total voting power of Woodbridge. The shares of Woodbridge’s common stock held by BFC will be canceled in the merger.
     The consummation of the merger is subject to a number of customary closing conditions, including the approval of both Woodbridge’s and BFC’s shareholders. The companies currently expect to consummate the merger during the third quarter of 2009. If the merger agreement is consummated, Woodbridge’s separate corporate existence will cease and its Class A Common Stock will no longer be publicly traded.
Additional Pizza Fusion Investment
     On July 2, 2009, the Company exercised its option to purchase 521,740 shares of Series B Preferred Stock of Pizza Fusion at a price of $1.15 per share, or an aggregate purchase price of $600,000. Upon the exercise of the option, the Company was also granted warrants to purchase up to 300,000 additional shares of Series B Convertible Preferred Stock of Pizza Fusion at an exercise price of $1.44 per share. The warrants have a term of 10 years, subject to earlier expiration under certain circumstances.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The objective of the following discussion is to provide an understanding of the financial condition and results of operations of Woodbridge Holdings Corporation (“Woodbridge,” “we,” “us,” “our” or the “Company”) and its wholly-owned subsidiaries as of and for the three and six months ended June 30, 2009 and 2008. We currently engage in business activities through our Land Division, consisting of the operations of Core Communities, LLC (“Core Communities” or “Core”), which develops master-planned communities, and through our Other Operations segment (“Other Operations”). Other Operations includes the parent company operations of Woodbridge (the “Parent Company”), the consolidated operations of Pizza Fusion Holdings, Inc. (“Pizza Fusion”), the consolidated operations of Carolina Oak Homes, LLC (“Carolina Oak”), which engaged in homebuilding activities in South Carolina prior to the suspension of those activities in the fourth quarter of 2008, and the activities of Cypress Creek Capital Holdings, LLC (“Cypress Creek Capital”) and Snapper Creek Equity Management, LLC (“Snapper Creek”). Also included in the Other Operations segment are our equity investment in Bluegreen Corporation (“Bluegreen”) and an investment in Office Depot, Inc. (“Office Depot”).
     Some of the statements contained or incorporated by reference herein include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act” ), that involve substantial risks and uncertainties. Some of the forward-looking statements can be identified by the use of words such as “anticipate,” “believe,” “estimate,” “may,” “intend,” “expect,” “will,” “should,” “seek” or other similar expressions. Forward-looking statements are based largely on management’s expectations and involve inherent risks and uncertainties. In addition to the risks identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, you should refer to the other risks and uncertainties discussed throughout this document for specific risks which could cause actual results to be significantly different from those expressed or implied by those forward-looking statements. Some factors which may affect the accuracy of the forward-looking statements apply generally to the real estate industry and other industries in which the companies we hold investments in operate, while other factors apply directly to us. Any number of important factors could cause actual results to differ materially from those in the forward-looking statements, including:
•	the impact of economic, competitive and other factors affecting the Company and its operations;

•	the market for real estate in the areas where the Company has developments, including the impact of market conditions on the Company’s margins and the fair value of its real estate inventory;

•	the risk that the value of the property held by Core Communities and Carolina Oak may decline, including as a result of the current downturn in the residential and commercial real estate and homebuilding industries, and the potential for related write-downs or impairment charges;

•	the impact of the factors negatively impacting the homebuilding and residential real estate industries on the market and values of commercial property;

•	the risk that the downturn in the credit markets may adversely affect Core’s commercial leasing projects, including the ability of current and potential tenants to secure financing which may, in turn, negatively impact long-term rental and occupancy;

•	the risks relating to Core’s dependence on certain key tenants in its commercial leasing projects, including the risk that current adverse conditions in the economy in general and/or adverse developments in the businesses of these tenants could have a negative impact on Core’s financial condition;

•	the risk that the development of parcels and master-planned communities will not be completed as anticipated or that Core will be obligated to make additional payments under its oustanding development bonds;

•	the effects of increases in interest rates on us and the availability and cost of credit to buyers of our inventory;

•	the impact of the problems in financial and credit markets on the ability of buyers of our inventory to obtain financing on acceptable terms, if at all, and the risk that we will be unable to obtain financing or renew existing credit facilities on acceptable terms, if at all;

•	the risks relating to Core’s liquidity, cash position and ability to satisfy required payments under its debt facilities, including the risk that Woodbridge may not provide funding to Core;

•	the risk that Core may be required to make accelerated principal payments on its debt obligations due to re-margining or curtailment payment requirements, which may negatively impact our financial condition and results of operations;

•	risks associated with the securities owned by the Company, including the risk that the Company may record further impairment charges with respect to such securities in the event trading prices decline in the future;
•	the risks associated with the businesses in which the Company holds investments;

•	risks associated with the Company’s business strategy, including the Company’s ability to successfully make investments notwithstanding adverse conditions in the economy and the credit markets;

•	the Company’s success in pursuing alternatives that could enhance liquidity for Bluegreen or be profitable for the Company;

•	the impact on the price and liquidity of the Company’s Class A Common Stock and on the Company’s ability to obtain additional capital in the event the Company chooses to de-register its securities;

•	the risks relating to our pursuit of the proposed merger with BFC, including the risk that the merger may not be consummated on the contemplated terms, or at all; and

•	the Company’s success at managing the risks involved in the foregoing.
     Many of these factors are beyond our control. The Company cautions that the foregoing factors are not exclusive.
Executive Overview
     We continue to focus on managing our real estate holdings during this challenging period for the real estate industry and on our efforts to bring costs in line with our strategic objectives. We have taken steps to align our staffing levels and compensation with these objectives. Our goal is to pursue acquisitions and investments in diverse industries, including investments in affiliates, using a combination of our cash and stock and third party equity and debt financing. This business strategy may result in acquisitions and investments both within and outside of the real estate industry. We also intend to explore a variety of funding structures which might leverage or capitalize on our available cash and other assets currently owned by us. We may acquire entire businesses, or majority or minority, non-controlling interests in companies. Under this business model, we likely will not generate a consistent earnings stream and the composition of our revenues may vary widely due to factors inherent in a particular investment, including the maturity and cyclical nature of, and market conditions relating to, the business invested in. We expect that net investment gains and other income will depend on the success of our investments as well as overall market conditions. We also intend to pursue strategic initiatives with the goal of enhancing liquidity. These initiatives may include pursuing alternatives to monetize a portion of our interests in certain of Core’s assets through sale, possible joint ventures or other strategic relationships, including possible public or private offerings of debt or equity securities at Core.
     As part of our strategy to access alternative financing sources and to pursue opportunities within the capital markets, we have taken steps to form various subsidiaries, including a broker dealer. We envision that these subsidiaries will generate fee income from private or public offerings that will be marketed to investors through broker dealer networks. Amongst the possible investment opportunities is a program that we are currently exploring with Bluegreen in which the funds raised would be invested in its timeshare receivables. While the formation of this program is in the early stages, the expectation is that a newly formed entity would acquire Bluegreen receivables and issue securities in a public offering. Bluegreen has agreed to reimburse us for certain expenses, including legal and professional fees, incurred by us in connection with this effort. There is, however, no assurance that we will be successful in the venture or that the business will be profitable for the Company or enhance Bluegreen’s liquidity.
     Our operations have historically been concentrated in the real estate industry which is cyclical in nature. Our largest subsidiary is Core Communities, a developer of master-planned communities, which sells land to residential builders as well as to commercial developers, and internally develops, constructs and leases income producing commercial real estate. In addition, our Other Operations segment includes an equity investment in 9.5 million shares of the common stock of Bluegreen, a NYSE-listed company, which represents approximately 31% of Bluegreen’s outstanding common stock, and a cost method investment in Office Depot, a NYSE-listed company in which we own less than 1% of the outstanding common stock. Bluegreen is engaged in the acquisition, development, marketing and sale of ownership interests in primarily “drive-to” vacation resorts, and the development and sale of golf communities and residential land. As described above, we are currently working with Bluegreen to explore avenues in assisting Bluegreen in obtaining liquidity for its receivables, which may include, among other potential alternatives, Woodbridge forming a broker dealer to raise capital through private or public offerings. Our Other Operations segment also includes the operations of Pizza Fusion, which is a restaurant franchise operating within the quick service and organic food industries, and the activities of Carolina Oak, which engaged in homebuilding activities at Tradition Hilton Head prior to the suspension of those activities in the fourth quarter of 2008.

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
Land Division Overview
     Core Communities develops master-planned communities and is currently developing Tradition, Florida, which is located in Port St. Lucie, Florida, and Tradition Hilton Head, which is located in Hardeeville, South Carolina. Tradition, Florida encompasses approximately 8,200 total acres. Core has sold approximately 1,800 acres to date and has approximately 3,800 net saleable acres remaining in inventory. As of June 30, 2009, approximately 8 acres were subject to a sales contract with a sales price which could range from $3.0 million to $3.9 million at a cost of approximately $2.2 million. The sale is contingent upon the purchaser obtaining financing and, if consummated on the contemplated terms, would not result in a loss. Tradition Hilton Head encompasses approximately 5,400 total acres, of which 178 acres have been sold to date. Approximately 2,800 net saleable acres are remaining at Tradition Hilton Head. No acres were subject to sales contracts as of June 30, 2009. Acres sold to date in Tradition Hilton Head include the intercompany sale of 150 acres to Carolina Oak.
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
Other Operations Overview
     Other Operations consist of the operations of our Parent Company, Carolina Oak, and Pizza Fusion, the activities of Cypress Creek Capital and Snapper Creek, our equity investment in Bluegreen and our investment in Office Depot.
     During 2008, we began evaluating our investment in Bluegreen on a quarterly basis for other-than-temporary impairments in accordance with Financial Accounting Standards Board (“FASB”) Staff Position FAS 115-1/FAS 124-1, “The Meaning of Other-than-Temporary Impairment and Its Application to Certain

Investments,” Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock,” and Securities and Exchange Commission Staff Accounting Bulletin No. 59. These evaluations generally include an analysis of various quantitative and qualitative factors relating to the performance of Bluegreen and its stock price. We value Bluegreen’s common stock using a market approach valuation technique and Level 1 valuation inputs under Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”. Based on the results of our evaluations during the quarters ended September 30, 2008, December 31, 2008 and March 31, 2009, we determined that other-than-temporary impairments were necessary for those periods. As a result, we recorded impairment charges of $53.6 million, $40.8 million and $20.4 million during the quarters ended September 30, 2008, December 31, 2008 and March 31, 2009, respectively. Based on our impairment evaluation performed during the quarter ended June 30, 2009, we determined that our investment in Bluegreen was not impaired at June 30, 2009. As of June 30, 2009, the carrying value of our investment in Bluegreen was $28.6 million.
     During the quarters ended December 31, 2008, March 31, 2009 and June 30, 2009, we performed impairment analyses of our investment in Office Depot. The impairment analyses included an evaluation of, among other things, qualitative and quantitative factors relating to the performance of Office Depot and its stock price. As a result of these evaluations, we determined that other-than-temporary impairment charges were required at December 31, 2008 and March 31, 2009 and recorded a $12.0 million impairment charge relating to our investment in Office Depot in the three months ended December 31, 2008 and an additional $2.4 million impairment charge in the three months ended March 31, 2009. Based on the impairment evaluation performed during the quarter ended June 30, 2009, we determined that our investment in Office Depot was not impaired at June 30, 2009. The fair value of Office Depot’s common stock in our unaudited consolidated statements of financial condition at June 30, 2009 of $6.5 million was calculated based upon the $4.56 closing price of Office Depot’s common stock on the New York Stock Exchange on June 30, 2009. On August 6, 2009, the closing price of Office Depot’s common stock was $5.06 per share.
Recent Developments
     On July 2, 2009, we entered into a definitive merger agreement with BFC. Subject to the terms and conditions of the agreement, we will become a wholly-owned subsidiary of BFC and the holders of our Class A Common Stock (other than BFC) will receive 3.47 shares of BFC’s Class A Common Stock for each share of our Class A Common Stock they hold at the effective time of the merger. BFC currently owns approximately 22% of our Class A Common Stock and all of our Class B Common Stock, representing approximately 59% of our total voting power. The shares of our common stock held by BFC will be canceled in the merger.
     The consummation of the merger is subject to a number of customary closing conditions, including the approval of both our and BFC’s shareholders. We currently expect to consummate the merger during the third quarter of 2009. If the merger agreement is consummated, our separate corporate existence will cease and our Class A Common Stock will no longer be publicly traded.
Critical Accounting Policies and Estimates
     Critical accounting policies are those policies that are important to the understanding of our financial statements and may also involve estimates and judgments about inherently uncertain matters. In preparing our financial statements, management makes estimates and assumptions that affect the amounts reported in the financial statements. These estimates require the exercise of judgment, as future events cannot be determined with certainty. Accordingly, actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in subsequent periods relate to revenue and cost recognition on percent complete projects, reserves and accruals, impairment reserves of assets, valuation of real estate, estimated costs to complete construction, reserves for litigation and contingencies and deferred tax valuation allowances. The accounting policies that we have identified as critical to the presentation of our financial condition and results of operations are: (a) fair value measurements; (b) investments; (c) goodwill and intangible assets; (d) revenue recognition; (e) income taxes; and (f) loss in excess of investment in Levitt and Sons. For a more detailed discussion of these critical accounting policies see “Critical Accounting Policies and Estimates” appearing in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2008.

Consolidated Results of Operations

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2009	2008	Change	2009	2008	Change
(In thousands)	(Unaudited)			(Unaudited)
Revenues
Sales of real estate	$1,767	2,395	(628)	3,194	2,549	645
Other revenues	3,046	2,744	302	5,936	5,708	228

Total revenues	4,813	5,139	(326)	9,130	8,257	873

Costs and expenses
Cost of sales of real estate	1,301	1,758	(457)	1,994	1,786	208
Selling, general and administrative expenses	10,349	12,952	(2,603)	21,103	25,579	(4,476)
Interest expense	3,747	2,532	1,215	6,520	5,556	964

Total costs and expenses	15,397	17,242	(1,845)	29,617	32,921	(3,304)

Earnings from Bluegreen Corporation	10,714	1,211	9,503	17,050	1,737	15,313
Impairment of investment in Bluegreen Corporation	—	—	—	(20,401)	—	(20,401)
Impairment of other investments	—	—	—	(2,396)	—	(2,396)
Gain on settlement of investment in subsidiary	—	—	—	40,369	—	40,369
Interest and other income	277	1,950	(1,673)	843	3,554	(2,711)

Income (loss) before income taxes and noncontrolling interest	407	(8,942)	9,349	14,978	(19,373)	34,351
(Provision) benefit for income taxes	—	—		—	—

Net income (loss)	407	(8,942)	9,349	14,978	(19,373)	34,351
Add: Net loss attributable to noncontrolling interest	270	—	270	474	—	474

Net income (loss) attributable to Woodbridge	$677	(8,942)	9,619	15,452	(19,373)	34,825

For the Three Months Ended June 30, 2009 Compared to the Same 2008 Period:
     Consolidated net income attributable to Woodbridge was $677,000 for the three months ended June 30, 2009, as compared to a consolidated net loss of $8.9 million for the same 2008 period. The increase in net income for the three months ended June 30, 2009 was mainly associated with the increase of earnings from Bluegreen in the three months ended June 30, 2009 compared to the same 2008 period. Additionally, there was a decrease of selling, general and administrative expenses in the three months ended June 30, 2009 compared to the same 2008 period. These factors were offset in part by an increase in interest expense and a decrease in interest and other income in the three months ended June 30, 2009 compared to the same 2008 period.
Sales of real estate
     The table below summarizes sales of real estate by segment:

	Three Months Ended June 30,
	2009	2008	Change
	(In thousands)
Land Division	$1,408	1,711	(303)
Other Operations	320	635	(315)
Eliminations	39	49	(10)

Consolidated	$1,767	2,395	(628)

     Revenues from sales of real estate decreased to $1.8 million for the three months ended June 30, 2009 from $2.4 million for the same 2008 period. Revenues from sales of real estate for the three months ended June 30, 2009 and 2008 in the Land Division were comprised of land sales, recognition of deferred revenue and revenue related to incremental revenue received from homebuilders based on the final resale price to the homebuilders’ customer (“look back revenue”). In Other Operations, revenues from sales of real estate were comprised of home sales in Carolina Oak. During the three months ended June 30, 2009, our Land Division sold 9 lots encompassing approximately 3 acres, generating revenues of approximately $424,000, compared to the sale of 8 lots encompassing approximately 3 acres, which generated revenues of approximately $825,000, net of deferred revenue, in the same 2008 period. Our Land Division recognized deferred revenue on previously sold land of approximately $1.1 million for the three months ended June 30, 2009, compared to approximately $758,000 in the same 2008 period. Look back revenues for the three months ended June 30, 2009 and 2008 were not significant. In Other Operations, we earned $320,000 in revenues from sales of real estate as a result of 1 unit sold in Carolina Oak, compared to revenues from sales of real estate of $635,000 in the same 2008 period as a result of 2 units sold in Carolina Oak.
Other revenues
     The table below summarizes other revenues by segment:

	Three Months Ended June 30,
	2009	2008	Change
	(In thousands)
Land Division	$2,533	2,493	40
Other Operations	521	251	270
Eliminations	(8)	—	(8)

Consolidated	$3,046	2,744	302

     Other revenues increased to $3.0 million for the three months ended June 30, 2009 from $2.7 million for the same 2008 period. Other revenues in Other Operations increased in the three months ended June 30, 2009 as franchise revenues related to Pizza Fusion were recorded in the three months ended June 30, 2009. No franchise revenues existed in the three months ended June 30, 2008 since we acquired Pizza Fusion in September 2008. We collected more impact fees in the Land Division in the three months ended June 30, 2009 compared to the same 2008 period associated with an increase in building permits requested for new construction. These increases were partially offset by a decrease in marketing fees in the three months ended June 30, 2009 compared to the same 2008 period.
Cost of sales of real estate
     The table below summarizes cost of sales of real estate by segment:

	Three Months Ended June 30,
	2009	2008	Change
	(In thousands)
Land Division	$1,113	1,145	(32)
Other Operations	173	587	(414)
Eliminations	15	26	(11)

Consolidated	$1,301	1,758	(457)

     Cost of sales of real estate decreased to $1.3 million for the three months ended June 30, 2009 from $1.8 million for the same 2008 period due to a decrease in sales of real estate in Other Operations. In the Land Division, approximately 3 acres were sold in each of the three months ended June 30, 2009 and 2008. In Other Operations, we sold 1 unit in Carolina Oak in the three months ended June 30, 2009, compared to 2 units sold in the same 2008 period.

Selling, general and administrative expenses
     The table below summarizes selling, general and administrative expenses by segment:

	Three Months Ended June 30,
	2009	2008	Change
	(In thousands)
Land Division	$5,162	5,320	(158)
Other Operations	5,209	7,651	(2,442)
Eliminations	(22)	(19)	(3)

Consolidated	$10,349	12,952	(2,603)

     Selling, general and administrative expenses decreased to $10.3 million for the three months ended June 30, 2009 from $13.0 million for the same 2008 period. The decrease was a result of, among other things, lower compensation, benefits and office related expenses reflecting a decrease in the associate headcount from 105 employees as of June 30, 2008 to 66 employees as of June 30, 2009, lower severance related expenses, lower insurance costs as Levitt and Sons’ related insurance costs were not incurred after June 30, 2008, decreased sales and marketing expenses, and lower professional services as we incurred costs associated with our securities investments in the three months ended June 30, 2008 while these costs were not incurred in the three months ended June 30, 2009. These decreases were partially offset by an increase in depreciation expense in the three months ended June 30, 2009 compared to the same 2008 period as depreciation expense related to Core’s commercial assets was not recorded in the three months ended June 30, 2008 while the commercial assets were classified as discontinued operations. These commercial assets were reclassified back to continuing operations during the fourth quarter of 2008. Additionally, we incurred franchise expenses related to Pizza Fusion in the three months ended June 30, 2009, compared to no franchise expenses in the same 2008 period as we acquired Pizza Fusion in September 2008.
Interest expense
     The table below summarizes interest expense by segment:

	Three Months Ended June 30,
	2009	2008	Change
	(In thousands)
Land Division	$1,301	871	430
Other Operations	2,446	2,104	342
Eliminations	—	(443)	443

Consolidated	$3,747	2,532	1,215

     Interest expense consists of interest incurred less interest capitalized. Interest incurred totaled $4.4 million for the three months ended June 30, 2009 and $5.6 million for the same 2008 period. Interest capitalized totaled $651,000 for the three months ended June 30, 2009 and $3.1 million for the same 2008 period. Interest expense increased in the three months ended June 30, 2009 compared to the three months ended June 30, 2008 primarily as a result of less qualifying assets for interest capitalization which resulted in less interest capitalized in the three months ended June 30, 2009 compared to the same 2008 period. The increase was partially offset by lower interest rates during the three months ended June 30, 2009 compared to the same 2008 period. At the time of land or home sales, the capitalized interest allocated to inventory is charged to cost of sales. Cost of sales of real estate for the three months ended June 30, 2009 and 2008 included previously capitalized interest of approximately $80,000 and $44,000, respectively.
Earnings from Bluegreen Corporation
     Bluegreen reported net income for the three months ended June 30, 2009 of $6.8 million, as compared to $3.4 million for the same 2008 period. Our interest in Bluegreen’s earnings was $10.7 million for the three months ended June 30, 2009 (after the amortization of approximately $8.6 million related to the change in the basis as a result of the impairment charges on this investment during the quarters ended September 30, 2008,

December 31, 2008 and March 31, 2009) compared to $1.2 million for the three months ended June 30, 2008. We review our investment in Bluegreen for impairment on a quarterly basis or as events or circumstances warrant for other-than-temporary declines in value. See Note 8 to our unaudited consolidated financial statements for further details of the impairment analysis of our investment in Bluegreen.
Interest and Other Income
     Interest and other income decreased to $277,000 for the three months ended June 30, 2009 from $2.0 million for the same 2008 period. This decrease was mainly related to a $1.2 million gain on sale of equity securities in the three months ended June 30, 2008 compared to no gain on sale of equity securities in the same 2009 period. In addition, interest income decreased as a result of lower interest rates as well as a decrease in our cash balances for the three months ended June 30, 2009 compared to the same 2008 period.
Income Taxes
     The provision for income taxes is estimated to result in an effective tax rate of 0.0% in 2009. The effective tax rate used for the three months ended June 30, 2008 was 0.0%. The 0.0% effective tax rate is a result of recording a valuation allowance for those deferred tax assets that are not expected to be recovered in the future. Due to large losses in the past and expected taxable losses in the foreseeable future, we may not have sufficient taxable income of the appropriate character in the future to realize any portion of the net deferred tax asset.
For the Six Months Ended June 30, 2009 Compared to the Same 2008 Period:
     Consolidated net income attributable to Woodbridge was $15.5 million for the six months ended June 30, 2009, as compared to a consolidated net loss of $19.4 million for the same 2008 period. The increase in net income for the six months ended June 30, 2009 was mainly associated with the reversal into income of the loss in excess of investment in Levitt and Sons after Levitt and Sons’ bankruptcy was finalized. The reversal resulted in a $40.4 million gain in the six months ended June 30, 2009. Additionally, earnings from Bluegreen increased in the six months ended June 30, 2009 compared to the same 2008 period, and we incurred lower selling, general and administrative expenses in the six months ended June 30, 2009, compared to the same 2008 period. These factors were offset in part by impairment charges on our investments of approximately $22.8 million recorded in the six months ended June 30, 2009 compared to no impairment charges related to the investments during the same 2008 period, as well as an increase in interest expense and a decrease in interest and other income in the six months ended June 30, 2009 compared to the same 2008 period.
Sales of real estate
     The table below summarizes sales of real estate by segment:

	Six Months Ended June 30,
	2009	2008	Change
	(In thousands)
Land Division	$2,835	1,865	970
Other Operations	320	635	(315)
Eliminations	39	49	(10)

Consolidated	$3,194	2,549	645

     Revenues from sales of real estate increased to $3.2 million for the six months ended June 30, 2009 from $2.5 million for the same 2008 period. Revenues from sales of real estate for the six months ended June 30, 2009 and 2008 were comprised of land sales, recognition of deferred revenue and look back revenue. In Other Operations, revenues from sales of real estate were comprised of home sales in Carolina Oak. During the six months ended June 30, 2009, our Land Division sold approximately 13 acres, generating revenues of approximately $1.1 million, compared to the sale of approximately 3 acres, which generated revenues of approximately $898,000, net of deferred revenue, in the same 2008 period. Our Land Division recognized deferred revenue on previously sold land of approximately $1.9 million for the six months ended June 30, 2009, compared to approximately $768,000 in the same 2008 period. Look back revenues for the six months ended June 30, 2009 and 2008 were approximately $32,000 and $90,000, respectively. In Other Operations, we earned

$320,000 in revenues from sales of real estate as a result of 1 unit sold in Carolina Oak, compared to revenues from sales of real estate of $635,000 in the same 2008 period as a result of 2 units sold in Carolina Oak.
Other revenues
     The table below summarizes other revenues by segment:

	Six Months Ended June 30,
	2009	2008	Change
	(In thousands)
Land Division	$4,810	5,198	(388)
Other Operations	1,143	510	633
Eliminations	(17)	—	(17)

Consolidated	$5,936	5,708	228

     Other revenues increased to $5.9 million for the six months ended June 30, 2009 from $5.7 million for the same 2008 period. Other revenues in Other Operations increased in the six months ended June 30, 2009 as franchise revenues related to Pizza Fusion were recorded in the six months ended June 30, 2009. No franchise revenues existed in the six months ended June 30, 2008 since we acquired Pizza Fusion in September 2008. The decrease in Land Division revenues was primarily due to a decrease in marketing fees collected, and straight line rent amortization associated with tenant improvement reimbursements. These decreases were partially offset by an increase in rental revenues in the Land Division due to additional tenants.
Cost of sales of real estate
     The table below summarizes cost of sales of real estate by segment:

	Six Months Ended June 30,
	2009	2008	Change
	(In thousands)
Land Division	$1,806	1,173	633
Other Operations	173	587	(414)
Eliminations	15	26	(11)

Consolidated	$1,994	1,786	208

     Cost of sales of real estate increased to $2.0 million for the six months ended June 30, 2009 from $1.8 million for the same 2008 period due to an increase in sales of real estate in our Land Division, partially offset by a decrease in sales of real estate in Other Operations. In the Land Division, approximately 13 acres were sold in the six months ended June 30, 2009 compared to approximately 3 acres sold in the same 2008 period. In Other Operations, we sold 1 unit in Carolina Oak in the six months ended June 30, 2009, compared to 2 units sold in the same 2008 period.
Selling, general and administrative expenses
     The table below summarizes selling, general and administrative expenses by segment:

	Six Months Ended June 30,
	2009	2008	Change
	(In thousands)
Land Division	$11,409	10,851	558
Other Operations	9,716	14,747	(5,031)
Eliminations	(22)	(19)	(3)

Consolidated	$21,103	25,579	(4,476)

     Selling, general and administrative expenses decreased to $21.1 million for the six months ended June 30, 2009 from $25.6 million for the same 2008 period. The decrease was a result of, among other things, lower compensation, benefits and office related expenses reflecting a decrease in the associate headcount from 105 employees as of June 30, 2008 to 66 employees as of June 30, 2009, lower severance related expenses, lower insurance costs as Levitt and Sons’ related insurance costs were not incurred after June 30, 2008, decreased sales and marketing expenses, and lower professional services as we incurred costs associated with our securities investments in the six months ended June 30, 2008 while these costs were not incurred in the six months ended June 30, 2009. These decreases were partially offset by an increase in depreciation expense in the six months ended June 30, 2009 compared to the same 2008 period as depreciation expense related to Core’s commercial assets was not recorded in the six months ended June 30, 2008 while the commercial assets were classified as discontinued operations. These commercial assets were reclassified back to continuing operations during the fourth quarter of 2008. Additionally, we incurred franchise expenses related to Pizza Fusion in the six months ended June 30, 2009, compared to no franchise expenses in the same 2008 period as we acquired Pizza Fusion in September 2008.
Interest expense
     The table below summarizes interest expense by segment:

	Six Months Ended June 30,
	2009	2008	Change
	(In thousands)
Land Division	$2,671	1,864	807
Other Operations	3,849	4,777	(928)
Eliminations	—	(1,085)	1,085

Consolidated	$6,520	5,556	964

     Interest expense consists of interest incurred less interest capitalized. Interest incurred totaled $8.8 million for the six months ended June 30, 2009 and $11.8 million for the same 2008 period. Interest capitalized totaled $2.3 million for the six months ended June 30, 2009 and $6.3 million for the same 2008 period. Interest expense increased in the six months ended June 30, 2009 compared to the six months ended June 30, 2008 primarily as a result of less qualifying assets for interest capitalization which resulted in less interest capitalized in the six months ended June 30, 2009 compared to the same 2008 period. The increase was partially offset by lower interest rates during the six months ended June 30, 2009 compared to the same 2008 period. At the time of land or home sales, the capitalized interest allocated to inventory is charged to cost of sales. Cost of sales of real estate for the six months ended June 30, 2009 and 2008 included previously capitalized interest of approximately $80,000 and $44,000, respectively.
Earnings from Bluegreen Corporation
     Bluegreen reported net income for the six months ended June 30, 2009 of $10.4 million, as compared to $4.8 million for the same 2008 period. Our interest in Bluegreen’s earnings was $17.1 million for the six months ended June 30, 2009 (after the amortization of approximately $13.9 million related to the change in the basis as a result of the impairment charges on this investment during the quarters ended September 30, 2008, December 31, 2008 and March 31, 2009) compared to $1.7 million for the six months ended June 30, 2008.
Interest and Other Income
     Interest and other income decreased to $843,000 during the six months ended June 30, 2009 from $3.6 million during the same 2008 period. This decrease was mainly related to a $1.2 million gain on sale of equity securities in the six months ended June 30, 2008 compared to no gain on sale of equity securities in the same 2009 period. In addition, interest income decreased as a result of lower interest rates as well as a decrease in our cash balances for the six months ended June 30, 2009 compared to the same 2008 period.

Income Taxes
     The provision for income taxes is estimated to result in an effective tax rate of 0.0% in 2009. The effective tax rate used for the six months ended June 30, 2008 was 0.0%. The 0.0% effective tax rate is a result of recording a valuation allowance for those deferred tax assets that are not expected to be recovered in the future. Due to large losses in the past and expected taxable losses in the foreseeable future, we may not have sufficient taxable income of the appropriate character in the future to realize any portion of the net deferred tax asset.
     Land Division operational data

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2009	2008	Change	2009	2008	Change
		(Unaudited)			(Unaudited)

Acres sold	3	3	—	13	3	10
Margin percentage (a)	21.0%	33.1%	(12.1)%	36.3%	37.1%	(0.8)%
Unsold saleable acres	6,626	6,676	(50)	6,626	6,676	(50)
Acres subject to sales contracts — third parties (b)	8	326	(318)	8	326	(318)
Aggregate sales price of acres subject to sales contracts to third parties (in thousands) (b)	$—	96,164	(96,164)	—	96,164	(96,164)

(a)	Includes revenues from look back provisions and recognition of deferred revenue associated with sales in prior periods.

(b)	As of June 30, 2009, approximately 8 acres were subject to a sales contract with a sales price which could range from $3.0 million to $3.9 million at a cost of approximately $2.2 million. The sale is contingent upon the purchaser obtaining financing and, if consummated on the contemplated terms, would not result in a loss.
     Due to the nature and size of individual land transactions, our Land Division results have historically fluctuated significantly. Although we have historically realized margins of between approximately 40.0% and 60.0% on Land Division sales, margins on land sales have recently been, and are expected to continue to be, below the historical range given the downturn in the real estate markets and the significant decrease in demand. In addition to the impact of economic and market factors, the sales price and margin of land sold varies depending upon: the location; the parcel size; whether the parcel is sold as raw land, partially developed land or individually developed lots; the degree to which the land is entitled; and whether the designated use of the land is residential or commercial. The cost of sales of real estate is dependent upon the original cost of the land acquired, the timing of the acquisition of the land, the amount of land development, and interest and real estate tax costs capitalized to the particular land parcel during active development. Allocations to cost of sales involve significant management judgment and include an estimate of future costs of development, which can vary over time due to labor and material cost increases, master plan design changes and regulatory modifications. Accordingly, allocations are subject to change based on factors which are in many instances beyond management’s control. Future margins will continue to vary based on these and other market factors. If conditions in the real estate markets do not improve or deteriorate further, we may not be able to sell land at prices above our carrying cost or even in amounts necessary to repay our indebtedness.
     The value of acres subject to third party sales contracts ranged from $3.0 million to $3.9 million at June 30, 2009 compared to $96.2 million at June 30, 2008. While backlog is not an exclusive indicator of future sales activity, it provides an indication of potential future sales activity.

FINANCIAL CONDITION
June 30, 2009 compared to December 31, 2008
     Our total assets at June 30, 2009 and December 31, 2008 were $530.3 million and $559.3 million, respectively. The change in total assets primarily resulted from:
•	a net decrease in cash and cash equivalents of $56.6 million, primarily related to cash used in operations offset by approximately $40.3 million repositioned into investment in timed deposits; and

•	a decrease in restricted cash of $13.4 million mainly associated with the settlement payment made in connection with the bankruptcy of Levitt and Sons.
     Total liabilities at June 30, 2009 and December 31, 2008 were $384.3 million and $439.7 million, respectively. The change in total liabilities primarily resulted from:
•	a decrease of $52.9 million associated with the reversal into income of the loss in excess of investment in Levitt and Sons as a result of the Bankruptcy Court’s approval of the Levitt and Sons’ bankruptcy plan; and

•	a net decrease in accounts payable and other accrued liabilities of approximately $1.1 million primarily attributable to the timing of payments to our vendors.
LIQUIDITY AND CAPITAL RESOURCES
     Management assesses our liquidity in terms of our cash and cash equivalent balances and our ability to generate cash to fund our operating and investment activities. We separately manage our liquidity at the Parent Company level and at the operating subsidiary level. Subsidiary operations, consisting primarily of Core Communities’ operations, are generally financed using proceeds from sales of real estate inventory and debt financing using land or other developed assets as loan collateral. Many of the financing agreements contain covenants at the subsidiary level. Parent Company guarantees are provided only in limited circumstances and, when provided, are generally provided on a limited basis. Available cash and our borrowing capacity may be used to pursue the development of our master-planned communities or to pursue other investments. We also have explored possible ways to monetize a portion of our investment in certain of Core’s assets through joint ventures or other strategic relationships, including the possible sale of such assets or possible public or private offerings of debt or equity securities at Core. We have historically utilized community development districts to fund development costs at Core when possible. We also have used available cash to repay borrowings and to pay operating expenses.
     We believe that our current financial condition and credit relationships, together with anticipated cash flows from operations and other sources of funds, which may include proceeds from the disposition of certain properties or investments, will provide for our anticipated near-term liquidity needs. We expect to meet our long-term liquidity requirements through the means described above and, as determined to be appropriate by our board of directors and management, long-term secured and unsecured indebtedness, and future issuances of equity and/or debt securities. As previously discussed, on July 2, 2009, we entered into a definitive merger agreement with BFC pursuant to which we will be merged with and into a wholly owned subsidiary of BFC. If the merger agreement is consummated, our separate corporate existence will cease and our Class A Common Stock will no longer be publicly traded. We expect to continue to conduct our business, both prior to and, as a wholly owned subsidiary of BFC, after the effective time of the merger, in the usual and ordinary course. This may include, among other things, the continued pursuit of investments and acquisitions within or outside of the real estate industry and the continued support of our existing investments, including additional investments in affiliates such as Bluegreen.
Woodbridge (Parent Company level)
     As of June 30, 2009 and December 31, 2008, Woodbridge had cash and short-term certificates of deposits of $97.9 million and $107.3 million, respectively. Cash at the Parent Company level decreased by $9.4 million during the six months ended June 30, 2009 primarily due to general and administrative expenses and debt service costs.

     At November 9, 2007, the date of the deconsolidation of Levitt and Sons, Woodbridge had a negative investment in Levitt and Sons of $123.0 million and there were outstanding advances due to Woodbridge from Levitt and Sons of $67.8 million, resulting in a net negative investment of $55.2 million. During the fourth quarter of 2008, the Company identified approximately $2.3 million of deferred revenue on intercompany sales between Core and Carolina Oak that had been misclassified against the negative investment in Levitt and Sons. As a result, the Company recorded a $2.3 million reclassification in the fourth quarter of 2008 between inventory of real estate and the loss in excess of investment in subsidiary in the consolidated statements of financial condition. As a result, as of December 31, 2008, the net negative investment was $52.9 million. After the filing of the Chapter 11 Cases, Woodbridge incurred certain administrative costs relating to services performed for Levitt and Sons and its employees (the “Post Petition Services”). Woodbridge did not incur Post Petition Services in the three and six months ended June 30, 2009, compared to approximately $591,000 and $1.6 million incurred in the same periods in 2008, respectively.
     On June 27, 2008, Woodbridge entered into a settlement agreement (the “Settlement Agreement”) with the Debtors and the Joint Committee of Unsecured Creditors (the “Joint Committee”) appointed in the Chapter 11 Cases. Pursuant to the Settlement Agreement, among other things, (i) Woodbridge agreed to pay to the Debtors’ bankruptcy estates the sum of $12.5 million plus accrued interest from May 22, 2008 through the date of payment, (ii) Woodbridge agreed to waive and release substantially all of the claims it had against the Debtors, including its administrative expense claims through July 2008, and (iii) the Debtors (joined by the Joint Committee) agreed to waive and release any claims they had against Woodbridge and its affiliates. After certain of Levitt and Sons’ creditors indicated that they objected to the terms of the Settlement Agreement and stated a desire to pursue claims against Woodbridge, Woodbridge, the Debtors and the Joint Committee entered into an amendment to the Settlement Agreement, pursuant to which Woodbridge would, in lieu of the $12.5 million payment previously agreed to, pay $8 million to the Debtors’ bankruptcy estates and place $4.5 million in a release fund to be disbursed to third party creditors in exchange for a third party release and injunction. The amendment also provided for an additional $300,000 payment by Woodbridge to a deposit holders fund. The Settlement Agreement, as amended, was subject to a number of conditions, including the approval of the Bankruptcy Court. On February 20, 2009, the Bankruptcy Court entered an order confirming a plan of liquidation jointly proposed by Levitt and Sons and the Joint Committee. That order also approved the settlement pursuant to the Settlement Agreement, as amended. No appeal or rehearing of the Bankruptcy Court’s order was timely filed by any party, and the settlement was consummated on March 3, 2009, at which time payment was made in accordance with the terms and conditions of the Settlement Agreement, as amended. Under cost method accounting, the cost of settlement and the related $52.9 million liability (less $500,000 which was determined as the settlement holdback and remained as an accrual pursuant to the Settlement Agreement, as amended) was recognized into income in the six months ended June 30, 2009, resulting in a $40.4 million gain on settlement of investment in subsidiary.
Core Communities
     At June 30, 2009 and December 31, 2008, Core had cash and cash equivalents of $10.2 million and $16.9 million, respectively. Cash decreased $6.7 million during the six months ended June 30, 2009 primarily as a result of cash used to fund the continued development of Core’s projects as well as selling, general and administrative expenses. At June 30, 2009, Core had no immediate availability under its various lines of credit. Core has made efforts to minimize its development expenditures in both Tradition, Florida and in Tradition Hilton Head; however, Core continues to incur expenses related to the development of these communities.
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

     In January of 2009, Core was advised by one of its lenders that it had received an external appraisal on the land that serves as collateral for a development mortgage note payable, which had an outstanding balance of $86.4 million at June 30, 2009. The appraised value would suggest the potential for a re-margining payment to bring the note payable back in line with the minimum loan-to-value requirement. The lender is conducting its internal review procedures, including the determination of the appraised value. As of the date of this filing, Core is in discussions with the lender to restructure the loan which may eliminate any re-margining requirements; however, there is no assurance that these discussions will be successful or that re-margining payments will not otherwise be required in the future.
     Core has a credit agreement with a financial institution which provides for borrowings of up to $64.3 million. The credit agreement had an original maturity date of June 26, 2009 and a variable interest rate of 30-day LIBOR plus 170 basis points or Prime Rate. During June 2009, the loan agreement was modified to extend the maturity date to June 2012. The loan, as modified, bears interest at a fixed interest rate of 5.5%. The terms of the modification also required Core to pledge approximately 10 acres of additional collateral. The new terms of the loan also include a debt service coverage ratio covenant of 1.10:1 and the elimination of a loan to value covenant. As of June 30, 2009, the loan had an outstanding balance of $58.3 million.
     Certain of Core’s debt facilities contain financial covenants generally requiring certain net worth, liquidity and loan to value ratios. Further, certain of Core’s debt facilities contain cross-default provisions under which a default on one loan with a lender could cause a default on other debt instruments with the same lender. If Core fails to comply with any of these restrictions or covenants, the lenders under the applicable debt facilities could cause Core’s debt to become due and payable prior to maturity. These accelerations or significant re-margining payments could require Core to dedicate a substantial portion of its cash to pay its debt and reduce its ability to use its cash to fund its operations. If Core does not have sufficient cash to satisfy these required payments, then Core would need to seek to refinance the debt or obtain alternative funds, which may not be available on attractive terms, if at all. In the event that Core is unable to refinance its debt or obtain additional funds, it may default on some or all of its existing debt facilities.
     Core’s operations have been negatively impacted by the downturn in the residential and commercial real-estate industries. Market conditions have adversely affected Core’s commercial leasing projects and its ability to complete sales of its real estate inventory and, as a consequence, Core is experiencing cash flow deficits. Possible liquidity sources available to Core include the sale of real estate inventory, including commercial properties, as well as debt and outside equity financing, including secured borrowings using unencumbered land; however, there is no assurance that any or all of these alternatives will be available to Core on attractive terms, if at all, or that Core will otherwise be in a position to utilize such alternatives to improve its cash position. In addition, while funding from Woodbridge is a possible source of liquidity, Woodbridge is generally under no contractual obligation to provide funding to Core and there is no assurance that it will do so.
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
     Core’s bond financing at June 30, 2009 and December 31, 2008 consisted of district bonds totaling $218.7 million at each of these dates with outstanding amounts of approximately $143.6 million and $130.5 million, respectively. Further, at June 30, 2009, approximately $68.4 million were available under these bonds to fund future development expenditures. Bond obligations at June 30, 2009 mature in 2035 and 2040. As of June 30, 2009, Core owned approximately 16% of the property subject to assessments within the community development district and approximately 91% of the property subject to assessments within the special assessment district. During the three months ended June 30, 2009 and 2008, Core recorded approximately $158,000 and $163,000, respectively, in assessments on property owned by it in the districts. During the six months ended June 30, 2009 and 2008, Core recorded approximately $317,000 and $268,000, respectively, in assessments on property owned by it in the districts. Core is responsible for any assessed amounts until the underlying property is sold and will continue to be responsible for the annual assessments if the property is never sold. In addition, Core has guaranteed payments for assessments under the district bonds in Tradition, Florida which would require funding if future assessments to be allocated to property owners are insufficient to repay the bonds. Management has evaluated this exposure based upon the criteria in Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” and has determined that there have been no substantive changes to the projected density or land use in the development subject to the bond which would make it probable that Core would have to fund future shortfalls in assessments.
     In accordance with Emerging Issues Task Force Issue No. 91-10, “Accounting for Special Assessments and Tax Increment Financing,” the Company records a liability for the estimated developer obligations that are fixed and determinable and user fees that are required to be paid or transferred at the time the parcel or unit is sold to an end user. At each of June 30, 2009 and December 31, 2008, the liability related to developer obligations associated with Core’s ownership of the property was $3.3 million. This liability is included in the accompanying unaudited consolidated statements of financial condition as of June 30, 2009 and December 31, 2008.
     The following table summarizes our contractual obligations as of June 30, 2009 (in thousands):

		Payments due by period
		Less than	2 - 3	4 - 5	More than
Category	Total	1 year	Years	Years	5 years

Long-term debt obligations (1) (2)	$348,516	8,308	207,942	11,222	121,044
Operating lease obligations	2,039	1,030	718	291	—

Total obligations	$350,555	9,338	208,660	11,513	121,044

(1)	Amounts exclude interest because terms of repayment are based on construction activity and sales volume. In addition, a large portion of the debt is based on variable rates.

(2)	These amounts represent scheduled principal payments. Some of those borrowings require the repayment of specified amounts upon a sale of portions of the property collateralizing those obligations, as well as curtailment repayments prior to scheduled maturity pursuant to re-margining requirements.
     Long-term debt obligations consist of notes, mortgage notes and bonds payable and junior subordinated debentures. Operating lease obligations consist of lease commitments. In addition to the above contractual obligations, we have $2.4 million in unrecognized tax benefits related to FASB Interpretation No. 48 — “Accounting for Uncertainty in Income Taxes — an interpretation of FASB No. 109” (“FIN No. 48”). FIN No. 48 provides guidance for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return.
     At June 30, 2009 and December 31, 2008, we had outstanding surety bonds of approximately $5.4 million and $8.2 million, respectively, which were related primarily to obligations to various governmental entities to construct improvements in various communities. We currently estimate that approximately $1.1 million of work remains to complete these improvements and that further improvements to developments not being pursued will not be required. Accordingly, we do not believe that any material amounts will likely be drawn on the outstanding surety bonds.
     Levitt and Sons had approximately $33.3 million of surety bonds related to its ongoing projects at the time of the filing of the Chapter 11 Cases. In the event that these obligations are drawn and paid by the surety, Woodbridge could be responsible for up to $11.7 million plus costs and expenses in accordance with the surety indemnity agreements executed by Woodbridge. At each of June 30, 2009 and December 31, 2008, we had $1.1 million in surety bonds accrual at Woodbridge related to certain bonds where management believes it to be probable that Woodbridge will be required to reimburse the surety under applicable indemnity agreements.

Woodbridge did not reimburse any amounts during the three months ended June 30, 2009, while it reimbursed approximately $367,000 during the three months ended June 30, 2008 in accordance with the indemnity agreement for bond claims paid during the period. For the six months ended June 30, 2009 and 2008, Woodbridge reimbursed the surety approximately $37,000 and $532,000, respectively. It is unclear whether and to what extent the remaining outstanding surety bonds of Levitt and Sons will be drawn and the extent to which Woodbridge may be responsible for additional amounts beyond this accrual. There is no assurance that Woodbridge will not be responsible for amounts in excess of the $1.1 million accrual. Woodbridge will not receive any repayment, assets or other consideration as recovery of any amounts it may be required to pay. In September 2008, a surety filed a lawsuit to require Woodbridge to post $5.4 million of collateral against a portion of the $11.7 million surety bonds exposure in connection with demands made by a municipality. We believe that the municipality does not have the right to demand payment under the bonds and we initiated a lawsuit against the municipality. We do not believe a loss is probable and accordingly have not accrued any amount related to this claim. However, based on claims made on the bonds, the surety requested that Woodbridge post a $4.0 million letter of credit as security while the matter is litigated with the municipality, and we have complied with that request.
     On November 9, 2007, Woodbridge put in place an employee fund and offered up to $5 million of severance benefits to terminated Levitt and Sons employees to supplement the limited termination benefits paid by Levitt and Sons to those employees. Levitt and Sons was restricted in the payment of termination benefits to its former employees by virtue of the Chapter 11 Cases. Woodbridge did not incur any significant severance and benefits related restructuring charges in the three months ended June 30, 2009, while, during the three months ended June 30, 2008, Woodbridge incurred charges of approximately $816,000. During the six months ended June 30, 2009 and 2008, Woodbridge incurred severance and benefits related restructuring charges of approximately $82,000 and $2.0 million, respectively. For the three months ended June 30, 2009 and 2008, Woodbridge paid approximately $79,000 and $1.2 million, respectively, in severance and termination charges related to the above described employee fund as well as severance for employees other than Levitt and Sons employees, all of which are reflected in the Other Operations segment. For the six months ended June 30, 2009 and 2008, these charges amounted to approximately $211,000 and $2.7 million, respectively. Employees entitled to participate in the fund either received a payment stream, which in certain cases extends over two years, or a lump sum payment, dependent on a variety of factors. Former Levitt and Sons’ employees who received these payments were required to assign to Woodbridge their unsecured claims against Levitt and Sons.
NEW ACCOUNTING PRONOUNCEMENTS.
     See Note 20 to our unaudited consolidated financial statements included under Item 1 of this report for a discussion of new accounting pronouncements applicable to us.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
     Market risk is defined as the risk of loss arising from adverse changes in market valuations that arise from interest rate risk, foreign currency exchange rate risk, commodity price risk and equity price risk. We have a risk of loss associated with our borrowings as we are subject to interest rate risk on our long-term debt. At June 30, 2009, we had $185.1 million in borrowings with adjustable rates tied to the Prime Rate and/or LIBOR rate and $163.4 million in borrowings with fixed or initially-fixed rates. Consequently, the impact on our variable rate debt from changes in interest rates may affect our earnings and cash flow but would generally not impact the fair value of such debt except to the extent of changes in credit spreads. With respect to fixed rate debt, changes in interest rates generally affect the fair market value of the debt but not our earnings or cash flow.
     Assuming the variable rate debt balance of $185.1 million outstanding at June 30, 2009 (which does not include initially fixed-rate obligations which do not become floating rate during 2009) was to remain constant, each one percentage point increase in interest rates would increase the interest incurred by us by approximately $1.9 million per year.
     We are subject to equity pricing risks associated with our investments in Bluegreen and Office Depot. The value of these securities will vary based on the results of operations and financial condition of these investments, the general liquidity of Bluegreen’s and Office Depot’s common stock and general equity market conditions. The trading market for Bluegreen’s and Office Depot’s common stock may not be liquid enough to permit us to sell the shares of such stock that we own without significantly reducing the market price of the shares, if we are able to sell them at all.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     As of the end of the period covered by this report, our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2009, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     There have been no material changes in our legal proceedings from those previously disclosed.
ITEM 1A. RISK FACTORS
     There have been no material changes in our risk factors from those previously disclosed.
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

WOODBRIDGE HOLDINGS CORPORATION
Date: August 10, 2009	By:	/s/ Alan B. Levan
Alan B. Levan, Chief Executive Officer

Date: August 10, 2009	By:	/s/ John K. Grelle
John K. Grelle, Chief Financial Officer